Form 10-Q
period 2014-09-30
JOINT Corp
filed 2014-12-22
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number: 001-36724

The Joint Corp.
(Exact name of registrant as specified in its charter)

Delaware	90-0544160
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16767 N. Perimeter Drive, Suite 240, Scottsdale Arizona	85260
(Address of principal executive offices)	(Zip Code)

(480) 245-5960
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐ No ☑

As of December 10, 2014, the registrant had 9,723,933 shares of Common Stock ($0.001 par value) outstanding.

  THE JOINT CORP.
FORM 10-Q

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENT

THE JOINT CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash	$2,373,925	$3,516,750
Restricted cash	217,736	58,786
Accounts receivable, net	333,156	394,655
Income taxes receivable	320,290	-
Note receivable - current portion	27,119	25,929
Deferred franchise costs - current portion	957,950	939,750
Deferred tax asset - current portion	701,200	701,200
Deferred offering costs	511,921	-
Prepaid expenses and other current assets	68,959	23,729
Total current assets	5,512,256	5,660,799
Property and equipment, net	794,383	400,267
Note receivable	38,778	59,269
Note receivable - related party, net of allowance	-	21,750
Deferred franchise costs, net of current portion	2,086,800	2,283,000
Deferred tax asset - noncurrent	1,265,700	1,265,700
Deposits and other assets	77,650	77,650
Total assets	$9,775,567	$9,768,435

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$677,272	$226,757
Co-op funds liability	99,104	54,133
Payroll liabilities	316,529	128,370
Advertising fund deferred revenue	118,632	4,652
Income taxes payable	-	419,297
Deferred rent - current portion	72,417	-
Deferred revenue - current portion	2,704,250	2,756,250
Total current liabilities	3,988,204	3,589,459
Deferred rent, net of current portion	471,146	-
Deferred revenue, net of current portion	6,754,750	7,252,084
Other liabilities	204,300	147,753
Total liabilities	11,418,400	10,989,296
Commitment and contingencies
Stockholders' deficit:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 25,000 issued and outstanding, aggregate liquidation preference of $1,000,000	25	25
Common stock, $0.001 par value; 20,000,000 shares authorized, 5,365,055 shares issued and 4,831,055 shares outstanding as of September 30, 2014 and 5,340,000 shares issued and 4,806,000 outstanding as of December 31, 2013	5,365	5,340
Additional paid-in capital	1,588,395	1,546,373
Treasury stock (534,000 shares, at cost)	(791,638)	(791,638)
Accumulated deficit	(2,444,980)	(1,980,961)
Total stockholders' deficit	(1,642,833)	(1,220,861)
Total liabilties and stockholders' deficit	$9,775,567	$9,768,435

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Royalty fees	$871,462	$437,323	$2,233,053	$1,011,223
Franchise fees	435,000	570,500	1,469,500	1,956,333
Regional developer fees	152,250	164,500	377,000	536,250
IT related income and software fees	218,400	192,550	629,225	552,975
Advertising fund revenue	88,031	61,876	204,141	143,100
Other income	51,452	46,027	148,347	105,707
Total revenues	1,816,595	1,472,776	5,061,266	4,305,588
Cost of revenues:
Franchise cost of revenues	556,495	433,513	1,505,569	1,307,614
IT cost of revenues	29,324	53,242	164,987	185,870
Total cost of revenues	585,819	486,755	1,670,556	1,493,484
Selling and marketing expenses	324,177	141,212	723,955	603,490
Depreciation and amortization	52,823	19,142	141,707	50,656
General and administrative expenses	1,164,601	631,932	3,215,242	1,859,538
Total selling, general and administrative expenses	1,541,601	792,286	4,080,904	2,513,684
Income (loss) from operations	(310,825)	193,735	(690,194)	298,420

Other expense	(54,599)	(5,000)	(58,399)	(27,000)
Income (loss) before income tax (provision) benefit	(365,424)	188,735	(748,593)	271,420

Income tax (provision) benefit	163,051	(146,188)	284,574	(115,521)

Net income (loss)	$(202,373)	$42,547	$(464,019)	$155,899

Weighted average shares outstanding:
Basic earnings (loss) per share	$(0.04)	$0.01	$(0.10)	$0.03
Diluted earnings (loss) per share	$(0.04)	$0.01	$(0.10)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(464,019)	$155,899
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for bad debts	91,831	-
Depreciation and amortization	141,707	50,656
Deferred income taxes	-	185,688
Accrued interest on notes receivable	-	945
Stock based compensation expense	42,047	-
Changes in operating assets and liabilties:
Restricted cash	(158,950)	(14,389)
Accounts receivable	(8,582)	(143,060)
Income taxes receivable	(320,290)	-
Prepaid income taxes	-	(100,572)
Prepaid expenses and other current assets	(45,230)	31,459
Deferred franchise costs	178,000	(180,250)
Deposits and other assets	-	(70,578)
Accounts payable and accrued expenses	450,515	83,480
Co-op funds liability	44,971	45,691
Payroll liabilities	188,159	13,946
Advertising fund deferred revenue	113,980	(31,302)
Other liabilities	56,547	46,289
Deferred rent	543,563	(3,579)
Income taxes payable	(419,297)	-
Deferred revenue	(549,334)	450,667
Net cash (used in) provided by operating activities	(114,382)	520,990

Cash flows from investing activities:
Purchase of property and equipment	(538,323)	(135,627)
Proceeds from sale of equipment	2,500	-
Payments received on notes receivable	19,301	477
Net cash used in investing activities	(516,522)	(135,150)

Cash flows from financing activities:
Deferred offering costs	(511,921)	-
Net cash used in financing activities	(511,921)	-

Net (decrease) increase in cash	(1,142,825)	385,840
Cash at beginning of period	3,516,750	3,565,592
Cash at end of period	$2,373,925	$3,951,432

Supplemental cash flow disclosures:
Cash paid for income taxes	$420,250	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:      Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. and its wholly owned subsidiary The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary consolidated financial statements and the notes thereto as set forth in The Joint Corp.’s Form S-1, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company on a consolidated basis and the consolidated results of operations and cash flows for the interim periods presented. The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended September 30, 2014 and 2013 is unaudited.

Nature of Operations

The Joint Corp. (“The Joint”), a Delaware corporation, was formed on March 10, 2010 for the principal purpose of franchising chiropractic clinics, selling regional developer rights and supporting the operations of franchised chiropractic clinics at locations throughout the United States of America. The franchising of chiropractic clinics is regulated by the Federal Trade Commission and various state authorities.

The Joint Corporate Unit No. 1, LLC (the “Clinic”), an Arizona limited liability company, was formed on July 14, 2010 for the purpose of operating chiropractic centers in the state of Arizona. The assets of the Clinic were sold on July 1, 2012, and all remaining account balances were consolidated with The Joint as of December 31, 2012.

We completed our initial public offering of 3,000,000 shares of common stock at an initial price to the public of $6.50 per share on November 14, 2014, whereupon we received aggregate net proceeds of approximately $17,285,000 after deducting underwriting discounts, commissions and other offering expenses. Our underwriters exercised their option to purchase 450,000 additional shares of common stock to cover over-allotments on November 18, 2014, pursuant to which we received aggregate net proceeds of approximately $2,710,000, after deducting underwriting discounts, commissions and expenses.  Also, in conjunction with the IPO, we issued warrants to the underwriters for the purchase of 90,000 shares of common stock, which can be exercised between November 10, 2015 and November 10, 2018 at an exercise price of $8.125 per share.

The following table summarizes the number of clinics in operation under franchise agreements for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Clinics open at beginning of period	215	130	175	82
Clinics opened during the period	16	24	57	74
Clinics closed during the period	(1)	-	(2)	(2)
Clinics in operation at the end of the period	230	154	230	154

Clinics sold but not yet operational			248	254

Concentrations of Credit Risk

We grant credit in the normal course of business to franchisees related to the collection of initial franchise fees, royalties, and other operating revenues. We periodically perform credit analysis and monitor the financial condition of the franchisees to reduce credit risk. As of September 30, 2014 and December 31, 2013, two franchisees represented 31% of outstanding accounts receivable. We did not have any customers that represented greater than 10% of our revenues during the three and nine months ended September 30, 2014 and 2013.

Accounts Receivable

Accounts receivable represent amounts due from franchisees for royalties and marketing and advertising fees and contributions. We consider a reserve for doubtful accounts based on the creditworthiness of our franchisees. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is our best estimate of uncollectible amounts and is determined based on specific identification and historical performance we track on an ongoing basis. Losses could differ materially from amounts estimated in determining the allowance. We determined that an allowance for doubtful accounts was not necessary at December 31, 2013. As of September 30, 2014, we had allowance for doubtful accounts of $70,081.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to undiscounted future cash flows in our assessment of whether or not long-lived assets have been impaired. No impairments of long-lived assets were recorded for the periods ended September 30, 2014 and 2013.

Advertising Fund

We have established an advertising fund for national marketing and advertising of services offered by the clinics owned by the franchisees. As stipulated in the typical franchise agreement, a franchisee, in addition to the monthly royalty fee, pays a monthly marketing fee of 1% of gross sales, which may increase to 2% at our discretion. We segregate the marketing funds collected and use the funds for specific purposes as outlined in our franchise disclosure document. As amounts are expended from the fund, we recognize advertising fund revenue and a related expense. Amounts collected in excess of marketing expenditures are included in restricted cash on our condensed consolidated balance sheets.

Co-Op Marketing Funds

Franchisees have established regional co-ops for advertising within their local and regional markets. The Joint maintains an agency relationship under which the marketing funds collected are segregated and used for the specified purposes as directed by the co-ops officers. The marketing funds are included in restricted cash on our condensed consolidated balance sheets.

Revenue Recognition

We generate revenue through initial franchise fees, regional developer fees, transfer fees, royalties, IT related income, and computer software fees.

Initial Franchise Fees. We require the entire non-refundable initial franchise fee to be paid upon execution of the franchise agreement. Initial franchise fees received from a franchisee are recognized as revenue when we have performed substantially all initial services required by the franchise agreement, which generally is considered to be upon the opening of each franchised clinic.  Franchise agreements have an initial term of ten years.  The franchisor’s services under the franchise agreement include: training of franchisee and staff, site selection, construction/vendor management and ongoing operations support. We provide no financing to franchisees or guarantees on their behalf.

Regional Developer Fees. During 2011, we established a regional developer program to bring on independent contractors to assist in developing specified geographical regions. Under this program, regional developers pay a license fee of 25% of the then current franchise fee for each franchise they receive the right to develop within a specified geographical region. Each regional developer agreement establishes a minimum number of franchises that the regional developer must develop. Regional developers receive 50% of franchise fees collected upon the sale of franchises within their region, and a royalty of 3% of sales generated by franchised clinics in their region. Regional developer fees are non-refundable and are recognized as revenue when we have performed substantially all initial services required by the regional developer agreement, which generally is considered to be upon the opening of each franchised clinic. Upon the execution of a regional developer agreement, we estimate the number of franchised clinics to be opened, which is typically consistent with the contracted minimum. When we anticipate that the number of franchised clinics to be opened will exceed the contracted minimum, the license fee on a per-clinic basis is determined by dividing the total fee collected from the regional developer by the number of clinics expected to be opened within the region. Certain regional developer agreements provide that no additional fee is required for franchises developed by the regional developer above the contracted minimum, while other regional developer agreements require a supplemental payment. We reassess the number of clinics expected to be opened as the regional developer performs under its regional developer agreement. When a material change to the original estimate becomes apparent, the fee per clinic is revised on a prospective basis, and the unrecognized fees are allocated among, and recognized as revenue upon the opening of, the remaining unopened franchised clinics within the region. The franchisor’s services under regional developer agreements include site selection, grand opening support for two clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. Several of our regional developer agreements grant us the option to repurchase the regional developer’s license.

Royalties.  We collect royalties, as stipulated in the franchise agreement, equal to 7% of gross sales and a marketing and advertising fee of 1% of gross sales. Certain franchisees with franchise agreements acquired during our formation pay a monthly flat fee. Royalties are recognized as revenue when earned. Royalties are collected bi-monthly two working days after each sales period has ended. We consider a reserve for doubtful accounts based on the creditworthiness of the franchisee. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that we track on an ongoing basis.

IT Related Income and Software Fees.  We collect a monthly computer software fee for use of our proprietary chiropractic software, computer support, and internet services support, which was rolled out to all the clinics in April 2012. These fees are recognized on a monthly basis as services are provided. IT related revenue represents a flat fee to purchase the clinics’ computer equipment, operating software, preinstalled chiropractic system software, key card scanner (patient identification card), credit card scanner and credit card receipt printer. These fees are recognized as revenue upon receipt of equipment by the franchisee.

Advertising Costs

Our policy is to expense all operating advertising costs as incurred. Advertising expenses were $53,691 and $104,320 for three months ended September 30, 2014 and 2013, respectively, and $93,730 and $238,529 for the nine months ended September 30, 2014 and 2013, respectively.

Selling, General and Administrative Costs

General and administrative costs. General and administrative costs include all corporate and administrative functions that support our clinics and provide an infrastructure to facilitate our operations and future growth. Components of these costs include executive management, supervisory and staff salaries, bonuses and related taxes and employee benefits, marketing, travel, information systems, training, support center rent and related occupancy costs, and professional and consulting fees.

Selling and marketing expenses. Selling and marketing expenses consist principally of advertising and promotion, outside services, media and advertising, marketing fund expenditures and internal software costs. These costs are directed through our chief marketing officer and are paid for with the 1.0% marketing fee we collect from franchisees. Outside services and costs includes programs to create brand awareness and promotion in new markets for potential clinic locations. All advertising costs are expensed as incurred.

Depreciation and amortization. Depreciation and amortization is computed using the straight line method over the estimated useful lives of any property and equipment.

Income Taxes

We account for income taxes in accordance with the Accounting Standards Codification that requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to depreciation of property and equipment and treatment of revenue for franchise fees and regional developer fees collected. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

We account for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits and expenses recognized in the condensed consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

At September 30, 2014 and December 31, 2013, we maintained a liability for income taxes for uncertain tax positions of approximately $204,000 and $148,000, respectively, of which $50,000 and $33,000 respectively, represent penalties and interest and are recorded in the  “other liabilities” section of the accompanying condensed consolidated balance sheets. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. Our tax returns for tax years subject to examination by tax authorities include 2011 through the current period for state and federal reporting purposes.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share includes no dilution and is computed by dividing the earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock, and stock options. The impact of all potentially dilutive securities outstanding was anti-dilutive for the three and nine months ended September 30, 2014, as a net loss was incurred for these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(202,373)	$42,547	$(464,019)	$155,899

Weighted average common shares outstanding - basic	4,828,122	5,340,000	4,819,861	5,340,000
Effect of dilutive preferred shares	-	1,335,000	-	1,335,000
Weighted average common shares outstanding - diluted	4,828,122	6,675,000	4,819,861	6,675,000

Basic earnings per share	$(0.04)	$0.01	$(0.10)	$0.03
Diluted earnings per share	$(0.04)	$0.01	$(0.10)	$0.02

Securities outstanding at September 30, 2014 which could be dilutive in future periods, some of which are included in the periods presented, include preferred stock convertible into 1,335,000 shares of common stock issued in 2010, options to purchase 534,000 shares of common stock issued in 2013 in connection with the purchase of treasury stock, options to purchase 268,335 shares of common stock and 542,352 shares of unvested restricted stock issued as compensation in 2014.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for doubtful accounts, share-based compensation arrangements, fair value of stock options, useful lives and realizability of long-lived assets, classification of deferred revenue and deferred franchise costs and the related deferred tax assets and liabilities as long-term or current, uncertain tax positions and realizability of deferred tax assets.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle, and in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our condensed consolidated financial statements.

Note 2:      Notes Receivable

Effective July 2012, we sold our company-owned clinic, including the license agreement, equipment, and customer base, in exchange for a $90,000 unsecured promissory note. The note bears interest at 6% per annum for fifty-four months and requires monthly principal and interest payments over forty-two months, beginning August 2013 and maturing January 2017. The outstanding balance of the note as of September 30, 2014 and December 31, 2013 was $65,897 and $85,198, respectively.

Note Receivable — Related Party

Effective October 2012, a stockholder and former director of the Company transferred ownership in his clinic to a third party in connection with which the Company assessed a contractual transfer fee of $21,750. We accepted the stockholder’s promissory note in the amount $21,750 in payment of this fee. The note has not been formalized with terms, including interest rate or payment schedules and, accordingly, was presented as a long-term note receivable at December 31, 2013.  Due to uncertainty surrounding the collectability of the note, we reserved the note in full as of September 30, 2014.

We consider a reserve for doubtful accounts on notes receivable. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is our best estimate of uncollectible amounts and is determined based on specific identification and historical performance we track on an ongoing basis. Losses ultimately could differ materially from amounts estimated in determining the allowance. The allowance for doubtful accounts on notes receivable was $21,750 as of September 30, 2014 and $0 as of December 31, 2013.

Note 3:     Property and Equipment

Property and equipment consists of the following:

	September 30, 2014	December 31, 2013

Office and computer equipment	$142,157	$28,817
Leasehold improvements	435,748	-
Software developed	432,330	379,415
	1,010,235	408,232
Accumulated depreciation and amortization	(238,802)	(117,047)
	771,433	291,185
Assets in progress	22,950	109,082
	$794,383	$400,267

Depreciation and amortization expense was $52,823 and $19,142 for the three months ended September 30, 2014 and 2013, respectively, and $141,707 and $50,656 for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, assets in progress represents new software under development. As of December 31, 2013, assets in progress includes costs for signage, furniture and equipment related to the February 2014 corporate office relocation as well as new software under development. These costs are transferred to the appropriate property and equipment category and commence depreciation when the assets become ready for their intended use.

Note 4:      Related Party Transactions

We entered into consulting and legal agreements with certain common stockholders related to services performed for the operations of the Company.  Amounts paid to or for the benefit of these stockholders was approximately $293,150 and $163,600 for the three months ended September 30, 2014 and 2013, respectively, and $670,800 and $487,800 for the nine months ended September 30, 2014 and 2013, respectively.

Note 5:      Contingencies

We are party to litigation in the normal course of business that we do not believe would have a material adverse effect on our business, results of operations or financial condition.

Note 6:      Subsequent Events

The Company completed an initial public offering of its of common stock on November 14, 2014.  See Note 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus filed with the Securities and Exchange Commission (“SEC”) on November 12, 2014 relating to our Registration Statement on Form S-1/A (File No. 333-198860) for our initial public offering (the “Prospectus”).

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in our Prospectus. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

●
we may not be able to successfully implement our growth strategy if we or our franchisees are unable to locate and secure appropriate sites for clinic locations, obtain favorable lease terms, hire and retain suitable chiropractors and staff to serve our patients, and attract patients to our clinics;

●	we have limited experience operating company-owned clinics, and we may not be able to duplicate the success of some of our franchisees;
●	we may not be able to acquire operating clinics from existing franchisees or acquire operating clinics on attractive terms;
●	we may not be able to continue to sell franchises to qualified franchisees;
●	we may not be able to identify, recruit and train enough qualified chiropractors to staff our clinics;
●	new clinics may not be profitable, and we may not be able to maintain or improve revenues and franchise fees from existing franchised clinics;
●	the chiropractic industry is highly competitive, with many well-established competitors;
●	we may face negative publicity or damage to our reputation, which could arise from concerns expressed by opponents of chiropractic and by chiropractors operating under traditional service models;
●	legislation and regulations, as well as new medical procedures and techniques could reduce or eliminate our competitive advantages; and
●	we will face increased costs as a result of being a public company.

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.

Overview

The Joint Corp. (“we,” “our” or “us”), a Delaware corporation, was formed on March 10, 2010, for the principal purpose of franchising chiropractic clinics, selling regional developer rights and supporting the operations of franchised chiropractic clinics at locations throughout the United States.

The Joint Corporate Unit No. 1 LLC, an Arizona limited liability company, was formed on July 14, 2010, for the purpose of operating chiropractic centers in the state of Arizona. It operated one company-owned clinic which was sold on July 1, 2012, and all remaining balances were consolidated with The Joint Corp. as of December 31, 2013.

We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry through the rapid and focused expansion of chiropractic clinics in key markets throughout North America and abroad.

Key Performance Measures.  We receive both weekly and monthly performance reports from our franchised clinics which include key performance indicators including gross clinic revenues, total royalty income, number of open clinics and patient office visits. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance.

Key Clinic Development Trends.  We expect to open approximately 80 new clinics over the next twelve months. We generally expect a franchised clinic to open within 9 to 12 months from the date a franchise agreement is signed. This development timeline applies both to clinics franchised directly with us and for clinics franchised through a regional developer. In addition, our regional developers are required, under their respective regional developer agreements, to obtain franchises and open the minimum number of clinics prescribed in their regional developer agreement within a negotiated time period, which takes into account the number of clinics, as well as the size, geography and demographics pertaining to each relevant region. This negotiated time period may differ among regional developers.

We may encounter difficulty in finding suitable locations for our planned company-owned clinics, and our franchisees may encounter difficulty in finding suitable locations for their franchised clinics. In addition, we and our franchisees may not be able to secure the services of chiropractors who share our vision and philosophy regarding the practice of chiropractic and are therefore appropriate candidates to provide services at a Joint clinic. Our ability to take full advantage of advertising and public awareness initiatives will depend on the speed with which we can develop either company-owned or franchised clinics in clusters with sufficient density to justify the use of mass media and other strategic media.

All of our 230 clinics are currently operated by franchisees. Of these, 40 franchises have been awarded directly by us while 190 franchises were awarded pursuant to our regional developer program in which we sold licenses to third parties to develop franchises in particular geographic areas.

Our future growth strategy will increasingly focus on opening clinics that are directly owned and operated by us, while continuing to grow through the sale of additional franchises.  We currently have no company-owned clinics, and as of September 30, 2014 we had taken no steps toward identifying specific locations, commencing negotiations with landlords or hiring operators for company-owned clinics, other than to have researched the market potential for new company-owned clinics, which we believe to be significant.

Recent Developments

      On November 14, 2014, we closed on our initial public offering (“IPO”) of 3,000,000 shares of common stock at an initial price to the public of $6.50 per share. As a result of the IPO, we received aggregate net proceeds, after deducting underwriting discounts, commissions and other offering expenses, of approximately $17,285,000.  On November 18, 2014, our underwriters exercised their option to purchase 450,000 additional shares of common stock to cover over-allotments, pursuant to which we received aggregate net proceeds of approximately $2,710,000, after deducting underwriting discounts, commissions and expenses.

Development of company-owned clinics will be our principal focus, and we will use a significant amount of the proceeds from our IPO to pursue this strategy. We believe we can leverage the experience we have gained in supporting our demonstrated franchisee growth and our senior management’s experience in rapidly and effectively growing other well-known high velocity specialty retail concepts to successfully develop and profitably operate company-owned clinics. Since commencing operations as a franchisor of chiropractic clinics, we have gained significant experience in identifying the business systems and practices that are required to profitably operate our clinics, validate our model and demonstrate proof of concept.

We believe our direct control over company-owned clinics will enable us to more effectively apply these business systems and practices than in our franchised clinics and to collect more revenue per clinic than would otherwise be available to us solely through the collection of royalty fees, franchise sales fees, and regional developer fees. We intend to develop company-owned clinics in geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertisement and marketing and attain general corporate and administrative operating efficiencies. We believe that our management’s experience in this area readily translates to our business model.

Factors Affecting Our Performance

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic openings, markets in which they are contained and related expenses, general economic conditions, consumer confidence in the economy, consumer preferences, and competitive factors.

Basis of Presentation

Revenues

Royalty Fees.  We collect royalties based upon the terms of our franchise disclosure document and our franchise agreements, currently equal to 7% of gross sales from open clinics.

Franchise Fees.  Our revenues from franchise fees are derived from the sale of franchises and are recognized when a franchised clinic is opened.

Regional Developer Fees.  In 2011, we established a regional developer program to engage independent contractors to assist in causing franchisees to develop a specified geographical region. Under this program, regional developers pay a license fee of 25% of the applicable per-clinic franchise fee to obtain the right to cause a minimum number of clinics to be franchised and subsequently opened within a specified geographic region. Regional developers receive 50% of franchise fees as well as a royalty rate of 3% of gross sales from open clinics in their region. Some, but not all, of our regional developer agreements require no additional fees to be paid by regional developers in respect of clinics they develop in excess of their minimum development obligation in the territory. Regional developer fees are recognized as revenue when we have performed substantially all initial services required by the regional developer agreement, which is generally upon the opening of each clinic.

IT Related Income and Software Fees.  We collect a monthly computer software fee of $275 per month for each open clinic for use of our proprietary chiropractic software, for related computer support and related internet service support. A combined software and supportive hardware package was made available to all clinics in April 2012. IT related revenue represents a flat fee paid by our franchisees to purchase computer equipment, operating software, pre-installed chiropractic system software, keycard scanner and credit card receipt printer and to have access to and support of our proprietary chiropractic software.

Advertising Fund Revenue.   We have established an advertising fund for national marketing and advertising of services offered by the clinics owned by the franchisees. As stipulated in our typical franchise agreement, a franchisee pays a monthly marketing fee of 1% of gross sales, which may increase to 2% at our discretion. We segregate the marketing funds collected and use the funds for specific purposes as outlined in our franchise disclosure document. As amounts are expended from the fund, we recognize advertising fund revenue and a related expense. Amounts collected in excess of marketing expenditures are included in restricted cash on our condensed consolidated balance sheets.

Our franchise agreements typically require franchisees to spend at least $1,800 monthly per clinic for local store marketing.  We oversee this activity to monitor compliance. We may designate preferred,vendors to support their efforts but franchisees are not required to use the preferred vendors.

Cost of Revenues

Cost of revenues is comprised of expenses associated with sales, opening and ongoing support in respect of our clinic operators and regional developers. Specifically, cost of revenues includes franchise sales commissions, regional developer royalties and commissions and payments to contracted sales professionals. These costs are recognized upon the opening and ongoing operations of the clinics. Also included in cost of revenues are the costs of computer hardware and software sold to each franchisee.

Selling, General and Administrative Costs

Selling, general and administrative costs include all corporate and administrative functions that support our franchised clinics and provide an infrastructure to facilitate our operations and future growth. Components of these costs include executive management, supervisory and staff salaries, bonuses and related taxes and employee benefits, marketing, travel, information systems, training, support center rent and related occupancy costs, and professional and consulting fees.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the three months ended September 30, 2014 from those set forth in “Significant Accounting Policies and Estimates” in our Prospectus.

Results of Operations

Total Revenues

Components of revenues for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, are as follows:

	Three Months Ended September 30,
	2014	2013	Change from Prior Year	Percent Change
Revenues:
Royalty fees	$871,462	$437,323	$434,139	99.3%
Franchise fees	435,000	570,500	(135,500)	(23.8)%
Regional developer fees	152,250	164,500	(12,250)	(7.4)%
IT related income and software fees	218,400	192,550	25,850	13.4%
Advertising fund revenue	88,031	61,876	26,155	42.3%
Other income	51,452	46,027	5,425	11.8%

Total revenues	$1,816,595	$1,472,776	$343,819	23.3%

The reasons for the significant changes in our components of total revenues are as follows:

•
Royalty fees have increased due to an opening of 76 new clinics during the nine months ended September 30, 2014, representing an increase of 49% over the total number of open clinics as of September 30, 2013. In addition, the combined increased clinic base generated significantly more sales upon which the royalty fee is calculated.

•
Franchise fees are recognized when a clinic is opened.  Franchise fees and regional developer fees have decreased due to a smaller number of clinic openings during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  For the three months ended September 30, 2014 and September 30, 2013, 16 and 24 new clinics opened respectively.

•	IT related income and software fee, advertising fund revenue and other income increased due to an increase in our clinic base as described above.

Components of revenues for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 are as follows:

	Nine Months Ended September 30,
	2014	2013	Change from Prior Year	Percent Change
Revenues:
Royalty fees	$2,233,053	$1,011,223	$1,221,830	120.8%
Franchise fees	1,469,500	1,956,333	(486,833)	(24.9)%
Regional developer fees	377,000	536,250	(159,250)	(29.7)%
IT related income and software fees	629,225	552,975	76,250	13.8%
Advertising fund revenue	204,141	143,100	61,041	42.7%
Other income	148,347	105,707	42,640	40.3%

Total revenues	$5,061,266	$4,305,588	$755,678	17.6%

The reasons for the significant changes in our components of total revenues are as follows:

•
Royalty fees increased due to the opening of 76 new open clinics during the nine months ended September 30, 2014, compared to 154 open clinics as of September 30, 2013, representing an increase of 49% over the total number of open clinics as of September 30, 2013. In addition, the combined increased clinic base generated significantly more sales upon which the royalty fee is calculated.

•
Franchise fees and regional developer fees have decreased due to a smaller number of clinic openings during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  For the nine months ended September 30, 2014 and September 30, 2013, 57 and 74 new clinics opened respectively.

•	IT related income and software fee, advertising fund revenue and other income increased due to an increase in our clinic base as described above.

Cost of Revenues

Cost of Revenues	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$585,819	$486,755	$99,064	20.4%
Nine Months Ended September 30,	$1,670,556	$1,493,484	$177,072	11.9%

For the three months ended September 30, 2014 and 2013, the cost of revenues was 32% and 33%, respectively, as a percentage of total revenues. The total cost of revenues increased by $99,064 due primarily to an increase in regional developer royalties of $161,107, which is 110% higher than in the three months ended September 30, 2013. This increase in cost of revenues was due primarily to an increase in the number of open clinics subject to regional developer royalties for the three months ended September 30 2013. This increased cost of revenues was partially offset by a decrease in regional developer commissions of $29,000 due primarily to fewer clinic openings subject to regional developer commissions during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

For the nine months ended September 30, 2014 and 2013, the cost of revenues was 33% and 35%, respectively, as a percentage of total revenues. The total cost of revenues increased by $177,072 due primarily to an increase in regional developer royalties of $446,769, which is 135% higher than in the nine months ended September 30, 2013. This increase in cost of revenues was due primarily to an increase in the number of open clinics subject to regional developer royalties during the nine months ended September 30, 2014 as compared to  the nine months ended September 30 2013. This increased cost of revenues was partially offset by a decrease in regional developer commissions of $217,500 due to fewer clinic openings subject to regional developer commissions during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Selling and Marketing Expenses

Selling and Marketing Expenses	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$324,177	$141,212	$182,965	129.6%
Nine Months Ended September 30,	$723,955	$603,490	$120,465	20.0%

Selling and marketing expenses increased for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, due to travel expenses related to attending sales conventions and our initial public offering. This was partially offset by a decrease in direct selling expenses which is due to the development of a more focused marketing strategy to be launched in late 2014.

Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$52,823	$19,142	$33,681	176.0%
Nine Months Ended September 30,	$141,707	$50,656	$91,051	179.7%

 Depreciation and amortization expenses increased for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013, due to fixed assets additions of $538,324 during 2014 for relocation and expansion of our corporate office, related tenant improvement expenses, software enhancements and website development expenses.

General and Administrative Expenses

General and Administrative Expenses	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$1,164,601	$631,932	$532,669	84.3%
Nine Months Ended September 30,	$3,215,242	$1,859,538	$1,355,704	72.9%

General and administrative expenses increased during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to the following:

•
An increase of approximately $426,000 of employment expense which includes salaries and wages, stock based compensation, executive relocation costs, health insurance expense and payroll taxes. This is due to the addition of new members of our senior management team, which include a Chief Marketing Officer, the hiring of a new President and Chief Operating Officer and Chief Executive Officer;

•	An increase of approximately $71,000 in professional fees for legal and accounting services, primarily related to state franchise filings and franchising related legal services; and

•	An increase of approximately $88,000 in staffing and recruitment fees.

General and administrative expenses increased during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to the following:

•
An increase of approximately $984,000 of employment expense which includes salaries and wages, stock based compensation, executive relocation costs, health insurance expense and payroll taxes. This is due to the addition of new members of our senior management team, which include a Chief Marketing Officer, the hiring of a new President and Chief Operating Officer and Chief Executive Officer;

•	An increase of approximately $209,000 in professional fees for legal and accounting services, primarily related to additional auditing services and franchise related legal services;

•	An increase of approximately $53,000 in directors fees; and

•	An increase of approximately $88,000 in staffing and recruitment fees.

Income Tax (Provision) Benefit

Income Tax (Provision) Benefit	2014	2013	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$163,051	$(146,188)	$309,239	211.5%
Nine Months Ended September 30,	$284,574	$(115,521)	$400,095	346.3%

Changes in our income tax expense related primarily to changes in pretax income during the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013.  For the three and nine months ending September 30, 2014, the effective rate was 45% and 38%. For the three and nine months ended September 30, 2013, the effective rate was 77% and 43%. The difference is due to uncertain tax positions that were recorded during the period and the impact of certain permanent differences on taxable income.

Liquidity and Capital Resources

Sources of Liquidity

Since 2012, we have financed our business primarily through existing cash on hand and cash flows from operations.

On November 14, 2014, we closed on our initial public offering (“IPO”) of 3,000,000 shares of common stock at an initial price to the public of $6.50 per share. As a result of the IPO, we received aggregate net proceeds, after deducting underwriting discounts, commissions and other offering expenses, of approximately $17,285,000.  On November 18, 2014, our underwriters exercised their option to purchase 450,000 additional shares of common stock to cover over-allotments, pursuant to which we received aggregate net proceeds of approximately $2,710,000, after deducting underwriting discounts, commissions and expenses.

We intend to use a significant amount of the net proceeds from our initial public offering for the development of company-owned clinics.  We may accomplish this by developing new clinics, by repurchasing existing franchises or by acquiring existing chiropractic practices. In addition, we may use proceeds from our IPO to repurchase existing regional developer licenses.  Other than to pursue this growth strategy, we have not allocated a specific amount of our net proceeds from our initial public offering to any particular purpose. The net proceeds we actually expend for the development of company-owned clinics and the acquisition of additional franchises or regional developer licenses may vary significantly depending on a number of factors, including the timing of our identification and leasing of suitable sites for company-owned clinics and, in respect of the acquisition of franchises or regional developer licenses, our ability to enter into a binding acquisition agreement on favorable terms and the negotiated purchase price. In addition, the net proceeds we actually expend for general corporate purposes may vary significantly depending on a number of factors, including future revenue growth and our cash flows. As a result, we will retain broad discretion over the allocation of the net proceeds from our initial public offering. Pending use of the net proceeds from our initial public offering, we are holding the net proceeds in cash or investments in short-term, investment-grade securities.

Analysis of Cash Flows

Net cash (used in) provided by operating activities decreased by $635,372 or 122%, to ($114,382) for the nine months ended September 30, 2014, compared to $520,990 for the nine months ended September 30, 2013.  The decrease in cash provided by operating activities was attributable primarily to increased expenses caused by the addition of senior level and support staff and changes in net working capital and other adjustments.

Net cash used in investing activities was $516,522 and $135,150 during the nine months ended September 30, 2014, and 2013, respectively.  For the nine months ended September 30, 2014, this includes investments in property and equipment of $538,323 primarily related to leasehold improvements and furniture for the Company’s corporate office space, proceeds of $2,500 received from the sale of property and equipment and payments received on notes receivable of $19,301.  For the nine months ended September 30, 2013, this includes investments in property and equipment of $135,627 and payments received on notes receivable of $477.

Net cash used in financing activities was $511,921 and $0 during the nine months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014, this includes $511,921 of expenditures incurred in advance of the initial public offering of common stock.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle, and in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our condensed consolidated financial statements.

Contractual Obligations and Risk

The following table summarizes our contractual obligations at September 30, 2014 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

Contractual Obligations	2014	2015	2016	2017	2018	2019 & Thereafter	Other	Total
Operating lease obligations	31,600	235,000	250,000	255,000	260,000	154,000	-	1,185,600
Uncertain tax positions (1)	-	-	-	-	-	-	228,800	228,800
Total	31,600	235,000	250,000	255,000	260,000	154,000	228,800	1,414,400

(1)	Uncertain tax positions, as shown in “Other,” have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and Chief Operating Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Operating Officer have concluded that, as of such date, our disclosure controls and procedures were not effective.

We have yet to adequately implement certain controls over our financial reporting cycle. These areas include properly segregating duties due to the size of our accounting department and ineffective accounting for and reporting of complex transactions. The existence of these or one or more other material weaknesses or significant deficiencies could result in errors in our financial statements.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We are currently in the process of addressing and remediating the control weaknesses described above, including the hiring of additional personnel and the implementation of a new general ledger system.  These remediation efforts are expected to take place in the 4th quarter of 2014 and in early 2015.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to litigation in the normal course of business that we do not believe would have a material adverse effect on our business, results of operations or financial condition.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in our Prospectus filed with the SEC on November 12, 2014 relating to our Registration Statement on Form S-1/A (File No. 333-198860) for our initial public offering, as well as other factors discussed herein under “Forward-Looking Statements” in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes from the risk factors disclosed in our final prospectus filed with the SEC on November 12, 2014 relating to our Registration Statement on Form S-1/A (File No. 333-198860) for our initial public offering.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

We completed our initial public offering of 3,000,000 shares of common stock at an initial price to the public of $6.50 per share on November 14, 2014, whereupon we received aggregate net proceeds of approximately $17,285,000 after deducting underwriting discounts, commissions and other offering expenses. Our underwriters exercised their option to purchase 450,000 additional shares of common stock to cover over-allotments on November 18, 2014, pursuant to which we received aggregate net proceeds of approximately $2,710,000, after deducting underwriting discounts, commissions and expenses.  Also, in conjunction with the IPO, we issued warrants to the underwriters for the purchase of 90,000 shares of common stock, which can be exercised between November 10, 2015 and November 10, 2018 at an exercise price of $8.125 per share.

We intend to use a significant amount of the net proceeds from our initial public offering for the development of company-owned clinics.  We may accomplish this by developing new clinics, by repurchasing existing franchises or by acquiring existing chiropractic practices. In addition, we may use proceeds from our IPO to repurchase existing regional developer licenses.  Other than to pursue this growth strategy, we have not allocated a specific amount of our net proceeds from our initial public offering to any particular purpose. The net proceeds we actually expend for the development of company-owned clinics and the acquisition of additional franchises or regional developer licenses may vary significantly depending on a number of factors, including the timing of our identification and leasing of suitable sites for company-owned clinics and, in respect of the acquisition of franchises or regional developer licenses, our ability to enter into a binding acquisition agreement on favorable terms and the negotiated purchase price. In addition, the net proceeds we actually expend for general corporate purposes may vary significantly depending on a number of factors, including future revenue growth and our cash flows. As a result, we will retain broad discretion over the allocation of the net proceeds from our initial public offering. Pending use of the net proceeds from our initial public offering, we are holding the net proceeds in cash or investments in short-term, investment-grade securities.

ITEM 6. EXHIBITS

The Exhibit Index immediately following the Signatures to this Form 10-Q is hereby incorporated by reference into this Form 10-Q.

THE JOINT CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE JOINT CORP.

Dated: December 22, 2014	By:	/s/ John B. Richards
John B. Richards
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Orwasher
David Orwasher
President and Chief Operating Officer
(Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).

32
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.