Form 10-Q
period 2015-03-31
JOINT Corp
filed 2015-05-15
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, the registrant had 9,621,581 shares of Common Stock ($0.001 par value) outstanding.

  THE JOINT CORP.
FORM 10-Q

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENT

THE JOINT CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$17,082,930	$20,796,783
Restricted cash	338,561	224,576
Accounts receivable, net	775,669	704,905
Income taxes receivable	395,814	395,814
Note receivable - current portion	24,598	27,528
Deferred franchise costs - current portion	579,800	622,800
Deferred tax asset - current portion	208,800	208,800
Prepaid expenses and other current assets	80,326	375,925
Total current assets	19,486,498	23,357,131
Property and equipment, net	1,587,544	1,134,452
Note receivable	27,942	31,741
Deferred franchise costs, net of current portion	2,432,900	2,574,450
Intangible assets, net	1,084,583	153,000
Goodwill	1,821,040	636,104
Deposits and other assets	86,051	585,150
Total assets	$26,526,558	$28,472,028

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,575,614	$1,271,405
Co-op funds liability	298,561	186,604
Payroll liabilities	627,467	617,944
Note payable - current portion	115,000	-
Deferred rent - current portion	98,053	93,398
Deferred revenue - current portion	2,008,106	1,957,500
Other current liabilities	41,575	50,735
Total current liabilities	4,764,376	4,177,586
Note payable - net of current portion	140,000	-
Deferred rent, net of current portion	432,317	451,766
Deferred revenue, net of current portion	7,037,500	7,915,918
Other liabilities	296,448	299,405
Total liabilities	12,670,641	12,844,675
Commitment and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of March 31, 2015, and December 31, 2014	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 10,265,019 shares issued and 9,731,019 shares outstanding as of March 31, 2015 and 10,196,502 shares issued and 9,662,502 outstanding as of December 31, 2014	10,265	10,197
Additional paid-in capital	21,553,194	21,420,975
Treasury stock (534,000 shares, at cost)	(791,638)	(791,638)
Accumulated deficit	(6,915,904)	(5,012,181)
Total stockholders' equity	13,855,917	15,627,353
Total liabilties and stockholders' equity	$26,526,558	$28,472,028

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Royalty fees	$1,015,513	$608,327
Franchise fees	348,000	464,000
Revenues and management fees from company clinics	387,453	-
Advertising fund revenue	285,516	86,734
IT related income and software fees	203,975	199,625
Regional developer fees	217,500	108,750
Other revenues	49,941	45,401
Total revenues	2,507,898	1,512,837
Cost of revenues:
Franchise cost of revenues	507,566	458,776
IT cost of revenues	37,695	71,748
Total cost of revenues	545,261	530,524
Selling and marketing expenses	967,024	119,944
Depreciation and amortization	122,596	40,066
General and administrative expenses	2,788,240	979,690
Total selling, general and administrative expenses	3,877,860	1,139,700
Loss from operations	(1,915,223)	(157,387)

Gain on sale of property and equipment	11,500	-
Loss before income tax benefit	(1,903,723)	(157,387)

Income tax benefit	-	29,493

Net loss	$(1,903,723)	$(127,894)

Loss per share:
Basic and diluted loss per share	$(0.20)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,903,723)	$(127,894)
Adjustments to reconcile net loss income to net cash (used in) provided by operating activities:
Provision for bad debts	847	-
Regional developer fees recognized upon acquisition of development rights	(159,500)	-
Depreciation and amortization	122,596	40,066
Gain on sale of property and equipment	(11,500)	-
Deferred income taxes	-	(2)
Stock based compensation expense	132,287	15,600
Changes in operating assets and liabilties, net of effects from acquisitions:
Restricted cash	(113,985)	(113,324)
Accounts receivable	(71,611)	85,929
Prepaid income taxes	-	(63,499)
Prepaid expenses and other current assets	295,599	8,033
Deferred franchise costs	74,550	24,800
Deposits and other assets	(8,401)	-
Accounts payable and accrued expenses	304,209	58,096
Co-op funds liability	111,957	26,586
Payroll liabilities	9,523	(17,134)
Other liabilities	(12,117)	34,958
Deferred rent	(14,794)	540,361
Income taxes payable	-	(419,297)
Deferred revenue	(98,998)	(43,500)
Net cash (used in) provided by operating activities	(1,343,061)	49,779

Cash flows from investing activities:
Acquisition of businesses	(1,830,000)	-
Reacquisition and termination of regional developer rights	(545,000)	-
Purchase of property and equipment	(14,021)	(548,993)
Proceeds received on sale of property and equipment	11,500	-
Payments received on notes receivable	6,729	6,339
Net cash used in investing activities	(2,370,792)	(542,654)

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net decrease in cash	(3,713,853)	(492,875)
Cash at beginning of period	20,796,783	3,516,750
Cash at end of period	$17,082,930	$3,023,875

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$420,250

Supplemental Non-Cash Disclosures:
In connection with our acquisitions of franchises during the three-months ended March 31, 2015, we acquired $525,000 of property and equipment, intangible assets of $329,000 and assumed deferred revenue associated with membership packages paid in advance of $104,936 in exchange for $1,830,000 in cash and notes payable issued to the sellers for an aggregate amount of $255,000. Additionally, at the time of these transactions, we carried deferred revenue of $348,000, representing franchise fees collected upon the execution of franchise agreements, and deferred costs of $155,900, related to our acquisition of undeveloped franchises. In accordance with ASC-952-605, we netted these amounts against the aggregate purchase price of the acquisitions (Note 2).

-
In connection with our reacquisition and termination of regional developer rights during the three-months ended March 31, 2015, we carried deferred revenue of $572,750, representing license fees collected upon the execution of the regional developer agreements. In accordance with ASC-952-605, we netted these amounts against the aggregate purchase price of the acquisitions (Note 5).

As of December 31, 2014, we recorded a deposit of $507,500 for the reacquisition and termination of regional developer rights, which were paid in advance. During the three-months ended March 31, 2015, upon the effective date of the agreement, we reclassified $507,500 from deposits, to intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:      Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. and its wholly owned subsidiary The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary consolidated financial statements and the notes thereto as set forth in The Joint Corp.’s Form 10-K, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position on a consolidated basis and the consolidated results of operations and cash flows for the interim periods presented. The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended March 31, 2015 and 2014 is unaudited.

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

The following table summarizes the number of clinics in operation under franchise agreements for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Clinics open at beginning of period	246	175
Clinics opened during the period	13	18
Clinics closed during the period	(6)	(1)
Clinics in operation at the end of the period	253	192

Clinics sold but not yet operational	254	263

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Joint Corp. and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”), which was dormant for all periods presented.

All significant intercompany accounts and transactions between The Joint Corp. and its subsidiary have been eliminated in consolidation.

Variable Interest Entities

An entity that has a controlling financial interest in a variable interest entity (“VIE”) is referred to as the primary beneficiary and consolidates the VIE. An entity is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

Certain states regulate the practice of chiropractic care and require that chiropractic services are provided by legal entities organized under state laws as professional corporations or PCs.  In these states, where we have acquired franchises as company owned and managed, we have entered into management services agreements with PCs to provide on an exclusive basis, all non-clinical services of the chiropractic practice.  We have analyzed our relationship with the PCs and have determined that have we do not have the power to direct the activities of the VIE.  As such, the activity of the PCs is not included in our consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash. We continually monitor our positions with, and credit quality of, the financial institutions with which we invest. As of the balance sheet date and periodically throughout the period, we have maintained balances in various operating accounts in excess of federally insured limits. We have invested substantially all of the proceeds of our IPO in short-term bank deposits. We had no cash equivalents as of March 31, 2015 and December 31, 2014.

  Restricted Cash

Restricted cash relates to cash franchisees are required to contribute to our National Marketing Fund and cash franchisees provide to various voluntary regional Co-Op Marketing Funds. Cash contributed to the National Marketing Fund is to be used in accordance with the Franchise Disclosure Document with a focus on regional and national marketing and advertising.

Concentrations of Credit Risk

We grant credit in the normal course of business to franchisees related to the collection of initial franchise fees, royalties, and other operating revenues. We periodically perform credit analysis and monitor the financial condition of the franchisees to reduce credit risk. As of March 31, 2015, three franchisees represented 45% of outstanding accounts receivable.  As of December 31, 2014, six franchisees represented 56% of outstanding accounts receivable. We did not have any customers that represented greater than 10% of our revenues during the three months ended March 31, 2015 and 2014.

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees, royalty fees and marketing and advertising expenses. We consider a reserve for doubtful accounts based on the creditworthiness of the franchisee. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance we track on an ongoing basis. The losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2015 and December 31, 2014, we had an allowance for doubtful accounts of $81,879 and $81,032, respectively.

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

Intangible Assets

Intangible assets consist primarily of re-acquired franchise rights, and customer relationships.  We amortize the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which was approximately 7 years. The fair value of customer relationships is amortized over their estimated useful life of 2 years.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in the acquisitions discussed in Note 2.  Under FASB ASC 350-10, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to estimated undiscounted future cash flows in our assessment of whether or not long-lived assets have been impaired. No impairments of long-lived assets were recorded for the periods ended March 31, 2015 and 2014.

Advertising Fund

We have established an advertising fund for national/regional marketing and advertising of services offered by the clinics owned by the franchisees. As stipulated in the typical franchise agreement, a franchisee, in addition to the monthly royalty fee, pays a monthly marketing fee of 1% of gross sales, which increased to 2% in January 2015. We segregate the marketing funds collected and use the funds for specific purposes as outlined in the Franchise Disclosure Document. These funds are included in restricted cash on our consolidated balance sheets. As amounts are expended from the fund, we recognize advertising fund revenue and a related expense. Amounts collected in excess of marketing expenditures are included in restricted cash on our consolidated balance sheets.

Co-Op Marketing Funds

Some franchises have established regional Co-Ops for advertising within their local and regional markets. We maintain an agency relationship under which the marketing funds collected are segregated and used for the purposes specified by the Co-Ops officers. The marketing funds are included in restricted cash on our consolidated balance sheets.

Deferred Rent

We lease office space for our corporate offices and company-owned clinics under operating leases, which may include rent holidays and rent escalation clauses.  We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the term of the lease.  We record tenant improvement allowances as deferred rent liabilities and amortizes the allowance over the term of the lease, as a reduction to rent expense.

Revenue Recognition

We generate revenue through initial franchise fees, regional developer fees, transfer fees, royalties, IT related income, and computer software fees, and from our company-owned and managed clinics.

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

Regional Developer Fees. During 2011, we established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under this program, regional developers pay a license fee of 25% of the then current franchise fee for each franchise they receive the right to develop within a specified geographical region. Each regional developer agreement establishes a minimum number of franchises that the regional developer must develop. Regional developers receive 50% of franchise fees collected upon the sale of franchises within their region and a royalty of 3% of sales generated by franchised clinics in their region. Regional developer fees are non-refundable and are recognized as revenue when we have performed substantially all initial services required by the regional developer agreement, which generally is considered to be upon the opening of each franchised clinic. Upon the execution of a regional developer agreement, we estimate the number of franchised clinics to be opened, which is typically consistent with the contracted minimum. When we anticipate that the number of franchised clinics to be opened will exceed the contracted minimum, the license fee on a per-clinic basis is determined by dividing the total fee collected from the regional developer by the number of clinics expected to be opened within the region. Certain regional developer agreements provide that no additional fee is required for franchises developed by the regional developer above the contracted minimum, while other regional developer agreements require a supplemental payment. We reassess the number of clinics expected to be opened as the regional developer performs under its regional developer agreement. When a material change to the original estimate becomes apparent, the fee per clinic is revised on a prospective basis, and the unrecognized fees are allocated among, and recognized as revenue upon the opening of, the expected remaining unopened franchised clinics within the region. The franchisor’s services under regional developer agreements include site selection, grand opening support for two clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. Several of our regional developer agreements grant us the option to repurchase the regional developer’s license.

Revenues and Management Fees from Company Clinics.  We earn revenues from clinics that we operate or manage throughout the US.  In those states where we operate the clinic, revenues are recognized when services are performed. We offer a variety of membership and wellness packages which feature discounted pricing as compared with our single-visiting pricing.  Amounts collected up front for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed.  In other states where state law requires the chiropractic practice to be owned by a licensed chiropractor, we enter into a management agreement with the doctor’s professional corporation.  Under the management agreement, we provide administrative and business management services to the doctor’s professional corporation in return for a monthly management fee.  When the collectability of the full management fee is uncertain, we recognize management fee revenue only to the extent of fees expected to be collected from the professional corporations.

Royalties.  We collect royalties, as stipulated in the franchise agreement, equal to 7% of gross sales, and a marketing and advertising fee currently of 2% of gross sales. Certain franchisees with franchise agreements acquired during the formation of the Company pay a monthly flat fee. Royalties are recognized as revenue when earned. Royalties are collected bi-monthly two working days after each sales period has ended.

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

Advertising Costs

We incur advertising costs in addition to those included in the advertising fund. Our policy is to expense all operating advertising costs as incurred. Advertising expenses were $268,506 and $44,080 for three months ended March 31, 2015 and 2014, respectively.

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

At March 31, 2015 and December 31, 2014, we maintained a liability for income taxes for uncertain tax positions of approximately $124,000 and $122,000, respectively, of which $32,000 and $30,000 respectively, represent penalties and interest and are recorded in the  “other liabilities” section of the accompanying condensed consolidated balance sheets. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. Our tax returns for tax years subject to examination by tax authorities include 2011 through the current period for state and federal reporting purposes.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock, and stock options.

	Three Months Ended March 31,
	2015	2014

Net loss	$(1,903,723)	$(127,894)

Weighted average common shares outstanding - basic	9,662,502	4,811,561
Effect of dilutive securities:
Stock options	-	-
Shares issuable on conversion of preferred stock	-	-
Weighted average common shares outstanding - diluted	9,662,502	4,811,561

Basic and diluted loss per share	$(0.20)	$(0.03)

The following table summarizes the potential shares of common stock that were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Unvested restricted stock	522,356	125,159
Stock options	366,995	198,915
Warrants	90,000	-

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for doubtful accounts, share-based compensation arrangements, fair value of stock options, useful lives and realizability of long-lived assets, classification of deferred revenue and deferred franchise costs and the related deferred tax assets and liabilities as long-term or current, uncertain tax positions, realizability of deferred tax assets and purchase price allocations.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Recent tentative decisions by the FASB may delay the effective date of this ASU and some of its other provisions. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The update requires retrospective application and represents a change in accounting principle.  The update is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not been previously issued.  ASU 2015-03 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 2:      Acquisitions

Los Angeles County Acquisition of Franchise Units

On December 31, 2014, we acquired substantially all the assets and certain liabilities of six franchises held by The Joint RRC Corp. including franchises that manage four operating clinics in Los Angeles County for a purchase price of $900,000 which was paid in cash on December 31, 2014. We intend to manage four of the acquired franchises as company clinics and to terminate two remaining franchises. On January 1, 2015, we amended the original agreement in which we acquired an additional three undeveloped franchises.  This resulted in a net deferred revenue adjustment of $41,100 to the net purchase price.  No additional consideration was paid.

The purchase price allocation for these acquisitions is subject to further adjustment upon finalization of the opening balance sheet. The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Property and equipment	$297,630
Intangible assets	153,000
Goodwill	636,104
Total assets acquired	1,086,734
Unfavorable leases	(227,834)
Net assets acquired	$858,900

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

Acquisition of Franchises in Phoenix and Tucson, Arizona

On February 17, 2015, we acquired substantially all of the assets and certain liabilities of two operating franchises in Phoenix and Tucson, Arizona from Roth & Pelan Enterprises, LLC. The total consideration for this transaction was $935,000, subject to certain adjustments, of which $780,000 was funded from the proceeds of our recent initial public offering and a note for $155,000 was issued to the seller. We intend to operate the two franchises as company clinics.

At the time of the transaction, we carried a deferred revenue balance of $29,000, representing franchise fees collected upon the execution of the franchise agreements, and deferred franchise costs of $1,450, related to the undeveloped franchise.  In accordance with ASC 952-605, we accounted for the franchise rights associated with the undeveloped franchise as a cancellation, and the respective deferred revenue and deferred franchise costs were netted against the aggregate purchase price.  The remaining $907,450 was accounted for as consideration paid for the two acquired franchises.

The purchase price allocation for this acquisition is preliminary and subject to further adjustment upon finalization of the opening balance sheet. The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Property and equipment	$150,000
Intangible assets	155,000
Goodwill	626,973
Total assets acquired	931,973
Deferred membership revenue	(24,523)
Net assets acquired	$907,450

Intangible assets consist of reacquired franchise rights of $82,000, customer relationships of $73,000 and will be amortized over their estimated useful lives of seven years and two years, respectively.

Goodwill recorded in connection with this acquisition was attributable to the workforce of the clinics and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax-deductible.

We have retrospectively adjusted the condensed consolidated balance sheet as of December 31, 2014 related to adjustments to the purchase price allocation of the above acquisition.  The impacts are adjustments to deferred franchise costs, goodwill and deferred revenue, with no changes to total net assets.  There were no impacts on the consolidated statements of operations or cash flows for any prior periods as a result of these adjustments.  The balance sheet impacts are as follows:

	December 31, 2014
	As reported	As revised

Deferred franchise costs - current portion	$668,700	$622,800
Goodwill	677,204	636,104
Deferred revenue - current portion	2,044,500	1,957,500

Acquisition of Franchises in Phoenix, Arizona

On March 3, 2015, we completed the repurchase of four developed franchises and one undeveloped franchise from TJSC, LLC. The total consideration for this transaction was approximately $750,000, subject to certain adjustments, of which  $690,000 was funded from the proceeds of our recent initial public offering and a note for $60,000 was issued to the seller. We intend to continue to operate two of the clinics opened under the developed franchises as company clinics.  The franchisee closed the two clinics operated under the remaining developed franchises. We have terminated the undeveloped franchise and may relocate it.

At the time of the transaction, we carried a deferred revenue balance of $29,000, representing franchise fees collected upon the execution of the franchise agreements, and deferred franchise costs of $1,450, related to the undeveloped franchise.  In accordance with ASC 952-605, we accounted for the franchise rights associated with the undeveloped franchise as a cancellation, and the respective deferred revenue and deferred franchise costs were netted against the aggregate purchase price.  The remaining $722,450 was accounted for as consideration paid for the four acquired franchises.

The purchase price allocation for these acquisitions is preliminary and subject to further adjustment upon finalization of the opening balance sheet. The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Property and equipment	$150,000
Intangible assets	123,000
Goodwill	492,996
Total assets acquired	765,996
Deferred membership revenue	(43,546)
Net assets acquired	$722,450

Intangible assets consist of reacquired franchise rights of $65,000 customer relationships of $58,000 and will be amortized over their estimated useful lives of seven years and two years, respectively.

Goodwill recorded in connection with this acquisition was attributable to the workforce of the clinics and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax-deductible.

Acquisition of Franchises in San Gabriel Valley, California

On March 6, 2015, we completed our repurchase of nine franchises from The Joint San Gabriel Valley, Inc. The transaction involved the repurchase of two developed franchises and seven undeveloped franchises. We intend to manage the clinics opened under the two developed franchises and to terminate, re-locate or re-sell the seven undeveloped franchises.  The total consideration for this transaction was $300,000, subject to adjustment, of which $270,000 was funded from the proceeds of our recent initial public offering and a note of $30,000 was issued to the seller.

At the time of the transaction, we carried a deferred revenue balance of $203,000, representing franchise fees collected upon the execution of the franchise agreements, and deferred franchise costs of $107,100, related to the seven unopened clinics.  In accordance with ASC 952-605, we accounted for the franchise rights associated with the unopened clinics as a cancellation, and the respective deferred revenue and deferred franchise costs were netted against the aggregate purchase price.  The remaining $204,100 was accounted for as consideration paid for the two acquired franchises.

The purchase price allocation for this acquisition is preliminary and subject to further adjustment upon finalization of the opening balance sheet.  The $204,100 of net consideration paid to acquire the two clinics was allocated to assets and liabilities as follows:

Property and equipment	$150,000
Intangible assets	34,000
Goodwill	20,100
Total assets acquired	$204,100

Intangible assets consist of reacquired franchise rights of $18,000, customer relationships of $16,000 and will be amortized over their estimated useful lives of seven years and two years, respectively.

Goodwill recorded in connection with this acquisition was attributable to the workforce of the clinics and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax-deductible.

Acquisition of Franchises in Glendale, Arizona

On March 23, 2015, we completed our repurchase of one developed franchise from The Joint Arrowhead Ranch, LLC. We intend to operate the acquired clinic as a company clinic. The total consideration for this transaction was approximately $100,000, subject to adjustment, of which $90,000 was funded from the proceeds of our recent initial public offering and a note for $10,000 was issued to the seller.

The purchase price allocation for this acquisition is preliminary and subject to further adjustment upon finalization of the opening balance sheet. The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Property and equipment	$75,000
Intangible assets	17,000
Goodwill	21,170
Total assets acquired	113,170
Deferred membership revenue	(13,170)
Net assets acquired	$100,000

Intangible assets consist of reacquired franchise rights of $9,000 customer relationships of $8,000 and will be amortized over their estimated useful lives of seven years and two years, respectively.

Goodwill recorded in connection with this acquisition was attributable to the workforce of the clinics and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax-deductible.

Acquisition of Franchisee Upon Default

In January 2015, in connection with the default by a franchisee under its franchise agreement, we assumed substantially all of the assets of a clinic in Tempe, Arizona.  We are accounting for this as a business combination.  As no consideration was transferred to the franchisee, we expect to recognize a bargain purchase gain equal to the fair value of the net assets acquired; however, no amounts have been recorded in the consolidated financial statements for the three months ended March 31, 2015, as information is not yet available to reasonably estimate the fair value of the net assets acquired.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma consolidated statements of operations data for the three months ended March 31, 2015 and 2014 as if the acquisitions had been completed at the beginning of the year.

	Pro Forma for the Three Months Ended
	March 31, 2015	March 31, 2014
Revenues, net	$2,667,820	$1,848,689
Net loss	(1,979,530)	(505,834)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information does not indicate what our future operating results will be. The information for 2014 and 2015 prior to the acquisitions is included based on prior accounting records maintained by the acquired companies. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisitions. For 2015, this information includes actual data recorded in our financial statements for the period subsequent to the date of the acquisition. The Company’s consolidated statement of operations for the three months ended March 31, 2015 include net revenue and net loss of $406,706 and $153,547, respectively, attributable to the acquisitions.

The pro forma amounts included in the table above reflect the application of our accounting policies and adjustment of the results of the clinics to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from January 1, 2014, together with the consequential tax impacts.

Note 3:      Notes Receivable

Effective July 2012, we sold a previously owned company clinic, including the license agreement, equipment, and customer base, in exchange for a $90,000 unsecured promissory note. The note bears interest at 6% per annum for fifty-four months and requires monthly principal and interest payments over forty-two months, beginning August 2013 and maturing January 2017. The outstanding balance of the note as of March 31, 2015 and December 31, 2014 was $52,540 and $59,269, respectively.

Note Receivable — Related Party

Effective October 2012, a stockholder and former director of the Company transferred ownership in his clinic to a third party in connection with which we assessed a contractual transfer fee of $21,750. We accepted the stockholder’s promissory note in the amount $21,750 in payment of this fee. The note has not been formalized with terms, including interest rate or payment schedules and, accordingly, was presented as a long-term note receivable at December 31, 2014.  Due to uncertainty surrounding the collectability of the note, we reserved the note in full as of March 31, 2015.

We consider a reserve for doubtful accounts on notes receivable. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is our best estimate of uncollectible amounts and is determined based on specific identification and historical performance we track on an ongoing basis. Losses ultimately could differ materially from amounts estimated in determining the allowance. The allowance for doubtful accounts on notes receivable was $21,750 as of March 31, 2015 and December 31, 2014.

Note 4:     Property and Equipment

Property and equipment consists of the following:

	March 31, 2015	December 31, 2014

Office and computer equipment	$207,668	$209,575
Leasehold improvements	1,192,868	665,961
Software developed	564,560	564,560
	1,965,096	1,440,096
Accumulated depreciation and amortization	(391,573)	(305,644)
	$1,573,523	$1,134,452
Assets in progress	14,021	-
	$1,587,544	$1,134,452

Depreciation and amortization expense was $85,929 and $40,066 for the three months ended March 31, 2015 and 2014, respectively.

Note 5:      Intangible Assets

On January 1, 2015 we completed our reacquisition and termination of our regional developer rights and three licenses for undeveloped franchises for the Los Angeles County, California region in exchange for cash consideration of $507,500.  At the time of the transaction, we carried a deferred revenue balance of $174,000, representing license fees collected upon the execution of the regional developer agreements.  In accordance with ASC 952-605, we accounted for the development rights associated with the undersold or undeveloped franchises as a cancellation, and the respective deferred revenue was netted against the aggregate purchase price.  The remaining $333,500 was accounted for as consideration paid for the reacquired development rights.

On January 23, 2015 we completed our reacquisition and termination of our San Diego regional developer rights in exchange for cash consideration of $400,000.  At the time of the transaction, we carried a deferred revenue balance of $94,250, representing license fees collected upon the execution of the regional developer agreements.  In accordance with ASC 952-605, we accounted for the development rights associated with the undersold or undeveloped franchises as a cancellation, and the respective deferred revenue was netted against the aggregate purchase price.  The remaining $305,750 was accounted for as consideration paid for the reacquired development rights.

On March 20, 2015 we completed our reacquisition and termination of our New Jersey regional developer rights in exchange for cash consideration of $145,000.  At the time of the transaction, we carried a deferred revenue balance of $304,500, representing license fees collected upon the execution of the regional develop agreements.  In accordance with ASC 952-605, we accounted for the cash consideration paid as a cancellation of the development rights associated with the undersold or undeveloped franchises, and netted this amount against the respective deferred revenue.  The excess deferred regional developer fees revenue was recognized as revenue at the date of the agreement as no further performance obligations exist.

Intangible assets which remain subject to adjustment upon receipt of final valuation information, consisted of the following:

	As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$255,000	$4,702	$250,298
Customer relationships	227,000	4,786	222,214
Reacquired development rights	$639,250	$27,178	612,072
Unamortized intangible assets:	$1,121,250	$36,667	$1,084,583
Goodwill			1,821,040
Total intangible assets			$2,905,623

Amortization expense was $36,667 and $0 for the three months ended March 31, 2015and 2014, respectively.

Estimated amortization expense for 2015 and subsequent years is as follows:

2015	$183,443
2016	241,250
2017	141,000
2018	127,750
2019	127,750
Thereafter	263,390
Total	$1,084,583

Note 6:     Notes Payable

On February 17, 2015, we entered into a $155,000 note payable as a portion of the consideration paid in connection with the acquisition of two existing franchises and a license to develop one additional franchise from Roth & Pelan Enterprises, LLC.  This note bears interest at 1.5% per annum with $25,000 plus interest due on June 17, 2015 and the remaining principal and interest due February 17, 2017.  While this is a below market interest rate loan, we did not impute interest as the effects are immaterial.

On March 3, 2015, we entered into a $60,000 note payable as a portion of the consideration paid in connection with the acquisition of four existing franchises and a license to develop one additional franchise from TJSC, LLC. This note bears interest at 4.5% per annum with $30,000 plus interest due on July 30, 2015 and the remaining principal plus interest due on January 30, 2016.

On March 6, 2015, we entered into a $30,000 note payable as a portion of the consideration paid in connection with the acquisition of two existing franchises and licenses to develop seven additional franchises from The Joint San Gabriel Valley Inc. This note bears interest at 1.5% per annum with principal and interest due on November 19, 2015.

On March 23, 2015, we entered into a $10,000 note payable as a portion of the consideration paid in connection with the acquisition of an existing franchise from The Joint Arrowhead Ranch LLC. This note bears interest at 1.5% per annum with principal and interest due September 20, 2016.  If the seller has fully performed their duties under the agreement, one half of the principal plus interest will be paid on July 20, 2015.

Maturities of our notes payable are as follows as of March 31, 2015:

2015	$115,000
2016	10,000
2017	130,000
Total	$255,000

Note 7:     Equity

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

Stock Options

In November 2012, we adopted the 2012 Stock Plan (“2012 Plan”). The 2012 Plan’s purpose is to attract and retain the best available personnel for positions of substantial responsibility, provide incentives and additional ownership opportunities for employees, directors, and consultants, and generally promote the success of our business. The 2012 Plan permits us to grant incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors, and consultants for a period of ten years.

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

We have computed the fair value of all options granted during the three months ended March 31, 2015 and 2014, using the following assumptions:

	March 31,
	2015			2014
Expected volatility		47%		46%
Expected dividends		None		None
Expected term (years)		6.25		7.5
Risk-free rate	1.45%	to	1.74%	0.07%
Forfeiture rate		20%		None

The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2014	312,995	$2.04	$0.92	9.2
Granted at market price	54,000	8.20
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2015	366,995	3.11	1.43	9.1
Exercisable at March 31, 2015	61,294	$1.38	$0.65	8.8

The intrinsic value of our stock options outstanding was $1,822,383 at March 31, 2015.

For the three months ended March 31, 2015 and 2014, stock based compensation expense for stock options was $43,529, and $5,606 respectively.  Unrecognized stock-based compensation expense for stock options as of March 31, 2015 was $348,202, which is expected to be recognized ratably over the next 2.96 years.

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

The information below summaries the restricted stock activity:

Restricted Share Awards	Shares
Outstanding at December 31, 2014	662,375
Restricted stock awards granted	-
Awards forfeited or exercised	-
Outstanding at March 31, 2015	662,375
Remaining available to be issued	42,950

For the three months ended March 31, 2015 and 2014, stock based compensation expense for restricted stock awards was $88,758, and $9,994, respectively.  Unrecognized stock based compensation expense for restricted stock awards as of March 31, 2015 was $1,109,454 to be recognized ratably over 3.17 years.

Warrants

In conjunction with the IPO, we issued warrants to the underwriters for the purchase of 90,000 shares of common stock, which can be exercised between November 10, 2015 and November 10, 2018 at an exercise price of $8.125 per share.  For the year ended December 31, 2014, a net expenses of $113,929 were recorded against proceeds against additional paid in capital, associated with these awards. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on November 10, 2018 and have a remaining contractual life of 3.6 years as of March 31, 2015.

The information below summarizes the warrants:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value

Outstanding at December 31, 2014	90,000	$8.13	3.9	-

Granted	-	-

Outstanding at March 31, 2015	90,000	$8.13	3.6	$-

Exercisable at March 31, 2015	-	$-	-	$-

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

Market value of underlying common stock		$1.20
Term (in years)	1	–	8
Strike price	$0.56	–	$2.45
Volatility	27.03%	–	45.64%
Risk-free interest	0.13%	–	2.45%

Note 8:      Income Taxes

During the quarter ended March 31, 2015, the Company recorded no income tax provision due to a net operating loss and a valuation allowance against deferred tax assets.

Note 9:      Related Party Transactions

We entered into consulting and legal agreements with certain common stockholders related to services performed for the operations of the Company.  Amounts paid to or for the benefit of these stockholders was approximately $209,000 and $126,000 for the three months ended March 31, 2015 and 2014.

Note 10:      Commitments and Contingencies

Operating Leases

We lease our corporate office space. Monthly payments under the lease were approximately $10,500 through June 2012 and approximately $6,700 through December 2013. The lease expired on December 31, 2013. On September 17, 2013, we entered into a new lease for corporate office space, with 66 monthly payments increasing from $10,500 to $22,000, beginning February 3, 2014, the date we took occupancy of the new office space.  Between December 31, 2014 and March 31, 2015, we acquired 10 additional leases for clinic locations.  These leases vary in length from 20 to 40 months and have monthly payments ranging from $2,069 to $5,909.

Total rent expense for the three months ended March 31, 2015 and 2014 was approximately $118,000 and $33,000, respectively.

Future minimum annual lease payments are approximately as follows:

2015	$540,522
2016	627,334
2017	568,714
2018	331,074
2019	154,055
Thereafter	-
$2,221,699

Litigation

In the normal course of business, we are party to litigation from time to time. We maintain insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on the Company.

Note 11:      Subsequent Events

On April 1, 2015, we granted an aggregate of 7,500 stock options at an exercise price of $7.81 that vest immediately to certain non-employee members of our board of directors.  The options expire in 2025.

On April 14, 2015, we completed a purchase of a franchise from a franchisee.  The transaction involved the repurchase of a developed franchise. We intend to manage the clinic opened under the developed franchise. The total consideration for this transaction was approximately $335,000, subject to adjustments, of which $276,500 was funded from the proceeds of our recent initial public offering and a note for $58,000 was issued to the seller.

On April 30, 2015, we completed the repurchase of eight franchises in San Diego County, California. In a related transaction, we completed the termination of nine franchise agreements for franchises that were to be located in Los Angeles County, California region. The total consideration for these transactions was $631,000, $550,100 of which was funded from the proceeds of our recent initial public offering, and $89,900 of which was funded with a promissory note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Item 1A of our Form 10-K for the year ended December 31, 2014. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

Overview

The Joint Corp., a Delaware corporation, was formed on March 10, 2010 for the principal purpose of franchising chiropractic clinics, selling regional developer rights and supporting the operations of franchised chiropractic clinics at locations throughout the United States.

As used in this Form 10-Q:

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

Key Clinic Development Trends.   As of March 31, 2015, 253 clinics were in operation by franchisees or corporate owned.  Of the 253 clinics in operation, 195 were originally awarded through our regional developer program of which 6 of the 195 clinics are now corporate clinics in former regional developer territories.    Our regional developer program is one in which we sold licenses to third parties to develop franchises in particular geographic areas.  In addition, 58 of the 253 clinics in operation were awarded through direct sales, of which 6 clinics are now corporate clinics in non-regional developer territories, bringing the total of corporate clinics to 12 as of March 31, 2015.

Our future growth strategy will increasingly focus on acquiring and developing clinics that are directly owned and operated by us, while continuing to grow through the sale of additional franchises.

We expect to repurchase or to develop up to 50 franchises or clinics to be operated or managed as company-owned or managed clinics over twelve months beginning January 1, 2015.

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

We may encounter difficulty in finding suitable locations for our planned company-owned or managed clinics, and our franchisees may encounter difficulty in finding and funding suitable locations for their franchised clinics. In addition, we and our franchisees may not be able to secure the services of chiropractors who share our vision and philosophy regarding the practice of chiropractic and are therefore appropriate candidates to provide services at a Joint clinic. Our ability to take full advantage of advertising and public awareness initiatives will depend on the speed with which we can develop either company-owned or franchised clinics in clusters with sufficient density to justify the use of mass media and other strategic media.

Recent Developments

On December 31, 2014, we reacquired six franchised clinics, closed two clinics and retained the remaining four clinics as company-managed clinics.

 During the quarter ended March 31, 2015, we acquired an aggregate of 8 clinics and 3 regional developer licenses. As of March 31, 2015 we had 12 company managed clinics. As part of our company-owned or managed clinic strategy, we may seek to reacquire additional franchises as circumstances permit. We are in process of negotiating lease agreements for additional company clinics which we expecs to open later in the year.

Development of company-owned or managed clinics will be our principal focus, and we will use a significant amount of the proceeds from our IPO to pursue this strategy. We believe we can leverage the experience we have gained in supporting our demonstrated franchisee growth and our senior management’s experience in rapidly and effectively growing other well-known high velocity specialty retail concepts to successfully develop and profitably operate company-owned clinics. Since commencing operations as a franchisor of chiropractic clinics, we have gained significant experience in identifying the business systems and practices that are required to profitably operate our clinics, validate our model and demonstrate proof of concept.

We believe our direct control over company-owned or managed clinics will enable us to more effectively apply these business systems and practices than in our franchised clinics and to collect more revenue per clinic than would otherwise be available to us solely through the collection of royalty fees, franchise sales fees, and regional developer fees. We intend to develop company clinics in geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage aggregated advertisement and marketing and attain general corporate and administrative operating efficiencies. We believe that our management’s experience in this area readily translates to our business model.

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

Revenues and Management Fees from Company Clinics.  We earn revenues from clinics that we operate or manage throughout the US.  In those states where we operate the clinic, revenues are recognized when services are performed. We offer a variety of membership and wellness packages which feature discounted pricing as compared with our single-visiting pricing.  Amounts collected up front for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed.  In other states where state law requires the chiropractic practice to be owned by a licensed chiropractor, we enter into a management agreement with the doctor’s professional corporation.  Under the management agreement, we provide administrative and business management services to the doctor’s professional corporation in return for a monthly management fee.  Since the collectability of the full management fee is uncertain, we recognize management fee revenue only to the extent of fees collected from the professional corporations.

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

Significant Accounting Polices and Estimates

We adopted new accounting policies for revenues and management fees for company clinics in conjunction with our acquisitions of company-owned clinics during the three months ended March 31, 2015.

There were no additional changes in our significant accounting policies and estimates during the three months ended March 31, 2015 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Total Revenues

Components of revenues for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, are as follows:

	Three Months Ended March 31,
	2015	2014	Change from Prior Year	Percent Change from Prior Year
Revenues:
Royalty fees	$1,015,513	$608,327	$407,186	66.9%
Franchise fees	348,000	464,000	(116,000)	(25.0)%
Revenues and management fees from company clinics	387,453	-	387,453	100.0%
Advertising fund revenue	285,516	86,734	198,782	229.2%
IT related income and software fees	203,975	199,625	4,350	2.2%
Regional developer fees	217,500	108,750	108,750	100.0%
Other revenues	49,941	45,401	4,540	10.0%

Total revenues	$2,507,898	$1,512,837	$995,061	65.8%

The reasons for the significant changes in our components of total revenues are as follows:

•
Royalty fees have increased due to an increase in the number of clinics in operation during the current quarter.  As of March 31, 2015 and 2014,there were 247 and 192 clinics in operation, respectively.  In addition, the combined increased clinic base generated significantly more sales upon which the royalty fee is calculated.

•
Franchise fees are recognized when a clinic is opened. Franchise fees and regional developer fees have decreased due to a smaller number of clinic openings during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, 13 and 18 new clinics opened respectively.

•	Revenue and management fees from company clinics increased due to the acquisitions of 8 clinics during the three months ended March 31, 2015.
•	Regional developer fees increased largely due to revenue recognition on the termination of regional developer rights.
•
IT related income and software fee, advertising fund revenue and other revenues increased due to an increase in our clinic base as described above. In addition advertising fund revenue was increased from 1% to 2%.

Cost of Revenues

	Three Months Ended March 31,		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year

Cost of Revenues	$545,261	$530,524	$14,737	2.8%

For the three months ended March 31, 2015 and 2014, the cost of revenues was 22% and 35%, respectively, as a percentage of total revenues. The decrease is due to higher advertising revenue and lower regional developer commissions. The total cost of revenues increased by $14,737 due primarily to an increase in regional developer royalties of $137,690, partially offset by a decrease in regional developer commissions of $87,000 and a decrease in IT cost of revenues of $34,053.

Selling and Marketing Expenses

	Three Months Ended March 31,		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year

Selling and Marketing Expenses	$967,024	$119,944	$847,080	706.2%

Selling and marketing expenses increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, due in part to a provision of $298,000 recorded during the quarter for fees due to our advertising agency in connection with work performed on our current advertising campaign, along with a more focused marketing strategy launched in late 2014.

Depreciation and Amortization Expenses

	Three Months Ended March 31,		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year

Depreciation and Amortization Expenses	$122,596	$40,066	$82,530	206.0%

 Depreciation and amortization expenses increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to fixed assets additions of $525,000 and intangible asset additions of $968,250 relating to our acquisitions of franchises and regional developer rights.

General and Administrative Expenses

	Three Months Ended March 31,		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year

General and Administrative Expenses	$2,788,240	$979,690	$1,808,550	184.6%

General and administrative expenses increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to the following:

•
An increase of approximately $956,000 of employment expense which includes salaries and wages, stock based compensation, executive relocation costs, health insurance expense and payroll taxes. This is primarily due to an increase in additional personnel and employees acquired through the acquisition of company clinics, and an increase in stock compensation expense due to additional equity awards;

•	An increase of approximately $476,000 in professional fees for legal and accounting services, primarily related to state franchise filings and franchising related legal services; and
•	An increase of approximately $143,000 costs related to the acquisitions of franchises.

  Income Tax Benefit

	Three Months Ended March 31,		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year

Income Tax Benefit	$-	$29,493	$(29,493)	(100.0)%

Changes in our income tax expense related primarily to changes in pretax income during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  For the three months ending March 31, 2015, the effective rate was 0%.  For the three months ended March 31, 2014, the effective rate was 19%. The difference is due to uncertain tax positions that were recorded during the period and the impact of certain permanent differences on taxable income during the three months ended March 31, 2014.

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

We intend to use a significant amount of the net proceeds from our initial public offering for the development of company-owned and company-operated clinics.  We may accomplish this by developing new clinics, by repurchasing existing franchises or by acquiring existing chiropractic practices. In addition, we may use proceeds from our IPO to repurchase existing regional developer licenses.  Other than to pursue this growth strategy, we have not allocated a specific amount of our net proceeds from our initial public offering to any particular purpose. The net proceeds we actually expend for the development of company-owned and company-operated clinics and the acquisition of additional franchises or regional developer licenses may vary significantly depending on a number of factors, including the timing of our identification and leasing of suitable sites for company-owned  and company-operated clinics and, in respect of the acquisition of franchises or regional developer licenses, our ability to enter into a binding acquisition agreement on favorable terms and the negotiated purchase price. In addition, the net proceeds we actually expend for general corporate purposes may vary significantly depending on a number of factors, including future revenue growth and our cash flows. As a result, we will retain broad discretion over the allocation of the net proceeds from our initial public offering. Pending use of the net proceeds from our initial public offering, we are holding the net proceeds in cash or investments in short-term, investment-grade securities.

As of March 31, 2015, we had cash and short-term bank deposits of $17,082,930.

Analysis of Cash Flows

Net cash (used in) provided by operating activities decreased by $1,392,840 to ($1,343,061) for the three months ended March 31, 2015, compared to $49,779 for the three months ended March 31, 2014.  The decrease in cash provided by operating activities was attributable primarily to increased expenses caused by the addition of senior level and support staff and changes in net working capital and other adjustments.

Net cash used in investing activities was $2,370,792 and $542,654 during the three months ended March 31, 2015, and 2014, respectively.  For the three months ended March 31, 2015 this includes acquisitions of franchises of $1,830,000, reacquisition and termination of regional developer rights of $545,000, purchases of fixed assets of $14,021, proceeds received on sale of property and equipment of $11,500, and payments received on notes receivable of $6,729.  For the three months ended March 31, 2014 this includes investments in property and equipment of $548,993 and payments received on notes receivable of $6,339.

There were no cash flows from financing activities for the three months ended March 31, 2015 and 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Recent tentative decisions by the FASB may delay the effective date of this ASU and some of its other provisions. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The update requires retrospective application and represents a change in accounting principle.  The update is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not been previously issued.  ASU 2015-03 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Contractual Obligations and Risk

The following table summarizes our contractual obligations at March 31, 2015 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$2,221,699	$540,522	$627,334	$568,714	$331,074	$154,055	-
Notes payable	255,000	115,000	10,000	130,000	-	-	-
	$2,476,699	$655,522	$637,334	$698,714	$331,074	$154,055	$-

Off-Balance Sheet Arrangements

During the three months ended March 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We are currently in the process of addressing and remediating the control weaknesses described above, including the hiring of additional personnel and the implementation of a new general ledger system.  These remediation efforts are expected to take place in mid 2015.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are party to litigation from time to time. We maintain insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on the Company.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as other factors discussed herein under “Forward-Looking Statements” in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes from the risk factors disclosed in our Form 10-K filed with the SEC on March 20, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

None.

ITEM 6. EXHIBITS

The Exhibit Index immediately following the Signatures to this Form 10-Q is hereby incorporated by reference into this Form 10-Q.

THE JOINT CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE JOINT CORP.

Dated: May 15, 2015	By:	/s/ John B. Richards
John B. Richards
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Francis T. Joyce
Francis T. Joyce
Chief Financial Officer
(Principal Financial Officer)

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