Form 10-Q
period 2015-06-30
JOINT Corp
filed 2015-08-14
CIK 1612630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, the registrant had 9,825,153 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$12,579,991	$20,796,783
Restricted cash	281,968	224,576
Accounts receivable, net	458,914	704,905
Income taxes receivable	292,730	395,814
Note receivable - current portion	17,768	27,528
Deferred franchise costs - current portion	597,970	622,800
Deferred tax asset - current portion	208,800	208,800
Prepaid expenses and other current assets	97,195	375,925
Total current assets	14,535,336	23,357,131
Property and equipment, net	2,691,042	1,134,452
Note receivable, net of current portion and reserve	27,942	31,741
Deferred franchise costs, net of current portion	1,894,930	2,574,450
Intangible assets, net	2,021,136	153,000
Goodwill	2,747,668	636,104
Deposits and other assets	118,073	585,150
Total assets	$24,036,127	$28,472,028

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,452,076	$1,271,405
Co-op funds liability	281,857	186,604
Payroll liabilities	874,825	617,944
Notes payable - current portion	479,400	-
Deferred rent - current portion	98,053	93,398
Deferred revenue - current portion	2,080,787	1,957,500
Other current liabilities	48,691	50,735
Total current liabilities	5,315,689	4,177,586
Notes payable, net of current portion	140,000	-
Deferred rent, net of current portion	410,755	451,766
Deferred revenue, net of current portion	5,734,709	7,915,918
Other liabilities	277,715	299,405
Total liabilities	11,878,868	12,844,675
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of June 30, 2015, and December 31, 2014	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 10,333,534 shares issued and 9,799,534 shares outstanding as of June 30, 2015 and 10,196,502 shares issued and 9,662,502 outstanding as of December 31, 2014	10,333	10,197
Additional paid-in capital	21,710,338	21,420,975
Treasury stock (534,000 shares as of June 30, 2015 and December 31, 2014, at cost)	(791,638)	(791,638)
Accumulated deficit	(8,771,774)	(5,012,181)
Total stockholders' equity	12,157,259	15,627,353
Total liabilities and stockholders' equity	$24,036,127	$28,472,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Royalty fees	$1,098,190	$753,265	$2,113,704	$1,361,591
Franchise fees	876,259	570,500	1,224,259	1,034,500
Revenues and management fees from company clinics	783,016	-	1,170,469	-
Advertising fund revenue	339,462	29,376	624,978	116,110
IT related income and software fees	197,214	211,200	401,189	410,825
Regional developer fees	50,750	116,000	268,250	224,750
Other revenues	81,855	51,494	131,796	96,895
Total revenues	3,426,746	1,731,835	5,934,645	3,244,671
Cost of revenues:
Franchise cost of revenues	743,592	490,298	1,251,158	949,074
IT cost of revenues	48,226	63,915	85,921	135,663
Total cost of revenues	791,818	554,213	1,337,079	1,084,737
Selling and marketing expenses	790,001	253,612	1,757,024	399,778
Depreciation and amortization	278,502	48,819	401,098	88,885
General and administrative expenses	3,412,484	1,084,346	6,200,726	2,050,640
Total selling, general and administrative expenses	4,480,987	1,386,777	8,358,848	2,539,303
Loss from operations	(1,846,059)	(209,155)	(3,761,282)	(379,369)

Other income (expense), net	(9,811)	(3,800)	1,689	(3,800)
Loss before income tax benefit	(1,855,870)	(212,955)	(3,759,593)	(383,169)

Income tax benefit	-	79,206	-	121,523

Net loss and comprehensive loss	$(1,855,870)	$(133,749)	$(3,759,593)	$(261,646)

Loss per share:
Basic and diluted loss per share	$(0.19)	$(0.03)	$(0.39)	$(0.05)

Weighted average shares	9,768,230	4,819,902	9,734,115	4,815,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,759,593)	$(261,646)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for bad debts	4,345	-
Regional developer fees recognized upon acquisition of development rights	(159,500)	-
Net franchise fees recognized upon termination of franchise agreements	(343,250)	-
Depreciation and amortization	401,098	88,885
Gain on sale of property and equipment	(11,500)	-
Deferred income taxes	-	(96,588)
Stock based compensation expense	289,499	27,922
Changes in operating assets and liabilties, net of effects from acquisitions:
Restricted cash	(57,392)	(57,547)
Accounts receivable	241,646	133,543
Income taxes receivable	103,084	-
Prepaid expenses and other current assets	278,730	16,025
Deferred franchise costs	5,700	28,700
Deposits and other assets	(40,423)	(133,274)
Accounts payable and accrued expenses	180,671	491,099
Co-op funds liability	95,253	(20,508)
Payroll liabilities	256,881	49,689
Other liabilities	(23,734)	56,547
Deferred rent	(36,356)	541,962
Income taxes payable	-	(419,297)
Deferred revenue	31,273	(186,250)
Other, net	-	14,556
Net cash (used in) provided by operating activities	(2,543,568)	273,818

Cash flows from investing activities:
Cash paid for acquisitions	(4,242,975)	-
Reacquisition and termination of regional developer rights	(945,000)	-
Purchase of property and equipment	(485,308)	(542,673)
Proceeds received on sale of property and equipment	11,500	-
Payments received on notes receivable	13,559	12,771
Net cash used in investing activities	(5,648,224)	(529,902)

Cash flows from financing activities:
Repayments on note payable	(25,000)	-
Net cash used in financing activities	(25,000)	-

Net decrease in cash	(8,216,792)	(256,084)
Cash at beginning of period	20,796,783	3,516,750
Cash at end of period	$12,579,991	$3,260,666

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$420,250
Cash paid for interest	$135	$-

Supplemental disclosure of non-cash activity:

In connection with the Company’s acquisitions of franchises during the six months ended June 30, 2015, the Company acquired $1,346,766 of property and equipment, and intangible assets of $1,070,500, goodwill of $2,111,564 and assumed deferred revenue associated with membership packages paid in advance of $107,555 in exchange for $4,242,975 in cash and an aggregate amount of $644,400 in notes payable to the sellers.  Additionally, at the time of these transactions, the Company carried deferred revenue of $928,000, representing franchise fees collected upon the execution of franchise agreements, and deferred costs of $461,900, related to Company’s acquisition of undeveloped franchises.  In accordance with ASC-952-605, the Company netted these amounts against the aggregate purchase price of the acquisitions (Note 2).

In connection with Company’s reacquisition and termination of regional developer rights during the six months ended June 30, 2015, the Company had deferred revenue of $688,750, representing license fees collected upon the execution of the regional developer agreements.  In accordance with ASC-952-605, the Company netted these amounts against the aggregate purchase price of the acquisitions (Note 5).

As of December 31, 2014, the Company recorded a deposit of $507,500 for the reacquisition and termination of regional developer rights, which were paid in advance.  During the six months ended June 30, 2015, upon the effective date of the agreement, the Company reclassified $507,500 from deposits to intangible assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:       Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”) and its wholly owned subsidiary The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary consolidated financial statements and the notes thereto as set forth in The Joint Corp.’s Form 10-K, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position on a consolidated basis and the consolidated results of operations and cash flows for the interim periods presented. The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended June 30, 2015 and 2014 is unaudited.

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

Comprehensive Loss

 Net loss and comprehensive loss are the same for the three and six months ended June 30, 2015 and 2014.

Nature of Operations

The Joint Corp., a Delaware corporation, was formed on March 10, 2010. Its principal business purposes are owning, operating, managing and franchising chiropractic clinics, selling regional developer rights and supporting the operations of owned, managed and franchised chiropractic clinics at locations throughout the United States of America. The franchising of chiropractic clinics is regulated by the Federal Trade Commission and various state authorities.

The following table summarizes the number of clinics in operation under franchise agreements or that are company-owned or managed for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
Franchised clinics:	2015	2014	2015	2014
Clinics open at beginning of period	241	192	242	175
Opened during the period	10	23	23	41
Acquired during the period	(11)	-	(21)	-
Closed during the period	(1)	-	(5)	(1)
Clinics in operation at the end of the period	239	215	239	215

Franchises sold but not yet operational	230	250	230	250

	Three Months Ended June 30,		Six Months Ended June 30,
Corporate owned or managed clinics:	2015	2014	2015	2014
Clinics open at beginning of period	12	-	4	-
Acquired during the period	11	-	21	-
Closed during the period	-	-	(2)	-
Clinics in operation at the end of the period	23	-	23	-

Total clinics in operation at the end of the period	262	215	262	215

Variable Interest Entities

An entity deemed to hold the controlling interest in a voting interest entity or deemed to be the primary beneficiary of a variable interest entity (“VIE”) is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. Investments where the Company does not hold the controlling interest and are not the primary beneficiary are accounted for under the equity method.

Certain states in which the Company manages clinics, regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs.  In these states, the Company has entered into management services agreements with PCs under which the Company provides on an exclusive basis, all non-clinical services of the chiropractic practice.  The Company has analyzed its relationship with the PCs and has determined that the Company does not have the power to direct the activities of the VIE.  As such, the activity of the PCs is not included in the Company’s consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all of the proceeds of its IPO in short-term bank deposits. The Company had no cash equivalents as of June 30, 2015 and December 31, 2014.

Restricted Cash

Restricted cash relates to cash franchisees and corporate clinics contribute to the Company’s National Marketing Fund and cash franchisees provide to various voluntary regional Co-Op Marketing Funds. Cash contributed by franchisees to the National Marketing Fund is to be used in accordance with the Franchise Disclosure Document with a focus on regional and national marketing and advertising.

Concentrations of Credit Risk

From time to time the Company grants credit in the normal course of business to franchisees related to the collection of royalties and other operating revenues. The Company periodically performs credit analysis and monitor the financial condition of the franchisees to reduce credit risk.  As of December 31, 2014, six franchisees represented 56% of outstanding accounts receivable. The Company did not have any customers that represented greater than 10% of its accounts receivable or revenues during the three and six months ended June 30, 2015 and 2014.

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees, royalty fees and marketing and advertising expenses. The Company considers a reserve for doubtful accounts based on the creditworthiness of the franchisee. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance the Company tracks on an ongoing basis. The losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2015 and December 31, 2014, the Company had an allowance for doubtful accounts of $85,377 and $81,032, respectively.

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

Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Software Developed

The Company capitalizes most software development costs. These capitalized costs are primarily related to proprietary software used by clinics for operations and by the Company for the management of operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as assets in progress until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Software developed is recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally 5 years.

Intangible Assets

Intangible assets consist primarily of re-acquired franchise rights and customer relationships.  The Company amortizes the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which was approximately 7 years. The fair value of customer relationships is amortized over their estimated useful life of 2 years.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions discussed in Note 2.  Under ASC 350-10, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with ASC 350-10, and are written down when impaired.

Long-Lived Assets

The Company reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments of long-lived assets were recorded for the periods ended June 30, 2015 and 2014.

Advertising Fund

The Company has established an advertising fund for national/regional marketing and advertising of services offered by its clinics. The monthly marketing fee was increased to 2% in January 2015. The Company segregates the marketing funds collected which are included in restricted cash on its consolidated balance sheets. As amounts are expended from the fund, the Company recognizes advertising fund revenue and a related expense properly eliminating intercompany transactions. Amounts collected in excess of marketing expenditures are included in restricted cash on the Company’s consolidated balance sheets.

Co-Op Marketing Funds

Some franchises have established regional Co-Ops for advertising within their local and regional markets. The Company maintains a custodial relationship under which the marketing funds collected are segregated and used for the purposes specified by the Co-Ops’ officers. The marketing funds are included in restricted cash on the Company’s consolidated balance sheets.

Deferred Rent

The Company leases office space for its corporate offices and company-owned and managed clinics under operating leases, which may include rent holidays and rent escalation clauses.  It recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the term of the lease.  The Company records tenant improvement allowances as deferred rent liabilities and amortizes the allowance over the term of the lease, as a reduction to rent expense.

Revenue Recognition

The Company generates revenue through initial franchise fees, regional developer fees, royalties, advertising fund revenue, IT related income, and computer software fees, and from its company-owned and managed clinics.

Franchise Fees. The Company requires the entire non-refundable initial franchise fee to be paid upon execution of a franchise agreement, which has an initial term of ten years. Initial franchise fees are recognized as revenue when the Company has substantially completed its initial services under the franchise agreement, which typically occurs upon opening of the clinic.  The Company’s services under the franchise agreement include: training of franchisee and staff, site selection, construction/vendor management and ongoing operations support. The Company provides no financing to franchisees and offers no guarantees on their behalf.

During the three months ended June 30, 2015, the Company terminated 20 franchise licenses that were in default of various obligations under their respective franchise agreements. In conjunction with these terminations, the Company recognized $580,000 of revenue in the quarter, and $236,750 of costs which were previously deferred.

Regional Developer Fees. During 2011, the Company established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under this program, regional developers pay a license fee of 25% of the then current franchise fee for each franchise they receive the right to develop within the region. Each regional developer agreement establishes a minimum number of franchises that the regional developer must develop. Regional developers receive 50% of franchise fees collected upon the sale of franchises within their region and a royalty of 3% of sales generated by franchised clinics in their region. Regional developer fees are non-refundable and are recognized as revenue when the Company has performed substantially all initial services required by the regional developer agreement, which generally is considered to be upon the opening of each franchised clinic. Upon the execution of a regional developer agreement, the Company estimates the number of franchised clinics to be opened, which is typically consistent with the contracted minimum. When the Company anticipates that the number of franchised clinics to be opened will exceed the contracted minimum, the license fee on a per-clinic basis is determined by dividing the total fee collected from the regional developer by the number of clinics expected to be opened within the region. Certain regional developer agreements provide that no additional fee is required for franchises developed by the regional developer above the contracted minimum, while other regional developer agreements require a supplemental payment. The Company reassesses the number of clinics expected to be opened as the regional developer performs under its regional developer agreement. When a material change to the original estimate becomes apparent, the fee per clinic is revised on a prospective basis, and the unrecognized fees are allocated among, and recognized as revenue upon the opening of, the expected remaining unopened franchised clinics within the region. The franchisor’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. Several of the regional developer agreements grant the Company the option to repurchase the regional developer’s license.

Revenues and Management Fees from Company Clinics.  The Company earns revenues from clinics that it owns and operates or manages throughout the United States.  In those states where the Company owns and operates the clinic, revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing.  Amounts collected up front for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed.  In other states where state law requires the chiropractic practice to be owned by a licensed chiropractor, the Company enters into a management agreement with the doctor’s PC.  Under the management agreement, the Company provides administrative and business management services to the doctor’s PC in return for a monthly management fee.  When the collectability of the full management fee is uncertain, the Company recognizes management fee revenue only to the extent of fees expected to be collected from the PCs.

Royalties. The Company collects royalties, as stipulated in the franchise agreement, equal to 7% of gross sales, and a marketing and advertising fee currently of 2% of gross sales. Certain franchisees with franchise agreements acquired during the formation of the Company pay a monthly flat fee. Royalties are recognized as revenue when earned. Royalties are collected bi-monthly two working days after each sales period has ended.

IT Related Income and Software Fees.  The Company collects a monthly computer software fee for use of its proprietary chiropractic software, computer support, and internet services support. These fees are recognized on a monthly basis as services are provided. IT related revenue represents a flat fee to purchase a clinic’s computer equipment, operating software, preinstalled chiropractic system software, key card scanner (patient identification card), credit card scanner and credit card receipt printer. These fees are recognized as revenue upon receipt of equipment by the franchisee.

Advertising Costs

The Company incurs advertising costs in addition to those included in the advertising fund. The Company’s policy is to expense all operating advertising costs as incurred. Advertising expenses were $207,483 and $475,988 for the three and six months ended June 30, 2015, respectively. Advertising expenses were $4,042 and $40,039 for the three and six months ended June 30, 2014, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the ASC 740 that requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to depreciation of property and equipment and treatment of revenue for franchise fees and regional developer fees collected. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the condensed consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

At June 30, 2015 and December 31, 2014, the Company maintained a liability for income taxes for uncertain tax positions of approximately $125,000 and $122,000, respectively, of which $33,000 and $30,000, respectively, represent penalties and interest and are recorded in the  “other liabilities” section of the accompanying condensed consolidated balance sheets. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The Company’s tax returns for tax years subject to examination by tax authorities include 2011 through the current period for state and federal reporting purposes.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock, and stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(1,855,870)	$(133,749)	$(3,759,593)	$(261,646)

Weighted average common shares outstanding - basic	9,768,230	4,819,902	9,734,115	4,815,754
Effect of dilutive securities:
Stock options	-	-	-	-
Weighted average common shares outstanding - diluted	9,768,230	4,819,902	9,734,115	4,815,754

Basic and diluted loss per share	$(0.19)	$(0.03)	$(0.39)	$(0.05)

The following table summarizes the potential shares of common stock that were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unvested restricted stock	453,846	116,818	453,846	116,818
Stock options	376,275	271,895	376,275	271,895
Warrants	90,000	-	90,000	-

Stock-Based Compensation

The Company accounts for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. The Company determines the estimated grant-date fair value of restricted shares using quoted market prices and the grant-date fair value of stock options using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including the estimated fair value of underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Prior to the IPO the grant date fair value was determined by the Board of Directors. Changes to the assumptions could cause significant adjustments to the valuation. The Company recognizes compensation costs ratably over the period of service using the straight-line method.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for doubtful accounts, share-based compensation arrangements, fair value of stock options, useful lives and realizability of long-lived assets, classification of deferred revenue and deferred franchise costs and the related deferred tax assets and liabilities as long-term or current, uncertain tax positions, realizability of deferred tax assets, impairment of goodwill and intangible assets and purchase price allocations.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2018. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern.” The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company is currently evaluating the impact of the adoption of ASU No. 2014-15 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The update requires retrospective application and represents a change in accounting principle.  The update is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not been previously issued.  ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.”  The guidance provides clarification on whether a cloud computing arrangement includes a software license.  If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract.  The update is effective for reporting periods beginning after December 15, 2015.  The Company is currently evaluating the impact of the adoption of ASU No. 2015-05 on its consolidated financial statements.

Note 2:      Acquisitions

Franchises acquired during 2014

During 2014, the Company acquired substantially all the assets and certain liabilities of six franchises including franchises that manage four clinics operating in Los Angeles County, for a purchase price of $900,000 which was paid in cash. The Company is operating four of the acquired franchises as managed company clinics and has terminated the two remaining franchises. On January 1, 2015, the Company acquired an additional three undeveloped franchises.  This resulted in a net deferred revenue adjustment of $41,100 to the net purchase price.  No additional consideration was paid on January 1, 2015. The remaining $858,900 was accounted for as the total consideration paid for the acquired franchises.

The purchase price allocation for these acquisitions is subject to further adjustment upon completion of the valuation report. The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

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

The Company has retrospectively adjusted the condensed consolidated balance sheet as of December 31, 2014 related to adjustments to the purchase price allocation of the above acquisition.  The impacts are adjustments to deferred franchise costs, goodwill and deferred revenue, with no changes to total net assets.  There were no impacts on the consolidated statements of operations or cash flows for any prior periods as a result of these adjustments.  The balance sheet impacts are as follows:

	December 31, 2014
	As reported	As revised

Deferred franchise costs - current portion	$668,700	$622,800
Goodwill	$677,204	$636,104
Deferred revenue - current portion	$2,044,500	$1,957,500

Franchises acquired during 2015

During the six months ended June 30, 2015, the Company continued to execute its growth strategy and entered into a series of unrelated transactions with existing franchisees to re-acquire an aggregate of 21 developed and 31 undeveloped franchises throughout Arizona and California for an aggregate purchase price of $4,887,375, subject to certain adjustments, consisting of cash of $4,242,975 and notes payable of $644,400. Of the 21 developed franchises, the Company is operating 19 as company-owned or managed clinics and has closed the remaining 2 clinics. The 31 undeveloped franchises have been terminated and the Company may relocate them. At the time these transactions were consummated, the Company carried a deferred revenue balance of $928,000, representing franchise fees collected upon the execution of the franchise agreements, and deferred franchise costs of $461,900, related to undeveloped franchises.  In accordance with ASC 952-605, the Company accounted for the franchise rights associated with the undeveloped franchise as a cancellation, and the respective deferred revenue and deferred franchise costs were netted against the aggregate purchase price.  The remaining $4,421,275 was accounted for as consideration paid for the acquired franchises.

Additionally, in January 2015, in connection with the default by a franchisee under its franchise agreement, the Company assumed substantially all of the assets of a clinic in Tempe, Arizona.  The Company is accounting for this as a business combination.  As no consideration was transferred to the franchisee, the Company expects to recognize a bargain purchase gain equal to the fair value of the net assets acquired; however, no valuation amounts have been recorded in the consolidated financial statements for the three and six months ended June 30, 2015 as the valuation for these assets has not yet been completed.

The Company incurred $279,253 of transaction costs related to these acquisitions for the six months ended June 30, 2015.

Purchase Price Allocation

The purchase price allocations for these acquisitions are preliminary and subject to further adjustment upon finalization of the opening balance sheet. The following summarizes the aggregate fair values of the assets acquired and liabilities assumed during 2015 as of the acquisition date:

Property and equipment	$1,346,766
Intangible assets	1,070,500
Goodwill	2,111,564
Total assets acquired	4,528,830
Deferred membership revenue	(107,555)
Net assets acquired	$4,421,275

Intangible assets in the table above consist of reacquired franchise rights of $809,900 and customer relationships of $260,600, and will be amortized over their estimated useful lives of approximately seven years and two years, respectively.

The estimates of the fair value of the assets or rights acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the accounting for the acquisitions that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired, residual goodwill and any related tax impact. The fair value of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it evaluates any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair value is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods. During the six months ended June 30, 2015, the Company made certain measurement period adjustments related to several acquisitions consummated in the quarter ended March 31, 2015. Property and equipment was increased by $13,866, intangible assets increased by $186,000, and deferred membership revenue decreased by $19,990 with the resulting offset to goodwill of $179,876.

Goodwill recorded in connection with these acquisitions was attributable to the workforce of the clinics and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax-deductible.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three and six months ended June 30, 2015 and 2014 as if the acquisitions had been completed on January 1, 2014.

	Pro Forma for the Three Months Ended		Pro Forma for the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues, net	$3,595,084	$2,393,624	$6,650,946	$4,568,248
Net loss	$(1,992,385)	$(783,166)	$(4,155,929)	$(1,508,163)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information does not indicate what our future operating results will be. The information for 2014 and 2015 prior to the acquisitions is included based on prior accounting records maintained by the acquired companies. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisitions. For 2015, this information includes actual data recorded in its financial statements for the period subsequent to the date of the acquisition. The Company’s consolidated statement of operations for the three months ended June 30, 2015 includes net revenue and net loss of $783,016 and $(346,295), respectively, attributable to the 2015 acquisitions. The Company’s consolidated statement of operations for the six months ended June 30, 2015 includes net revenue and net loss of $1,170,319 and $(354,734), respectively, attributable to the acquisitions. As the 2014 acquisition occurred on the last day of the period, there were no net revenues or income attributable to the acquisitions.

The pro forma amounts included in the table above reflect the application of accounting policies and adjustment of the results of the clinics to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from January 1, 2014, together with the consequential tax impacts.

Note 3:       Notes Receivable

Effective July 2012, the Company sold a company-owned clinic, including the license agreement, equipment, and customer base, in exchange for a $90,000 unsecured promissory note. The note bears interest at 6% per annum for fifty-four months and requires monthly principal and interest payments over forty-two months, beginning August 2013 and maturing January 2017. The outstanding balance of the note as of June 30, 2015 and December 31, 2014 was $45,711 and $59,269, respectively.

Note 4:      Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2015	2014

Office and computer equipment	$406,272	$209,575
Leasehold improvements	1,998,814	665,961
Software developed	648,871	564,560
	3,053,957	1,440,096
Accumulated depreciation	(581,128)	(305,644)
	2,472,829	1,134,452
Assets in progress	218,213	-
	$2,691,042	$1,134,452

Depreciation expense was $189,555 and $275,484 for the three and six months ended June 30, 2015, respectively. Depreciation expense was $48,819 and $88,885 for the three and six months ended June 30, 2014, respectively.

Assets in progress relate to the ongoing development of company-owned or managed clinics, which are not yet placed in service.

Note 5:       Intangible Assets

During the six months ended June 30, 2015, in a series of unrelated transactions, the Company completed its reacquisition and termination of regional developer rights in Los Angeles County, California, San Diego, California, New Jersey, and Orange County, California in exchange for cash consideration of $1,452,500, of which $507,500 was recorded as a cash advance at December 31, 2014.  At the time of the transaction, the Company carried a deferred revenue balance of $688,750, representing license fees collected upon the execution of the regional developer agreements.  In accordance with ASC 952-605, the Company accounted for the development rights associated with the unsold or undeveloped franchises as a cancellation, and the respective deferred revenue was netted against the aggregate purchase price or recognized as revenue to the extent deferred revenue was in excess of the cash consideration paid.   During the six months ended June 30, 2015, the revenue recognized as excess deferred regional developer fees totaled $159,500. The remaining $923,250 was accounted for as consideration paid for the reacquired development rights. As the deferred revenue with respect to these regional developer rights had previously been taken into account for income tax purposes, the tax basis in the reacquired development rights is equal to the cash consideration paid.

Intangible assets which remain subject to adjustment upon receipt of final valuation information, consisted of the following:

	As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$890,900	$33,383	$857,517
Customer relationships	332,600	46,829	285,771
Reacquired development rights	923,250	45,402	877,848

Unamortized intangible assets:	$2,146,750	$125,614	$2,021,136
Goodwill			2,747,668
Total intangible assets			$4,768,804

Amortization expense was $88,947 and $125,614 for the three and six months ended June 30, 2015, respectively. There was no amortization expense for the three and six months ended June 30, 2014.

Estimated amortization expense for 2015 and subsequent years is as follows:

2015	$212,733
2016	425,464
2017	295,485
2018	259,164
2019	259,164
Thereafter	569,126
Total	$2,021,136

Note 6:      Notes Payable

On February 17, 2015, the Company delivered a $155,000 note payable as a portion of the consideration paid in connection with the acquisition of two existing franchises and a license to develop one additional franchise from Roth & Pelan Enterprises, LLC.  This note bears interest at 1.5% per annum with a principal payment of $25,000 plus interest due on June 17, 2015, and the remaining principal and interest due February 17, 2017.  While this is a below market interest rate loan, the Company did not impute interest as the effects are immaterial.

On March 3, 2015, the Company delivered a $60,000 note payable as a portion of the consideration paid in connection with the acquisition of four existing franchises and a license to develop one additional franchise from TJSC, LLC. This note bears interest at 4.5% per annum with a principal payment of $30,000 plus interest due on July 30, 2015, and the remaining principal plus interest due on January 30, 2016.

On March 6, 2015, the Company delivered a $30,000 note payable as a portion of the consideration paid in connection with the acquisition of two existing franchises and licenses to develop seven additional franchises from The Joint San Gabriel Valley Inc. This note bears interest at 1.5% per annum with principal and interest due on November 19, 2015. While this is a below market interest rate loan, the Company did not impute interest as the effects are immaterial.

On March 23, 2015, the Company delivered a $10,000 note payable as a portion of the consideration paid in connection with the acquisition of an existing franchise from The Joint Arrowhead Ranch LLC. This note bears interest at 1.5% per annum with principal and interest due September 20, 2016.  If the seller has fully performed its duties under the agreement, one half of the principal plus interest will be paid on July 20, 2015. While this is a below market interest rate loan, the Company did not impute interest as the effects are immaterial.

On April 1, 2015, the Company delivered a $58,500 note payable as a portion of the consideration paid in connection with the acquisition of an existing franchise from The Joint Chiropractic Bell Towne LLC. This note bears interest at 1.50% per annum with the principal and interest due September 30, 2015.  If the seller has fully performed its duties under the agreement, $25,000 plus interest will be paid on July 30, 2015. While this is a below market interest rate loan, the Company did not impute interest as the effects are immaterial.

On May 1, 2015, the Company delivered a $80,900 note payable as a portion of the consideration paid in connection with the acquisition of two existing franchises and licenses to develop six additional franchises from San Diego Joint Development Inc. This note bears interest at 4.25% per annum with the principal and interest due April 30, 2016.  If the seller has fully performed its duties under the agreement, $40,450 plus interest will be paid on November 1, 2015 and $40,450 plus interest will be paid on April 30, 2016.

On May 18, 2015, the Company delivered a $75,000 note payable as a portion of the consideration paid in connection with the acquisition of three existing franchises and licenses to develop two additional franchises from First Light Junction. This note bears interest at 4.0% per annum with the principal and interest due November 18, 2016.  If the seller has fully performed its duties under the agreement, $25,000 plus interest will be paid on September 18, 2015, $25,000 plus interest will be paid on February 18, 2016 and $25,000 plus interest will be paid on November 18, 2016.

On June 3, 2015, the Company delivered a $100,000 note payable as a portion of the consideration paid in connection with the acquisition of two existing franchises and licenses to develop four additional franchises from WHB Franchise, Inc. This note bears interest at 5.25% per annum with the principal and interest due April 3, 2016.  If the seller has fully performed its duties under the agreement, $25,000 plus interest will be paid on October 3, 2015, $25,000 plus interest will be paid on December 3, 2015 and $50,000 plus interest will be paid on April 3, 2016.

On June 5, 2015, the Company delivered a $75,000 note payable as a portion of the consideration paid in connection with the acquisition of three existing franchises and licenses to develop three additional franchises from Clear Path Ventures, Inc. This note bears interest at 4.25% per annum with the principal and interest due June 4, 2016.  If the seller has fully performed its duties under the agreement, $25,000 plus interest will be paid on October 5, 2015, $12,500 plus interest will be paid on December 5, 2015 and $37,500 plus interest will be paid on June 4, 2016.

Maturities of the Company’s notes payable are as follows as of June 30, 2015:

2015	$276,450
2016	212,950
2017	130,000
Total	$619,400

Note 7:       Equity

Initial Public Offering

The Company completed its initial public offering of 3,000,000 shares of common stock at a price to the public of $6.50 per share on November 14, 2014, whereupon it received aggregate net proceeds of approximately $17,065,000 after deducting underwriting discounts, commissions and other offering expenses. The Company’s underwriters exercised their option to purchase 450,000 additional shares of common stock to cover over-allotments on November 18, 2014, pursuant to which it received aggregate net proceeds of approximately $2,710,000, after deducting underwriting discounts, commissions and expenses.  Also, in conjunction with the IPO, the Company issued warrants to the underwriters for the purchase of 90,000 shares of common stock, which can be exercised between November 10, 2015 and November 10, 2018 at an exercise price of $8.125 per share.

Stock Options

In the six months ended June 30, 2015, the Company granted 61,500 stock options to employees and certain non-employee members of its board of directors with exercise prices ranging from $6.75 - $8.32.

The fair value of the Company’s common stock prior to its IPO was estimated by the Board of Directors at or about the time of grant for each share-based award. At each grant, the board considered a number of factors in establishing a value for the Company’s common stock including its EBITDA, assessments of an amount its shareholders would accept in the private sale of the company, discussions with its investment bankers regarding pricing of the Company’s common stock in an initial public offering and the probability of successfully completing an IPO. Although the methods for determining the fair value of the Company’s common stock are not complex, the board’s estimate of the fair value of the common stock did involve subjectivity, especially assessments of value in a private sale and estimates of value in the public stock market.

Upon the completion of the Company’s IPO, its stock trading price became the basis of fair value of its common stock used in determining the value of share based awards. To the extent the value of the Company’s share based awards involves a measure of volatility, it will rely upon the volatilities from publicly traded companies with similar business models until its common stock has accumulated enough trading history for it to utilize its own historical volatility. The expected life of the options granted is based on the average of the vesting term and the contractual term of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury 10-year yield curve in effect at the date of the grant.

The Company has computed the fair value of all options granted during the six months ended June 30, 2015 and 2014, using the following assumptions:

	Six Months Ended June 30,
	2015			2014
Expected volatility	46%	-	47%	43%	-	46%
Expected dividends		None			None
Expected term (years)	5	-	6.25	5.5	-	7.5
Risk-free rate	1.32%	to	1.74%	0.07%	-	2.05%
Forfeiture rate		20%			None

The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2014	314,775	$2.04	$0.92	9.2
Granted at market price	61,500	8.16
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2015	376,275	$3.20	$1.46	8.9
Exercisable at June 30, 2015	90,377	$1.91	$0.86	8.7

The intrinsic value of the Company’s stock options outstanding was $2,686,126 at June 30, 2015.

For the three and six months ended June 30, 2015, stock based compensation expense for stock options was $67,468, and $110,996, respectively.  For the three and six months ended June 30, 2014, stock based compensation expense for stock options was $4,395, and $7,157, respectively.  Unrecognized stock-based compensation expense for stock options as of June 30, 2015 was $300,716, which is expected to be recognized ratably over the next 2.9 years.

Restricted Stock

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Outstanding at December 31, 2014	662,375
Restricted stock awards granted	-
Awards forfeited or exercised	-
Outstanding at June 30, 2015	662,375

For the three and six months ended June 30, 2015, stock based compensation expense for restricted stock was $89,744, and $178,503, respectively.  For the three and six months ended June 30, 2014, stock based compensation expense for restricted stock was $9,950, and $19,682, respectively.   Unrecognized stock based compensation expense for restricted stock awards as of June 30, 2015 was $1,019,710 to be recognized ratably over the next 2.9 years.

Note 8:      Income Taxes

During the three and six months ended June 30, 2015, the Company recorded no income tax provision due to a net operating loss and a valuation allowance against deferred tax assets.

Note 9:       Related Party Transactions

The Company entered into consulting and legal agreements with certain common stockholders related to services performed for the operations of the Company.  Amounts paid to or for the benefit of these stockholders was approximately $349,000 and $558,000 for the three and six months ended June 30, 2015, respectively. Amounts paid to or for the benefit of these stockholders was approximately $238,000 and $447,000 for the three and six months ended June 30, 2014, respectively.

Note 10:      Commitments and Contingencies

Operating Leases

The Company leases its corporate office space with 66 monthly payments increasing from $10,500 to $22,000, beginning February 3, 2014, the date it took occupancy of the new office space.  Between December 31, 2014 and June 30, 2015, the Company assumed 19 additional leases for clinic locations.  These leases vary in length from 18 to 88 months and have monthly payments ranging from $2,015 to $6,073.

Total rent expense for the three and six months ended June 30, 2015 was $236,137 and $354,617, respectively. Total rent expense for the three and six months ended June 30, 2014 was $33,860 and $67,081, respectively.

Future minimum annual lease payments are as follows:

2015	$629,310
2016	1,242,706
2017	1,101,769
2018	580,604
2019	247,301
Thereafter	104,961
Total	$3,906,651

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on the Company.

On July 7, 2015, a group of 13 franchisees, whose licenses had been terminated by the Company due to defaults in performance, commenced a collective arbitration proceeding in San Diego, California. The claimants’ demand for arbitration asserts claims for breach of contract, promissory fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, wrongful termination of franchise agreements and “wrongful competition” pursuant to unspecified state business practices, unfair competition and franchise statutes. The claimants also seek “a preliminary and permanent injunction prohibiting the Company from seeking to operate corporate clinics within 25 miles of any franchise clinic.” Although commenced in California, all of the franchise agreements in dispute include clauses that make it mandatory for any arbitration proceeding to be conducted in Phoenix, Arizona. Each agreement also requires claims to be arbitrated on an individual, not class-wide basis. Additionally, some of the claimants may be unauthorized assignees of franchisees and, therefore, may not have standing to assert certain claims. The Company does not believe any of the claims, either collectively or individually, have any legal merit and intends to vigorously defend the arbitration proceeding.

Note 11:      Subsequent Events

On July 1, 2015, the Company completed the repurchase of two franchises in Maricopa County, Arizona. The transaction involved the repurchase of one operating franchise and one undeveloped franchise. The Company intends to operate the operating franchise as a company-owned clinic. The total consideration this transaction was $265,000, $212,000 of which was funded from the proceeds of the Company’s recent initial public offering, and $53,000 of which was funded with a promissory note.

On August 10, 2015, the Company repurchased three franchises in Erie County, New York (the “Repurchase Transaction”). In a related transaction, the Company terminated a regional developer agreement (the “Termination Transaction”).  The Repurchase Transaction involved the repurchase of one operating franchise and two undeveloped franchises. The Company intends to manage the operating franchise. The Termination Transaction involved the repurchase of development rights in Erie County, Monroe County, Nassau County, Suffolk County, and Albany County, all located in the state of New York.  The Company does not intend to resell these rights, but rather to terminate this regional developer license as a prelude to developing Company-managed clinics in this region. The total consideration for the Repurchase Transaction and the Termination Transaction was $350,000, $303,050 of which was funded from the proceeds of the Company’s recent IPO, and $46,950 of which was funded with a promissory note.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Item 1A of our Form 10-K for the year ended December 31, 2014. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

●	we may not be able to successfully implement our growth strategy if we or our franchisees are unable to locate and secure appropriate sites for clinic locations, obtain favorable lease terms, hire and retain suitable chiropractors and staff to serve our patients, and attract patients to our clinics;
●	we have limited experience operating company-owned or managed clinics, and we may not be able to duplicate the success of some of our franchisees;
●	we may not be able to acquire operating clinics from existing franchisees or develop company-owned or managed clinics on attractive terms;
●	we may not be able to continue to sell franchises to qualified franchisees;
●	we may not be able to identify, recruit and train enough qualified chiropractors to staff our clinics;
●	new clinics may not be profitable, and we may not be able to maintain or improve revenues and franchise fees from existing franchised clinics;
●	the chiropractic industry is highly competitive, with many well-established competitors;
●	we may face negative publicity or damage to our reputation, which could arise from concerns expressed by opponents of chiropractic and by chiropractors operating under traditional service models;
●	legislation and regulations, as well as new medical procedures and techniques could reduce or eliminate our competitive advantages; and
●	we face increased costs as a result of being a public company.
●	we have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.

Overview

The principal business of The Joint Corp., a Delaware corporation, is to develop, own, operate, support and manage chiropractic clinics through direct ownership, management arrangements, franchising and the sale of regional developer rights throughout the United States.

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

Key Performance Measures.  We receive both weekly and monthly performance reports from our clinics which include key performance indicators including gross clinic revenues, total royalty income, and patient office visits. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance.

Key Clinic Development Trends.   As of June 30, 2015, we or our franchisees operated 262 clinics. Of the 262 clinics in operation, 215 were originally awarded through our regional developer program. We repurchased 16 of the 215 clinics awarded through our regional developer program, which we now operate as company-owned or managed clinics. Our regional developer program is one in which we sold licenses to third parties to develop franchises in particular geographic areas.  In addition, 47 of the 262 clinics in operation were awarded through direct sales. We repurchased seven of the 47 clinics awarded through direct sales, which we now operate as company-owned or managed clinics bringing the total of corporate clinics to 23 as of June 30, 2015.

Our future growth strategy will increasingly focus on acquiring and developing clinics that are directly owned operated, or managed by us, while continuing to grow through the sale of additional franchises.

We expect to repurchase or to develop up to 42 franchises or clinics to be operated or managed as company-owned or managed clinics during the year ending December 31, 2015.

We expect to open up to 55 new franchised clinics during the year ending December 31, 2015. We generally expect a franchised clinic to open within 9 to 12 months from the date a franchise agreement is signed. This development timeline applies both to clinics franchised directly with us and for clinics franchised through a regional developer. In addition, our regional developers are required, under their respective regional developer agreements, to obtain franchises and open the minimum number of clinics prescribed in their regional developer agreement within a negotiated time period, which takes into account the number of clinics, as well as the size, geography and demographics pertaining to each relevant region. This negotiated time period may differ among regional developers.

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

During the three months ended June 30, 2015, we acquired or opened an aggregate of 11 clinics and one regional developer license. As of June 30, 2015 we had 23 company-owned or managed clinics. As part of our company-owned or managed clinic strategy, we may seek to reacquire additional franchises as circumstances permit. We are in process of negotiating lease agreements for additional company clinics which we expect to open later in the year.

Development of company-owned or managed clinics will be our principal focus, and we will use a significant amount of the proceeds from our IPO to pursue this strategy. We believe we can leverage the experience we have gained in supporting our demonstrated franchisee growth and our senior management’s experience in rapidly and effectively growing other well-known high velocity specialty retail concepts to successfully develop and profitably operate company-owned or managed clinics. Since commencing operations as a franchisor of chiropractic clinics, we have gained significant experience in identifying the business systems and practices that are required to profitably operate our clinics, validate our model and demonstrate proof of concept.

We believe that by applying our operating standards to company-owned or managed clinics will enable us to more effectively apply these business systems and practices than in our franchised clinics and to collect more revenue per clinic than would otherwise be available to us solely through the collection of royalty fees, franchise sales fees, and regional developer fees. We intend to develop company-owned or managed clinics in geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage aggregated advertisement and marketing, and attain general corporate and administrative operating efficiencies. We believe that our management’s experience in this area readily translates to our business model.

During the three months ended June 30, 2015, we terminated 20 franchise licenses that were in default of various performance obligations under their respective franchise agreements. In conjunction with these terminations, we recognized $580,000 of revenue in the quarter, and $236,750 of costs which were previously deferred.

Factors Affecting Our Performance

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic openings, markets in which they are contained and related expenses, general economic conditions, consumer confidence in the economy, consumer preferences, and competitive factors.

Significant Accounting Policies and Estimates

We adopted accounting policies for revenues and management fees for company clinics in conjunction with our acquisitions of company-owned or managed clinics during the six months ended June 30, 2015.

There were no additional changes in our significant accounting policies and estimates during the six months ended June 30, 2015 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Total Revenues

Components of revenues for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, are as follows:

	Three Months Ended June 30,
	2015	2014	Change from Prior Year	Percent Change from Prior Year
Revenues:
Royalty fees	$1,098,190	$753,265	$344,925	45.8%
Franchise fees	876,259	570,500	305,759	53.6%
Revenues and management fees from company clinics	783,016	-	783,016	100.0%
Advertising fund revenue	339,462	29,376	310,086	1055.6%
IT related income and software fees	197,214	211,200	(13,986)	(6.6)%
Regional developer fees	50,750	116,000	(65,250)	(56.3)%
Other revenues	81,855	51,494	30,361	59.0%

Total revenues	$3,426,746	$1,731,835	$1,694,911	97.9%

The reasons for the significant changes in our components of total revenues are as follows:

•	Royalty fees have increased due to an increase in the number of clinics in operation during the current quarter along with continued growth of existing clinics. As of June 30, 2015 and 2014, there were 262 and 215 clinics in operation, respectively.
•	Franchise fees are recognized when a clinic is opened. Franchise fees have increased due to the recognition of $580,000 in revenues from terminated franchise licenses, partially offset by lower franchise openings in the quarter. For the three months ended June 30, 2015 and 2014, 10 and 23 new clinics opened, respectively (of which zero and three, respectively, were awarded clinics with no initial franchise fee).
•	Revenue and management fees from company clinics increased due to our recent acquisition of franchises and their subsequent operation as company-owned or managed clinics. No such company-owned or managed clinics were in operation during 2014.
•	Advertising fund revenue increased due to an increase in the monthly marketing fee from 1% to 2% in January 2015, as well as continued growth of existing clinics.
•	Regional developer fees decreased largely due to a lower number of clinics opened in regional developer territories.
•	IT related income and software fee and other revenues increased in the aggregate due to an increase in our clinic base as described above.

Components of revenues for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, are as follows:

	Six Months Ended June 30,
	2015	2014	Change from Prior Year	Percent Change from Prior Year
Revenues:
Royalty fees	$2,113,704	$1,361,591	$752,113	55.2%
Franchise fees	1,224,259	1,034,500	189,759	18.3%
Revenues and management fees from company clinics	1,170,469	-	1,170,469	100.0%
Advertising fund revenue	624,978	116,110	508,868	438.3%
IT related income and software fees	401,189	410,825	(9,636)	(2.3)%
Regional developer fees	268,250	224,750	43,500	19.4%
Other revenues	131,796	96,895	34,901	36.0%

Total revenues	$5,934,645	$3,244,671	$2,689,974	82.9%

The reasons for the significant changes in our components of total revenues are as follows:

•	Royalty fees have increased due to an increase in the number of clinics in operation during the current quarter along with continued growth of existing clinics. As of June 30, 2015 and 2014, there were 262 and 215 clinics in operation, respectively.
•	Franchise fees are recognized when a clinic is opened. Franchise fees have increased due to the recognition of $580,000 in revenues from terminated franchise licenses, partially offset by lower franchise clinic openings in the period. For the six months ended June 30, 2015 and 2014, 23 and 41 new franchise clinics opened, respectively (of which one and five, respectively, were awarded clinics with no initial franchise fee).
•	Revenue and management fees from company clinics increased due to our recent acquisition of franchises and their subsequent operation as company-owned or managed clinics. No such company-owned or managed clinics were in operation during 2014.
•	Advertising fund revenue increased due to an increase in the monthly marketing fee from 1% to 2% in January 2015, as well as continued growth of existing clinics.
•	Regional developer fees increased largely due to revenue recognition on the termination of regional developer rights of $159,500 offset by a decrease due to a lower number of clinics opened in regional developer territories.
•	IT related income and software fee and revenue and other revenues increased in the aggregate due to an increase in our clinic base as described above.

Cost of Revenues

Cost of Revenues	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$791,818	$554,213	$237,605	42.9%
Six Months Ended June 30,	$1,337,079	$1,084,737	$252,342	23.3%

For the three months ended June 30, 2015, as compared with the same period last year, the total cost of revenues increased by $237,605 due primarily to $236,750 in regional developer commissions on franchise license terminations in the quarter.

For the six months ended June 30, 2015, as compared with the same period last year, the total cost of revenues increased by $252,342 due primarily to $236,750 in regional developer commissions on franchise license terminations in the period, and an increase in regional developer royalties due to corresponding increased royalty revenue earned in regional developer territories.

Selling and Marketing Expenses

Selling and Marketing Expenses	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$790,001	$253,612	$536,389	211.5%
Six Months Ended June 30,	$1,757,024	$399,778	$1,357,246	339.5%

Selling and marketing expenses increased for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, due to increased advertising fund expense as the Company continues to roll out its national marketing campaign.

Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$278,502	$48,819	$229,683	470.5%
Six Months Ended June 30,	$401,098	$88,885	$312,213	351.3%

Depreciation and amortization expenses increased for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to fixed assets additions of $807,900 and intangible asset additions of $555,500 relating to our acquisitions of franchises and regional developer rights.

Depreciation and amortization expenses increased for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to fixed assets additions of $1,832,074 and intangible asset additions of $1,660,250 relating to our acquisitions of franchises and regional developer rights.

General and Administrative Expenses

General and Administrative Expenses	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$3,412,484	$1,084,346	$2,328,138	214.7%
Six Months Ended June 30,	$6,200,726	$2,050,640	$4,150,086	202.4%

General and administrative expenses increased during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to the following:

•	An increase of approximately $1,341,000 of employment expense which includes salaries and wages, stock based compensation, health insurance expense and payroll taxes. This is primarily due to an increase in support staff at the corporate level to support the Company’s strategy of operating and managing company clinics.

•	An increase of approximately $588,000 in professional fees, primarily related to franchising and acquisition related services, public company costs, and staff placement fees.

•	An increase of approximately $246,000 in occupancy costs, primarily due to acquisition of company clinics.

General and administrative expenses increased during the six months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to the following:

•	An increase of approximately $2,297,000 of employment expense which includes salaries and wages, stock based compensation, executive relocation costs, health insurance expense and payroll taxes. This is primarily due to an increase in support staff at the corporate level to support the Company’s strategy of operating and managing company clinics.

•	An increase of approximately $1,200,000 in professional fees, primarily related to franchising and acquisition related services, public company costs, and staff placement fees.

•	An increase of approximately $344,000 in occupancy costs, primarily due to acquisition of company clinics.

Income Tax Benefit

Income Tax Benefit	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$-	$79,206	$(79,206)	(100.0)%
Six Months Ended June 30,	$-	$121,523	$(121,523)	(100.0)%

Changes in our income tax benefit related primarily to changes in pretax loss during the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014.  For the three and six months ending June 30, 2015, the effective rate was 0% as we have established a valuation allowance against all deferred tax assets.  For the three and six months ended June 30, 2014, the effective rate was 38.6% and 31.7%. The difference is due to uncertain tax positions that were recorded during the period and the impact of certain permanent differences on taxable income.

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

We are using a significant amount of the net proceeds from our initial public offering for the development of company-owned and company-operated clinics.  We may accomplish this by developing new clinics, by repurchasing existing franchises or by acquiring existing chiropractic practices. In addition, we are using proceeds from our IPO to repurchase existing regional developer licenses.  Other than to pursue this growth strategy, we have not allocated a specific amount of our net proceeds from our initial public offering to any particular purpose. The net proceeds we actually expend for the development of company-owned and company-operated clinics and the acquisition of franchises or regional developer licenses may vary significantly depending on a number of factors, including the timing of our identification and leasing of suitable sites for company-owned  and company-managed clinics and, in respect of the acquisition of franchises or regional developer licenses, our ability to enter into a binding acquisition agreement on favorable terms and the negotiated purchase price. In addition, the net proceeds we actually expend for general corporate purposes may vary significantly depending on a number of factors, including future revenue growth and our cash flows. As a result, we will retain broad discretion over the allocation of the net proceeds from our initial public offering. Pending use of the net proceeds from our initial public offering, we are holding the net proceeds in cash or investments in short-term, investment-grade securities.

As of June 30, 2015, we had cash and short-term bank deposits of $12,579,991.

Analysis of Cash Flows

Net cash (used in) provided by operating activities decreased by $2,817,386 to $(2,543,568) for the six months ended June 30, 2015, compared to $273,818 for the six months ended June 30, 2014.  The cash used in operating activities was attributable primarily to increased expenses caused by the addition of senior level and support staff and changes in net working capital and other adjustments.

Net cash used in investing activities was $5,648,224 and $529,902 during the six months ended June 30, 2015, and 2014, respectively.  For the six months ended June 30, 2015 this includes acquisitions of franchises of $4,242,975, reacquisition and termination of regional developer rights of $945,000, purchases of fixed assets of $485,308, proceeds received on sale of property and equipment of $11,500, and payments received on notes receivable of $13,559.  For the six months ended June 30, 2014 this includes investments in property and equipment of $542,673 and payments received on notes receivable of $12,771.

Net cash used in financing activities was $25,000 for the six months ended June 30, 2015. This represents repayments on notes payable. There were no cash flows from financing activities for the six months ended June 30, 2014.

Contractual Obligations and Risk

The following table summarizes our contractual obligations at June 30, 2015 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$3,906,651	$629,310	$1,242,706	$1,101,769	$580,604	$247,301	104,961
Notes payable	619,400	276,450	212,950	130,000	-	-	-
	$4,526,051	$905,760	$1,455,656	$1,231,769	$580,604	$247,301	$104,961

Off-Balance Sheet Arrangements

During the six months ended June 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We began to implement certain controls over the Company’s financial reporting cycle. These areas included properly segregating duties and increasing the size of our accounting department. However, even with these improvements one or more material weaknesses or significant deficiencies could be present and result in errors in our financial statements.

Changes in Internal Control over Financial Reporting

We are currently in the process of addressing and remediating the control weaknesses described above which included the hiring of additional personnel and the implementation of a new general ledger system.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are party to litigation from time to time. We maintain insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on the Company.

On July 7, 2015, a group of 13 franchisees, whose licenses had been terminated by the Company due to defaults in performance, commenced a collective arbitration proceeding in San Diego, California. The claimants’ demand for arbitration asserts claims for breach of contract, promissory fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, wrongful termination of franchise agreements and “wrongful competition” pursuant to unspecified state business practices, unfair competition and franchise statutes. The claimants also seek “a preliminary and permanent injunction prohibiting the Company from seeking to operate corporate clinics within 25 miles of any franchise clinic.” Although commenced in California, all of the franchise agreements in dispute include clauses that make it mandatory for any arbitration proceeding to be conducted in Phoenix, Arizona. Each agreement also requires claims to be arbitrated on an individual, not class-wide basis. Additionally, some of the claimants may be unauthorized assignees of franchisees and, therefore, may not have standing to assert certain claims. The Company does not believe any of the claims, either collectively or individually, have any legal merit and intends to vigorously defend the arbitration proceeding.

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

THE JOINT CORP.

Dated: August 14, 2015	By:	/s/ John B. Richards
John B. Richards
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Francis T. Joyce
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

