Form 10-Q
period 2015-09-30
JOINT Corp
filed 2015-11-16
CIK 1612630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, the registrant had 9,906,491 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,522,013	$20,796,783
Restricted cash	188,431	224,576
Accounts receivable, net	605,876	704,905
Income taxes receivable	449,803	395,814
Note receivable - current portion	61,533	27,528
Deferred franchise costs - current portion	548,400	622,800
Deferred tax asset - current portion	61,000	208,800
Prepaid expenses and other current assets	151,794	375,925
Total current assets	11,588,850	23,357,131
Property and equipment, net	3,602,217	1,134,452
Note receivable, net of current portion and reserve	26,024	31,741
Deferred franchise costs, net of current portion	1,799,000	2,574,450
Intangible assets, net	2,317,484	153,000
Goodwill	2,948,363	636,104
Deposits and other assets	203,244	585,150
Total assets	$22,485,182	$28,472,028

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,436,350	$1,271,405
Co-op funds liability	159,770	186,604
Payroll liabilities	1,397,215	617,944
Notes payable - current portion	466,850	-
Deferred rent - current portion	101,498	93,398
Deferred revenue - current portion	2,275,035	1,957,500
Other current liabilities	48,254	50,735
Total current liabilities	5,884,972	4,177,586
Notes payable, net of current portion	167,500	-
Deferred rent, net of current portion	488,746	451,766
Deferred revenue, net of current portion	4,820,259	7,915,918
Other liabilities	266,592	299,405
Total liabilities	11,628,069	12,844,675
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of September 30, 2015, and December 31, 2014	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 10,402,047 shares issued and 9,868,047 shares outstanding as of September 30, 2015 and 10,196,502 shares issued and 9,662,502 outstanding as of December 31, 2014	10,402	10,197
Additional paid-in capital	22,066,847	21,420,975
Treasury stock (534,000 shares as of September 30, 2015 and December 31, 2014, at cost)	(791,638)	(791,638)
Accumulated deficit	(10,428,498)	(5,012,181)
Total stockholders' equity	10,857,113	15,627,353
Total liabilities and stockholders' equity	$22,485,182	$28,472,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Royalty fees	$1,150,574	$871,462	$3,264,278	$2,233,053
Franchise fees	638,000	435,000	1,862,259	1,469,500
Revenues and management fees from company clinics	1,198,397	-	2,368,866	-
Advertising fund revenue	330,502	88,031	955,480	204,141
IT related income and software fees	197,569	218,400	598,758	629,225
Regional developer fees	531,350	152,250	799,600	377,000
Other revenues	91,623	51,452	223,419	148,347
Total revenues	4,138,015	1,816,595	10,072,660	5,061,266
Cost of revenues:
Franchise cost of revenues	697,170	556,495	1,948,328	1,505,569
IT cost of revenues	48,312	97,900	134,233	233,563
Cost of revenues	745,482	654,395	2,082,561	1,739,132
Selling and marketing expenses	693,953	324,177	2,450,976	723,955
Depreciation and amortization	421,390	52,823	822,489	141,707
General and administrative expenses	4,328,089	1,096,025	10,528,817	3,146,666
Total selling, general and administrative expenses	5,443,432	1,473,025	13,802,282	4,012,328
Loss from operations	(2,050,899)	(310,825)	(5,812,183)	(690,194)

Other income (expense):
Bargain purchase gain	384,214	-	384,214	-
Other income (expense), net	16,111	(54,599)	17,800	(58,399)
Total other income (expense)	400,325	(54,599)	402,014	(58,399)

Loss before income tax (expense) benefit	(1,650,574)	(365,424)	(5,410,169)	(748,593)

Income tax (expense) benefit	(6,148)	163,051	(6,148)	284,574

Net loss and comprehensive loss	$(1,656,722)	$(202,373)	$(5,416,317)	$(464,019)

Loss per share:
Basic and diluted loss per share	$(0.17)	$(0.04)	$(0.55)	$(0.10)

Weighted average shares	9,844,964	4,828,122	9,777,119	4,819,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,416,317)	$(464,019)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for bad debts	4,344	91,831
Regional developer fees recognized upon acquisition of development rights	(254,250)	-
Net franchise fees recognized upon termination of franchise agreements	(480,250)	-
Notes receivable issued for payment of transfer fees	(49,850)	-
Depreciation and amortization	822,489	141,707
Gain on sale of property and equipment	(11,500)	-
Deferred income taxes	147,800	-
Bargain purchase gain	(384,214)	-
Stock based compensation expense	646,077	42,047
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	36,145	(158,950)
Accounts receivable	94,684	(8,582)
Income taxes receivable	(53,989)	(320,290)
Prepaid expenses and other current assets	224,131	(45,230)
Deferred franchise costs	(18,100)	178,000
Deposits and other assets	(125,594)	-
Accounts payable and accrued expenses	164,945	450,515
Co-op funds liability	(26,834)	44,971
Payroll liabilities	779,271	188,159
Other liabilities	(35,294)	56,547
Deferred rent	62,549	543,563
Income taxes payable	-	(419,297)
Deferred revenue	(134,925)	(435,354)
Net cash used in operating activities	(4,008,682)	(114,382)

Cash flows from investing activities:
Cash paid for acquisitions	(4,652,525)	-
Reacquisition and termination of regional developer rights	(1,075,500)	-
Purchase of property and equipment	(1,461,125)	(538,323)
Proceeds received on sale of property and equipment	11,500	2,500
Payments received on notes receivable	21,562	19,301
Net cash used in investing activities	(7,156,088)	(516,522)

Cash flows from financing activities:
Deferred offering costs	-	(511,921)
Repayments on note payable	(110,000)	-
Net cash used in financing activities	(110,000)	(511,921)

Net decrease in cash	(11,274,770)	(1,142,825)
Cash at beginning of period	20,796,783	3,516,750
Cash at end of period	$9,522,013	$2,373,925

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$420,250
Cash paid for interest	$1,445	$-

Supplemental disclosure of non-cash activity:

In connection with our acquisitions of franchises during the nine months ended September 30, 2015, we acquired $1,539,321 of property and equipment, intangible assets of $1,531,041, goodwill of $2,312,259, favorable leases of $17,469 and assumed deferred revenue associated with membership packages paid in advance of $117,301 in exchange for $4,652,525 in cash and an aggregate amount of $744,350 in notes payable to the sellers. Additionally, at the time of these transactions, we carried deferred revenue of $976,500, representing franchise fees collected upon the execution of franchise agreements, and deferred costs of $478,200, related to our acquisition of undeveloped franchises. In accordance with ASC-952-605, we netted these amounts against the aggregate purchase price of the acquisitions (Note 2).

In connection with our reacquisition and termination of regional developer rights during the nine months ended September 30, 2015, we had deferred revenue of $914,000, representing license fees collected upon the execution of the regional developer agreements. In accordance with ASC-952-605, we netted these amounts against the aggregate purchase price of the acquisitions (Note 5).

As of December 31, 2014, we recorded a deposit of $507,500 for the reacquisition and termination of regional developer rights, which were paid in advance. During the nine months ended September 30, 2015, we reclassified $507,500 from deposits to intangible assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”) and its wholly owned subsidiary The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary consolidated financial statements and the notes thereto as set forth in The Joint Corp.’s Form 10-K, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position on a consolidated basis and the consolidated results of operations and cash flows for the interim periods presented. The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended September 30, 2015 and 2014 is unaudited.

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

Comprehensive Loss

 Net loss and comprehensive loss are the same for the three and nine months ended September 30, 2015 and 2014.

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

The following table summarizes the number of clinics in operation under franchise agreements or that are company-owned or managed for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
Franchised clinics:	2015	2014	2015	2014
Clinics open at beginning of period	239	215	242	175
Opened during the period	13	16	36	57
Acquired during the period	(2)	-	(23)	-
Closed during the period	(2)	(1)	(7)	(2)
Clinics in operation at the end of the period	248	230	248	230

	Three Months Ended September 30,		Nine Months Ended September 30,
Company-owned or managed clinics:	2015	2014	2015	2014
Clinics open at beginning of period	23	-	4	-
Opened during the period	4	-	4	-
Acquired during the period	2	-	23	-
Closed during the period	-	-	(2)	-
Clinics in operation at the end of the period	29	-	29	-

Total clinics in operation at the end of the period	277	230	277	230

Clinic licenses sold but not yet developed	180	248	180	248

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

Certain states in which the Company manages clinics, regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. Such PCs are VIEs. In these states, the Company has entered into management services agreements with PCs under which the Company provides on an exclusive basis, all non-clinical services of the chiropractic practice.  The Company has analyzed its relationship with the PCs and has determined that the Company does not have the power to direct the activities of the PCs. As such, the activity of the PCs is not included in the Company’s consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all of the proceeds of its IPO in short-term bank deposits. The Company had no cash equivalents as of September 30, 2015 and December 31, 2014.

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

Concentrations of Credit Risk

From time to time the Company grants credit in the normal course of business to franchisees related to the collection of royalties and other operating revenues. The Company periodically performs credit analysis and monitors the financial condition of the franchisees to reduce credit risk.  As of December 31, 2014, six franchisees represented 56% of outstanding accounts receivable. The Company did not have any customers that represented greater than 10% of its accounts receivable or revenues during the three and nine months ended September 30, 2015 and 2014.

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees, royalty fees and marketing and advertising expenses. The Company considers a reserve for doubtful accounts based on the creditworthiness of the franchisee. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. The losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2015 and December 31, 2014, the Company had an allowance for doubtful accounts of $85,376 and $81,032, respectively.

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

Intangible Assets

Intangible assets consist primarily of re-acquired franchise rights and customer relationships.  The Company amortizes the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which range from six to seven years. The fair value of customer relationships is amortized over their estimated useful life of 2 years.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions discussed in Note 2.  Under ASC 350-10, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments of long-lived assets were recorded for the periods ended September 30, 2015 and 2014.

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

Franchise Fees. The Company requires the entire non-refundable initial franchise fee to be paid upon execution of a franchise agreement, which typically has an initial term of ten years. Initial franchise fees are recognized as revenue when the Company has substantially completed its initial services under the franchise agreement, which typically occurs upon opening of the clinic.  The Company’s services under the franchise agreement include: training of franchisees and staff, site selection, construction/vendor management and ongoing operations support. The Company provides no financing to franchisees and offers no guarantees on their behalf.

During the three and nine months ended September 30, 2015, the Company terminated 10 and 30 franchise licenses, respectively, that were in default of various obligations under their respective franchise agreements. In conjunction with these terminations, during the three and nine months ended September 30, 2015, the Company recognized $290,000 and $870,000 of revenue, respectively, and $153,000 and $389,750 of costs, respectively which were previously deferred.

Regional Developer Fees. During 2011, the Company established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under this program, regional developers pay a license fee ranging from $7,250 to 25% of the then current franchise fee, for each franchise they receive the right to develop within the region. Each regional developer agreement establishes a minimum number of franchises that the regional developer must develop. Regional developers receive fees ranging from $14,500 to $19,950 which are collected upon the sale of franchises within their region and a royalty of 3% of sales generated by franchised clinics in their region. Regional developer fees are non-refundable and are recognized as revenue when the Company has performed substantially all initial services required by the regional developer agreement, which generally is considered to be upon the opening of each franchised clinic. Upon the execution of a regional developer agreement, the Company estimates the number of franchised clinics to be opened, which is typically consistent with the contracted minimum. When the Company anticipates that the number of franchised clinics to be opened will exceed the contracted minimum, the license fee on a per-clinic basis is determined by dividing the total fee collected from the regional developer by the number of clinics expected to be opened within the region. Certain regional developer agreements provide that no additional fee is required for franchises developed by the regional developer above the contracted minimum, while other regional developer agreements require a supplemental payment. The Company reassesses the number of clinics expected to be opened as the regional developer performs under its regional developer agreement. When a material change to the original estimate becomes apparent, the fee per clinic is revised on a prospective basis, and the unrecognized fees are allocated among, and recognized as revenue upon the opening of, the expected remaining unopened franchised clinics within the region. The franchisor’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. Several of the regional developer agreements grant the Company the option to repurchase the regional developer’s license.

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

Royalties. The Company collects royalties, as stipulated in the franchise agreement, equal to 7% of gross sales, and a marketing and advertising fee currently equal to 2% of gross sales. Certain franchisees with franchise agreements acquired during the formation of the Company pay a monthly flat fee. Royalties are recognized as revenue when earned. Royalties are collected bi-monthly two working days after each sales period has ended.

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

Advertising Costs

The Company incurs advertising costs in addition to those included in the advertising fund. The Company’s policy is to expense all operating advertising costs as incurred. Advertising expenses were $377,122 and $853,110 for the three and nine months ended September 30, 2015, respectively. Advertising expenses were $53,691 and $93,730 for the three and nine months ended September 30, 2014, respectively.

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

At September 30, 2015 and December 31, 2014, the Company maintained a liability for income taxes for uncertain tax positions of approximately $142,000 and $122,000, respectively, of which $36,000 and $30,000, respectively, represent penalties and interest and are recorded in the  “other liabilities” section of the accompanying condensed consolidated balance sheets. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The Company’s tax returns for tax years subject to examination by tax authorities include 2011 through the current period for state and 2012-through the current period for federal reporting purposes.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock, and stock options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(1,656,722)	$(202,373)	$(5,416,317)	$(464,019)

Weighted average common shares outstanding - basic	9,844,964	4,828,122	9,777,119	4,819,861
Effect of dilutive securities:
Stock options	-	-	-	-
Weighted average common shares outstanding - diluted	9,844,964	4,828,122	9,777,119	4,819,861

Basic and diluted loss per share	$(0.17)	$(0.04)	$(0.55)	$(0.10)

The following table summarizes the potential shares of common stock that were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unvested restricted stock	393,339	542,354	393,339	542,354
Stock options	524,600	266,555	524,600	266,555
Warrants	90,000	-	90,000	-

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

In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The update requires than an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The Company adopted this ASU during the three months ended September 30, 2015. Accordingly, the Company applied the amendments in this update to the measurement period adjustments made during the three months ended September 30, 2015 with no material effect on previous-period or current-period earnings. See "Note 2—Acquisitions" for more information regarding adjustments to provisional amounts that occurred during the three months ended September 30, 2015.

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

The purchase price allocation for these acquisitions is complete. The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

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

Franchises acquired during 2015

During the nine months ended September 30, 2015, the Company continued to execute its growth strategy and entered into a series of unrelated transactions with existing franchisees to re-acquire an aggregate of 23 developed and 34 undeveloped franchises throughout Arizona, California, and New York for an aggregate purchase price of $5,396,875, subject to certain adjustments, consisting of cash of $4,652,525 and notes payable of $744,350. Of the 23 developed franchises, the Company is operating 21 as company-owned or managed clinics and has closed the remaining two clinics. The 34 undeveloped franchises have been terminated and the Company may relocate them. At the time these transactions were consummated, the Company carried a deferred revenue balance of $976,500, representing franchise fees collected upon the execution of the franchise agreements, and deferred franchise costs of $478,200, related to undeveloped franchises.  In accordance with ASC 952-605, the Company accounted for the franchise rights associated with the undeveloped franchise as a cancellation, and the respective deferred revenue and deferred franchise costs were netted against the aggregate purchase price.  The remaining $4,898,575 was accounted for as consideration paid for the acquired franchises.

Additionally, in January 2015, in connection with the default by a franchisee under its franchise agreement, the Company assumed substantially all of the assets of a clinic in Tempe, Arizona in exchange for $25,000.  The Company has accounted for this as a business combination.  The Company completed its valuation of the fair value of the assets acquired, including intangible assets, in September 2015. Because the net assets acquired exceeded the consideration paid, the Company recognized a bargain purchase gain of $384,214 during the three months ended September 30, 2015.

The Company incurred $361,997 of transaction costs related to these acquisitions for the nine months ended September 30, 2015.

Purchase Price Allocation

The purchase price allocations for these acquisitions are preliminary and subject to further adjustment upon finalization of the opening balance sheet. The following summarizes the aggregate fair values of the assets acquired and liabilities assumed during 2015 as of the acquisition date:

Property and equipment	$1,539,321
Intangible assets	1,531,041
Favorable leases	17,469
Goodwill	2,312,259
Total assets acquired	5,400,090
Deferred membership revenue	(117,301)
Net assets acquired	$5,282,789
Bargain purchase gain	(384,214)
Net purchase price	$4,898,575

Intangible assets in the table above consist of reacquired franchise rights of $1,215,248 and customer relationships of $315,793, and will be amortized over their estimated useful lives ranging from six to seven years and two years, respectively.

The estimates of the fair value of the assets or rights acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the accounting for the acquisitions that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired, residual goodwill and any related tax impact. The fair value of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it evaluates any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair value is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods. During the three months ended September 30, 2015, the Company made certain measurement period adjustments related to several acquisitions consummated in period. Property and equipment was increased by $47,859, intangible assets increased by $72,400, favorable leases increased by $17,469 and deferred membership revenue decreased by $7,032 with the resulting offset to goodwill of $130,696.

Goodwill recorded in connection with these acquisitions was attributable to the workforce of the clinics and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax-deductible.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three and nine months ended September 30, 2015 and 2014 as if the acquisitions had been completed on January 1, 2014.

	Pro Forma for the Three Months Ended		Pro Forma for the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues, net	$4,159,975	$2,668,562	$11,030,264	$7,465,179
Net loss	$(2,064,297)	$(814,369)	$(6,338,663)	$(2,811,855)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information does not indicate what the Company’s future operating results will be. The information for 2014 and 2015 prior to the acquisitions is included based on prior accounting records maintained by the acquired companies. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisitions. For 2015, this information includes actual data recorded in its financial statements for the period subsequent to the date of the acquisition. The Company’s consolidated statement of operations for the three months ended September 30, 2015 includes net revenue and net loss of $1,198,397 and $(854,948), respectively, attributable to the 2015 acquisitions. The Company’s consolidated statement of operations for the nine months ended September 30, 2015 includes net revenue and net loss of $2,368,866 and $(1,209,682), respectively, attributable to the acquisitions. As the 2014 acquisition occurred on the last day of the period, there were no net revenues or income attributable to the acquisitions.

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

Effective July 2015, the Company entered into two license transfer agreements, in exchange for $10,000 and $29,925 in separate unsecured promissory notes.  The non-interest bearing notes require monthly principal payments over 24 months, beginning on September 1, 2015 and maturing on August 1, 2017. Effective July 2015, the Company entered into a license transfer agreement, in exchange for $29,925 in an unsecured promissory note.  The note bearings interest at 4.0% per annum, and requires monthly principal payments over 12 months, beginning on August 1, 2015 and maturing on July 1, 2016.

The outstanding balance of the notes as of September 30, 2015 and December 31, 2014 were $87,557 and $59,269, respectively.

Note 4:	Property and Equipment

Property and equipment consists of the following:

	September 30, 2015	December 31, 2014

Office and computer equipment	$470,251	$209,575
Leasehold improvements	2,330,927	665,961
Software developed	688,471	564,560
	3,489,649	1,440,096
Accumulated depreciation	(838,325)	(305,644)
	2,651,324	1,134,452
Assets in progress	950,893	-
	$3,602,217	$1,134,452

Depreciation expense was $257,197 and $532,682 for the three and nine months ended September 30, 2015, respectively. Depreciation expense was $52,823 and $141,707 for the three and nine months ended September 30, 2014, respectively.

Assets in progress relate to the ongoing development of company-owned or managed clinics, which are not yet placed in service.

Note 5:	Intangible Assets

During the nine months ended September 30, 2015, the Company entered into several agreements to repurchase regional developer licenses, reacquiring rights in Los Angeles County, San Diego, and Orange County, all located in the state of California, Erie County, Monroe County, Nassau County, Suffolk County, and Albany County, all located in the state of New York, and the regional developer license in New Jersey in exchange for cash consideration of $1,583,000, of which $507,500 was recorded as a cash advance at December 31, 2014.  The Company carried a deferred revenue balance associated with these transactions of $914,000, representing license fees collected upon the execution of the regional developer agreements.  In accordance with ASC 952-605, the Company accounted for the development rights associated with the unsold or undeveloped franchises as a cancellation, and the respective deferred revenue was netted against the aggregate purchase price or recognized as revenue to the extent deferred revenue was in excess of the cash consideration paid.   During the nine months ended September 30, 2015, the revenue recognized as excess deferred regional developer fees totaled $254,250. The remaining balance was accounted for as consideration paid for the reacquired development rights. As the deferred revenue with respect to these regional developer rights had previously been taken into account for income tax purposes, the tax basis in the reacquired development rights is equal to the cash consideration paid.

Intangible assets which remain subject to adjustment upon receipt of final valuation information consisted of the following:

	As of September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,296,248	$108,916	$1,187,332
Customer relationships	387,793	101,652	286,141
Reacquired development rights	923,250	79,239	844,011
	$2,607,291	$289,807	$2,317,484
Unamortized intangible assets:
Goodwill			2,948,363
Total intangible assets			$5,265,847

Amortization expense was $164,193 and $289,807 for the three and nine months ended September 30, 2015, respectively. There was no amortization expense for the three and nine months ended September 30, 2014.

Estimated amortization expense for 2015 and subsequent years is as follows:

2015	$129,101
2016	518,896
2017	368,634
2018	325,000
2019	325,000
Thereafter	650,853
Total	$2,317,484

Note 6:	Notes Payable

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

On March 23, 2015, the Company delivered a $10,000 note payable as a portion of the consideration paid in connection with the acquisition of an existing franchise from The Joint Arrowhead Ranch LLC. This note bears interest at 1.5% per annum with principal and interest due September 20, 2016.  The seller fully performed its duties under the agreement and one half of the principal plus interest was paid on September 21, 2015. While this is a below market interest rate loan, the Company did not impute interest as the effects are immaterial.

On April 1, 2015, the Company delivered a $58,500 note payable as a portion of the consideration paid in connection with the acquisition of an existing franchise from The Joint Chiropractic Bell Towne LLC. This note bears interest at 1.50% per annum with the principal and interest due September 30, 2015.  The seller fully performed its duties under the agreement and $25,000 plus interest was paid on August 18, 2015. While this is a below market interest rate loan, the Company did not impute interest as the effects are immaterial.

On May 1, 2015, the Company delivered a $80,900 note payable as a portion of the consideration paid in connection with the acquisition of two existing franchises and licenses to develop six additional franchises from San Diego Joint Development Inc. This note bears interest at 4.25% per annum with the principal and interest due April 30, 2016.  The seller fully performed its duties under the agreement and $25,000 plus interest was paid on September 1, 2015. An additional $15,500 plus interest is payable on November 1, 2015 and $40,450 plus interest will be paid on April 30, 2016.

On May 18, 2015, the Company delivered a $75,000 note payable as a portion of the consideration paid in connection with the acquisition of three existing franchises and licenses to develop two additional franchises from First Light Junction. This note bears interest at 4.0% per annum with the principal and interest due November 18, 2016.  If the seller has fully performed its duties under the agreement, $25,000 plus interest is payable September 18, 2015, $25,000 plus interest will be paid on February 18, 2016 and $25,000 plus interest will be paid on November 18, 2016.

On June 3, 2015, the Company delivered a $100,000 note payable as a portion of the consideration paid in connection with the acquisition of two existing franchises and licenses to develop four additional franchises from WHB Franchise, Inc. This note bears interest at 5.25% per annum with the principal and interest due April 3, 2016.  If the seller has fully performed its duties under the agreement, $25,000 plus interest is payable October 3, 2015, $25,000 plus interest will be paid on December 3, 2015 and $50,000 plus interest will be paid on April 3, 2016.

On June 5, 2015, the Company delivered a $75,000 note payable as a portion of the consideration paid in connection with the acquisition of three existing franchises and licenses to develop three additional franchises from Clear Path Ventures, Inc. This note bears interest at 4.25% per annum with the principal and interest due June 4, 2016.  If the seller has fully performed its duties under the agreement, $25,000 plus interest is payable on October 5, 2015, $12,500 plus interest will be paid on December 5, 2015 and $37,500 plus interest will be paid on June 4, 2016.

On July 1, 2015, the Company delivered a $53,000 note payable as a portion of the consideration paid in connection with the acquisition of one franchise from Chiro Novo, LLC. This note bears interest at 4.00% per annum with the principal and interest due January 1, 2016. If the seller has fully performed its duties under the agreement, $15,000 plus interest is payable on November 1, 2015.

On August 10, 2015, the Company delivered a $46,950 note payable as a portion of the consideration paid in connection with the acquisition of three franchises from Chiro Group. This note bears interest at 4.25% per annum with the principal and interest due June 10, 2016. If the seller has fully performed its duties under the agreement, $25,000 plus interest will be paid on December 10, 2015.

Maturities of the Company’s notes payable are as follows as of September 30, 2015:

2015	$231,500
2016	272,850
2017	130,000
Total	$634,350

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

Stock Options

In the nine months ended September 30, 2015, the Company granted 211,660 stock options to employees and certain non-employee members of its board of directors with exercise prices ranging from $6.31 - $9.62.

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

The Company has computed the fair value of all options granted during the nine months ended September 30, 2015 and 2014, using the following assumptions:

	Nine Months Ended September 30,
	2015			2014
Expected volatility	45%	-	50%	43%	-	46%
Expected dividends		None			None
Expected term (years)	5.5	-	7	5.5	-	7.5
Risk-free rate	1.66%	-	1.92%	0.07%	-	2.05%
Forfeiture rate		20%			None

The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2014	314,775	$2.23	$0.92	9.2
Granted at market price	211,660	8.35
Exercised	-	-
Cancelled	(1,835)	3.49
Outstanding at September 30, 2015	524,600	$4.69	$2.21	9.0
Exercisable at September 30, 2015	111,502	$1.81	$0.82	8.4

The intrinsic value of the Company’s stock options outstanding was $1,336,454 at September 30, 2015.

For the three and nine months ended September 30, 2015, stock based compensation expense for stock options was $129,704, and $240,701, respectively.  For the three and nine months ended September 30, 2014, stock based compensation expense for stock options was $7,440 and $15,538, respectively.  Unrecognized stock-based compensation expense for stock options as of September 30, 2015 was $613,406, which is expected to be recognized ratably over the next 2.7 years. During the three months ended September 30, 2015 the Company made a cumulative adjustment to stock-based compensation expense in the amount of $23,031 to reflect accounting for certain performance based options.

Restricted Stock

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Outstanding at December 31, 2014	662,375
Restricted stock awards granted	8,000
Awards forfeited or exercised	-
Outstanding at September 30, 2015	670,375

For the three and nine months ended September 30, 2015, stock based compensation expense for restricted stock was $226,875, and $405,376, respectively.  For the three and nine months ended September 30, 2014, stock based compensation expense for restricted stock was $10,115, and $32,508, respectively.   Unrecognized stock based compensation expense for restricted stock awards as of September 30, 2015 was $663,525 to be recognized ratably over the next 2.7 years. During the three months ended September 30, 2015 the Company made a cumulative adjustment to stock-based compensation expense in the amount of $122,841 to reflect accounting for certain performance based awards.

Note 8:      Income Taxes

During the three and nine months ended September 30, 2015, the Company recorded income tax expense of approximately $6,100 due to state tax expense stemming from current year state income taxes and  an increase to uncertain tax positions related to unresolved state apportionment of taxable income.

Note 9:       Related Party Transactions

The Company entered into consulting and legal agreements with certain common stockholders related to services performed for the operations and transaction related activities of the Company.  Amounts paid to or for the benefit of these stockholders was approximately $100,000 and $471,000 for the three and nine months ended September 30, 2015, respectively. Amounts paid to or for the benefit of these stockholders was approximately $293,000 and $671,000 for the three and nine months ended September 30, 2014, respectively.

Note 10:      Commitments and Contingencies

Operating Leases

The Company leases its corporate office space with 66 monthly payments increasing from $10,500 to $22,000, beginning February 3, 2014, the date it took occupancy of the new office space.  Between December 31, 2014 and September 30, 2015, the Company assumed 46 additional leases for clinic locations.  These leases vary in length from 18 to 124 months and have monthly payments ranging from $1,432 to $13,213.

Total rent expense for the three and nine months ended September 30, 2015 was $402,061 and $756,678, respectively. Total rent expense for the three and nine months ended September 30, 2014 was $33,860 and $100,942, respectively.

Future minimum annual lease payments are as follows:

2015	$431,526
2016	2,548,329
2017	2,513,975
2018	1,948,791
2019	1,601,175
Thereafter	8,443,060
$17,486,856

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on the Company.

On July 7, 2015, a group of 13 franchisees, whose licenses had been terminated by the Company due to defaults in performance, commenced a collective arbitration proceeding in San Diego, California. The claimants’ demand for arbitration asserts claims for breach of contract, promissory fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, wrongful termination of franchise agreements and “wrongful competition” pursuant to unspecified state business practices, unfair competition and franchise statutes. The claimants also seek “a preliminary and permanent injunction prohibiting the Company from seeking to operate corporate clinics within 25 miles of any franchise clinic.” Although commenced in California, the arbitration proceeding has been moved to Arizona, pursuant to the franchise agreements in dispute, which include clauses that make it mandatory for any arbitration proceeding to be conducted in Phoenix, Arizona. Each agreement also requires claims to be arbitrated on an individual, not class-wide basis. Additionally, some of the claimants may be unauthorized assignees of franchisees and, therefore, may not have standing to assert certain claims. The Company does not believe any of the claims, either collectively or individually, have any legal merit and intends to vigorously defend the arbitration proceeding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Item 1A of our Form 10-K for the year ended December 31, 2014. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	we may not be able to successfully implement our growth strategy if we or our franchisees are unable to locate and secure appropriate sites for clinic locations, obtain favorable lease terms, and attract patients to our clinics;

•	we have limited experience operating company-owned or managed clinics, and we may not be able to duplicate the success of some of our franchisees;

•	we may not be able to acquire operating clinics from existing franchisees or develop company-owned or managed clinics on attractive terms;

•	any acquisitions that we make could disrupt our business and harm our financial condition;

•	we may not be able to continue to sell franchises to qualified franchisees;

•	we may not be able to identify, recruit and train enough qualified chiropractors to staff our clinics;

•	new clinics may not be profitable, and we may not be able to maintain or improve revenues and franchise fees from existing franchised clinics;

•	the chiropractic industry is highly competitive, with many well-established competitors;

•	recent administrative actions and rulings regarding the corporate practice of medicine and joint employer responsibility may jeopardize our business model;

•	we may face negative publicity or damage to our reputation, which could arise from concerns expressed by opponents of chiropractic and by chiropractors operating under traditional service models;
•	legislation and regulations, as well as new medical procedures and techniques could reduce or eliminate our competitive advantages;

•	we face increased costs as a result of being a public company; and

•	we have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses.

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

Key Clinic Development Trends.   As of September 30, 2015, we or our franchisees operated 277 clinics. Of the 277 clinics in operation, 224 were originally awarded through our regional developer program. We repurchased 17 of the 224 clinics awarded through our regional developer program, which we now operate as company-owned or managed clinics. Our regional developer program is one in which we sold licenses to third parties to develop franchises in particular geographic areas.  In addition, 49 of the 277 clinics in operation were awarded through direct sales. We repurchased eight of the 49 clinics awarded through direct sales, which we now operate as company-owned or managed clinics bringing the total of corporate clinics to 29 as of September 30, 2015.

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

During the nine months ended September 30, 2015, we acquired an aggregate of 21 clinics, opened four company-owned or managed clinics and terminated regional developer rights in one territory. As of September 30, 2015 we had 29 company-owned or managed clinics. As part of our company-owned or managed clinic strategy, we may seek to reacquire additional franchises as circumstances permit. We are in process of negotiating lease agreements for additional company clinics which we expect to open later in the year.

Development of company-owned or managed clinics will be our principal focus, and we have used and will use a significant amount of the proceeds from our IPO to pursue this strategy. We believe we can leverage the experience we have gained in supporting our demonstrated franchisee growth and our senior management’s experience in rapidly and effectively growing other well-known high velocity specialty retail concepts to successfully develop and profitably operate company-owned or managed clinics. Since commencing operations as a franchisor of chiropractic clinics, we have gained significant experience in identifying the business systems and practices that are required to profitably operate our clinics, validate our model and demonstrate proof of concept.

We believe that applying our operating standards to company-owned or managed clinics will enable us to more effectively apply these business systems and practices than in our franchised clinics and to collect more revenue per clinic than would otherwise be available to us solely through the collection of royalty fees, franchise sales fees, and regional developer fees. We intend to develop company-owned or managed clinics in geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage aggregated advertisement and marketing, and attain general corporate and administrative operating efficiencies. We believe that our management’s experience in this area readily translates to our business model.

During the three and nine months ended September 30, 2015, we terminated 10 and 30 franchise licenses, respectively, that were in default of various obligations under their respective franchise agreements. In conjunction with these terminations, during the three and nine months ended September 30, 2015, we recognized $290,000 and $870,000 of revenue, respectively, and $153,000 and $389,750 of costs, respectively which were previously deferred.

Factors Affecting Our Performance

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic openings, markets in which they are contained and related expenses, general economic conditions, consumer confidence in the economy, consumer preferences, and competitive factors.

Significant Accounting Policies and Estimates

We adopted accounting policies for revenues and management fees for company clinics in conjunction with our acquisitions of company-owned or managed clinics during the nine months ended September 30, 2015.

There were no additional changes in our significant accounting policies and estimates during the nine months ended September 30, 2015 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Total Revenues

Components of revenues for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, are as follows:

	Three Months Ended
	September 30,
	2015	2014	Change from Prior Year	Percent Change from Prior Year
Revenues:
Royalty fees	$1,150,574	$871,462	$279,112	32.0%
Franchise fees	638,000	435,000	203,000	46.7%
Revenues and management fees from company clinics	1,198,397	-	1,198,397	100.0%
Advertising fund revenue	330,502	88,031	242,471	275.4%
IT related income and software fees	197,569	218,400	(20,831)	(9.5)%
Regional developer fees	531,350	152,250	379,100	249.0%
Other revenues	91,623	51,452	40,171	78.1%

Total revenues	$4,138,015	$1,816,595	$2,321,420	127.8%

The reasons for the significant changes in our components of total revenues are as follows:

•	Royalty fees have increased due to an increase in the number of clinics in operation during the current quarter along with continued growth of existing clinics. As of September 30, 2015 and 2014, there were 248 and 230 franchised clinics in operation, respectively.
•	Franchise fees are recognized when a clinic is opened. Franchise fees have increased due to the recognition of $290,000 in revenues from terminated franchise licenses, partially offset by lower franchise openings in the quarter. For the three months ended September 30, 2015 and 2014, 13 and 16 new clinics opened, respectively.
•	Revenue and management fees from company clinics increased due to our recent acquisition of franchises and their subsequent operation as company-owned or managed clinics. No such company-owned or managed clinics were in operation during 2014.
•	Advertising fund revenue increased due to an increase in the monthly marketing fee from 1% to 2% in January 2015, as well as continued growth of existing clinics.
•	Regional developer fees increased largely due to revenue recognition on the default and termination of regional developer rights and fees associated with license transfers.
•	IT related income and software fee revenues declined in the aggregate primarily due to lower franchise computer build fee income.
•	Other revenue increased due to merchant income attributed to the growth in quarterly sales compared to 2014.

Components of revenues for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, are as follows:

	Nine Months Ended
	September 30,
	2015	2014	Change from Prior Year	Percent Change from Prior Year
Revenues:
Royalty fees	$3,264,278	$2,233,053	$1,031,225	46.2%
Franchise fees	1,862,259	1,469,500	392,759	26.7%
Revenues and management fees from company clinics	2,368,866	-	2,368,866	100.0%
Advertising fund revenue	955,480	204,141	751,339	368.0%
IT related income and software fees	598,758	629,225	(30,467)	(4.8)%
Regional developer fees	799,600	377,000	422,600	112.1%
Other revenues	223,419	148,347	75,072	50.6%

Total revenues	$10,072,660	$5,061,266	$5,011,394	99.0%

The reasons for the significant changes in our components of total revenues are as follows:

•	Royalty fees have increased due to an increase in the number of clinics in operation during the current quarter along with continued growth of existing clinics. As of September 30, 2015 and 2014, there were 248 and 230 franchised clinics in operation, respectively.

•	Franchise fees are recognized when a clinic is opened. Franchise fees have increased due to the recognition of $870,000 in revenues from terminated franchise licenses, partially offset by lower franchise clinic openings in the period. For the nine months ended September 30, 2015 and 2014, 36 and 55 new franchise clinics opened, respectively.
•	Revenue and management fees from company clinics increased due to our recent acquisition of franchises and their subsequent operation as company-owned or managed clinics. No such company-owned or managed clinics were in operation during 2014.
•	Advertising fund revenue increased due to an increase in the monthly marketing fee from 1% to 2% in January 2015, as well as continued growth of existing clinics.
•	Regional developer fees increased largely due to revenue recognition on the default and termination of regional developer rights and fees associated with license transfers.
•	IT related income and software fee and revenue declined in the aggregate primarily due to lower franchise computer build fee income.
•	Other revenue increased due to merchant income attributed to the growth in quarterly sales compared to 2014.

Cost of Revenues

Cost of Revenues	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$745,482	$654,395	$91,087	13.9%
Nine Months Ended September 30,	$2,082,561	$1,739,132	$343,429	19.7%

For the three months ended September 30, 2015, as compared with the same period last year, the total cost of revenues increased primarily due to an increase in regional developer commissions on franchise license terminations in the quarter.

For the nine months ended September 30, 2015, as compared with the same period last year, the total cost of revenues increased primarily due to an increase in regional developer commissions recognized in connection with the franchise license terminations in the period, and an increase in regional developer royalties due to corresponding increased royalty revenue earned in regional developer territories.

Selling and Marketing Expenses

Selling and Marketing Expenses	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$693,953	$324,177	$369,776	114.1%
Nine Months Ended September 30,	$2,450,976	$723,955	$1,727,021	238.6%

Selling and marketing expenses increased for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, due to increased system wide sales and the associated contribution to the advertising fund, and due to the expenses of opening Company-owned or managed clinics.

Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$421,390	$52,823	$368,567	697.7%
Nine Months Ended September 30,	$822,489	$141,707	$680,782	480.4%

Depreciation and amortization expenses increased for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to fixed assets additions of $1,163,372 and intangible asset additions of $460,541 relating to our acquisitions of franchises and regional developer rights.

Depreciation and amortization expenses increased for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to fixed assets additions of $3,000,446 and intangible asset additions of $2,454,293 relating to our acquisitions of franchises and regional developer rights.

General and Administrative Expenses

General and Administrative Expenses	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$4,328,089	$1,096,025	$3,232,064	294.9%
Nine Months Ended September 30,	$10,528,817	$3,146,666	$7,382,151	234.6%

General and administrative expenses increased during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to the following:

•	An increase of approximately $1,840,000 of employment expense which includes salaries and wages, stock based compensation, health insurance expense and payroll taxes. This is primarily due to an increase in support staff at the corporate level to support the Company’s strategy of operating and managing company clinics, plus the addition of employees in the Company owned/managed clinics.

•	An increase of approximately $277,000 in professional fees, primarily related to franchising and acquisition related services, public company costs, and staff placement fees.

•	An increase of approximately $466,000 in occupancy costs, primarily due to acquisition of company clinics.

•	An increase of approximately $566,000 in general administrative expenses, primarily made up of general liability and professional insurance and miscellaneous corporate office expenses. .
•	An increase of approximately $83,000 in costs related to the acquiring of franchise clinics.

General and administrative expenses increased during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to the following:

•	An increase of approximately $4,132,000 of employment expense which includes salaries and wages, stock based compensation, executive relocation costs, health insurance expense and payroll taxes. This is primarily due to an increase in support staff at the corporate level to support the Company’s strategy of operating and managing company clinics, plus the addition of employees in the Company owned/managed clinics.

•	An increase of approximately $895,000 in professional fees, primarily related to franchising and acquisition related services, public company costs, and staff placement fees.

•	An increase of approximately $831,000 in occupancy costs, primarily due to acquisition of company clinics.

•	An increase of approximately $1,162,000 in general administrative expenses, primarily made up of general liability and professional insurance and miscellaneous corporate office expenses.

•	An increase of approximately $362,000 in costs related to the acquiring of franchise clinics.

Income Tax (Provision) Benefit

Income Tax (Provision) Benefit	2015	2014	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$(6,148)	$163,051	$(169,199)	(103.8)%
Nine Months Ended September 30,	$(6,148)	$284,574	$(290,722)	(102.2)%

Changes in our income tax (provision) benefit related primarily to changes in pretax loss during the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014.  For the three and nine months ending September 30, 2015, the effective rate was 0% as we have established a valuation allowance against all deferred tax assets.  For the three and nine months ended September 30, 2014, the effective rate was 38.6% and 31.7%. The difference is due to uncertain tax positions that were recorded during the period and the impact of certain permanent differences on taxable income.

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

We are using a significant amount of the net proceeds from our IPO for the development of company-owned or managed clinics.  We may accomplish this by developing new clinics, by repurchasing existing franchises or by acquiring existing chiropractic practices. In addition, we are using these proceeds to repurchase existing regional developer licenses.  Other than to pursue this growth strategy, we have not allocated a specific amount of our net proceeds from the offering to any particular purpose. The net proceeds we actually expend for the development of company-owned or managed clinics and the acquisition of franchises or regional developer licenses may vary significantly depending on a number of factors, including the timing of our identification and leasing of suitable sites for company-owned or managed clinics and, in respect of the acquisition of franchises or regional developer licenses, our ability to enter into a binding acquisition agreement on favorable terms and the negotiated purchase price. In addition, the net proceeds we actually expend for general corporate purposes may vary significantly depending on a number of factors, including future revenue growth and our cash flows. As a result, we will retain broad discretion over the allocation of the net proceeds from these offerings. Pending use of the net proceeds from these offerings, we are holding the net proceeds in cash or investments in short-term, investment-grade securities.

As of September 30, 2015, we had cash and short-term bank deposits of $9,522,013.

Analysis of Cash Flows

Net cash used in operating activities increased by $3,894,300 to $4,008,682 for the nine months ended September 30, 2015, compared to $114,382 for the nine months ended September 30, 2014.  The cash used in operating activities was attributable primarily to increased expenses caused by the addition of senior level and support staff and changes in net working capital and other adjustments.

Net cash used in investing activities was $7,156,088 and $516,522 during the nine months ended September 30, 2015, and 2014, respectively.  For the nine months ended September 30, 2015 this includes acquisitions of franchises of $4,652,525, reacquisition and termination of regional developer rights of $1,075,000, purchases of fixed assets of $1,461,125, proceeds received on sale of property and equipment of $11,500, and payments received on notes receivable of $21,562.  For the nine months ended September 30, 2014 this includes investments in property and equipment of $538,323, proceeds received on sale of property and equipment of $2,500 and payments received on notes receivable of $19,301.

Net cash used in financing activities was $110,000 and $511,921 for the nine months ended September 30, 2015, and 2014, respectively. For the nine months ended September 30, 2015 this includes repayments on notes payable of $110,000. For the nine months ended September 30, 2014 this includes $511,921 of deferred offering costs.

Contractual Obligations and Risk

The following table summarizes our contractual obligations at September 30, 2015 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$17,486,856	$431,526	$2,548,329	$2,513,975	$1,948,791	$1,601,175	8,443,060
Notes payable	634,350	231,500	272,850	130,000	-	-	-
	$18,121,206	$663,026	$2,821,179	$2,643,975	$1,948,791	$1,601,175	$8,443,060

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

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

We continue to implement certain controls over the Company’s financial reporting cycle. These areas included properly segregating duties and increasing the size of our accounting department. However, even with these improvements one or more material weaknesses or significant deficiencies could be present and result in errors in our financial statements.

Changes in Internal Control over Financial Reporting

We are currently in the process of addressing and remediating the control weaknesses described above which included the hiring of additional personnel and continued integration of a new general ledger system.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are party to litigation from time to time. We maintain insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on the Company.

On July 7, 2015, a group of 13 franchisees, whose licenses had been terminated by us due to defaults in performance, commenced a collective arbitration proceeding in San Diego, California. The claimants’ demand for arbitration asserts claims for breach of contract, promissory fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, wrongful termination of franchise agreements and “wrongful competition” pursuant to unspecified state business practices, unfair competition and franchise statutes. The claimants also seek “a preliminary and permanent injunction prohibiting us from seeking to operate corporate clinics within 25 miles of any franchise clinic.” Although commenced in California, the arbitration proceeding has been moved to Arizona, pursuant to the franchise agreements in dispute, which include clauses that make it mandatory for any arbitration proceeding to be conducted in Phoenix, Arizona. Each agreement also requires claims to be arbitrated on an individual, not class-wide basis. Additionally, some of the claimants may be unauthorized assignees of franchisees and, therefore, may not have standing to assert certain claims. We do not believe any of the claims, either collectively or individually, have any legal merit and intend to vigorously defend the arbitration proceeding

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On July 15, 2015, the Registrant granted options to purchase an aggregate of 52,250 shares of its common stock at an exercise price of $9.62 per share to 21 individuals who were either employees of or service providers to the Registrant. The foregoing option grants were exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering.

On July 15, 2015, the Registrant issued 4,000 restricted shares of its common stock to each of 2 individuals who were either employees of or service providers to the Registrant pursuant to a restricted stock purchase agreement. The Board of Directors of the Company determined that the fair market value of its common stock as of that date was $9.62 per share, based on the Registrant’s stock trading price. The foregoing restricted stock grants were exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering.

On August 4, 2015, the Registrant granted options to purchase 7,500 shares of its common stock to each of Craig P. Colmar, Steven P. Colmar and John Leonesio and 10,000 options to purchase common stock to each of Bret Sanders, William R. Fields and Ronald V. DaVella. The Board of Directors of the Company determined that the fair market value of its common stock as of that date was $9.08 per share, based on the Registrant’s stock trading price. The foregoing option grants were exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering.

On September 28, 2015, the Registrant granted options to purchase an aggregate of 45,410 shares of its common stock at an exercise price of $6.31 per share to 23 individuals who were either employees of or service providers to the Registrant. The foregoing option grants were exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering.

Use of Proceeds from Registered Securities

On July 1, 2015, the Company completed its repurchase of one operating franchise and one undeveloped franchise in Maricopa County, Arizona (the “Repurchase Transaction”) from Chiro-Novo, LLC. The total consideration for the Repurchase Transaction was $265,000, $212,000 of which was funded from the proceeds of the Company’s initial public offering (IPO). The Company is operating the operating franchise as a Company-owned clinic.

On August 10, 2015, the Company repurchased one operating franchise and two undeveloped franchises in Erie County, New York (the “Repurchase Transaction”) from the Chiro Group. The Company is operating the operating franchise to manage an affiliated Company clinic. In a related transaction, the Company terminated a regional developer agreement (the “Termination Transaction”) relating to development rights in Erie County, Monroe County, Nassau County, Suffolk County, and Albany County, all located in the state of New York. The Company terminated the regional developer license as a prelude to developing Company-managed clinics in the region. The total consideration for the Repurchase Transaction and the Termination Transaction was $350,000, $303,050 of which was funded from the proceeds of the Company’s IPO.

Our reasonable estimate of net proceeds from the IPO in the amount of $2.7 million were also expended during the quarter for general corporate purposes, including compensation of officers and non-employee directors.

ITEM 6. EXHIBITS

The Exhibit Index immediately following the Signatures to this Form 10-Q is hereby incorporated by reference into this Form 10-Q.

THE JOINT CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE JOINT CORP.

Dated: November 16, 2015	By:	/s/ John B. Richards
John B. Richards
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Francis T. Joyce
Francis T. Joyce
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

