Form 10-K
period 2015-12-31
JOINT Corp
filed 2016-03-17
CIK 1612630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $38.6 million as of June 30, 2015 based on the closing sales price of the common stock on the NASDAQ Capital Market.

 There were 12,584,336 shares of the registrant’s common stock issued and outstanding as of March 11, 2016.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement relating to its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2015, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.                  BUSINESS

 Forward-Looking Statements

The information in this Annual Report on Form 10-K, or this Form 10-K, including this discussion under the heading “Business”, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Business.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports., including those risks outlined under “Risk Factors” in Item 1A of this Form 10-K. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-K. You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.  Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

As used in this Form 10-K:

•	“we,” “us,” and “our” refer to The Joint Corp.

•	a “clinic” refers to a chiropractic clinic operating under our “Joint” brand, which may be (i) owned by a franchisee, (ii) owned by a professional corporation or limited liability company and managed by a franchisee; (iii) owned directly by us; or (iv) owned by a professional corporation or limited liability company and managed by us.

•	when we identify an “operator” of a clinic, a party that is “operating” a clinic, or a party by whom a clinic is “operated,” we are referring to the party that operates all aspects of the clinic in certain jurisdictions, and to the party that manages all aspects of the clinic other than the practice of chiropractic in certain other jurisdictions.

•	when we describe our acquisition or our opening of a clinic, we are referring to our acquisition or opening of the entity that operates all aspects of the clinic in certain jurisdictions, and to our acquisition or opening of the entity that manages aspects of the clinic other than the practice of chiropractic in certain other jurisdictions.

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

Since acquiring the predecessor to our company in March, 2010, we have grown our enterprise from eight to 312 clinics in operation as of December 31, 2015, with an additional 168 franchise licenses sold but not yet developed across our network. In the year ended December 31, 2015, our system registered 3.2 million patient visits and generated system-wide sales of $70.1 million. As of December 31, 2015, 265 of our clinics were operated by franchisees and 47 clinics were operated as company-owned or managed units. Our future growth strategy will focus on operating clinics owned or managed by us, while continuing to support and strategically grow our franchise base through the sale of additional franchises. We collect a royalty of 7.0% of revenues from directly franchised clinics. We remit a 3.0% royalty to our regional developers on the gross revenues of franchises opened under regional developer licenses. We also collect a national marketing fee of 2.0% of gross revenues of all franchised clinics. We receive a franchise sales fee of $39,900 for franchises we sell directly and a franchise fee ranging from $19,950 to $25,400 for franchises sold through our network of regional developers.

On November 14, 2014, we completed our initial public offering, or the IPO, of 3,000,000 shares of common stock at an initial price to the public of $6.50 per share, and we received net proceeds of approximately $17.1 million. Our underwriters exercised their option to purchase 450,000 additional shares of common stock to cover over-allotments on November 18, 2014, pursuant to which we received net proceeds of approximately $2.7 million. Also, in conjunction with the IPO, we issued warrants to the underwriters for the purchase of 90,000 shares of common stock, which can be exercised between November 10, 2015 and November 10, 2018 at an exercise price of $8.125 per share.

On November 25, 2015 we closed on our follow-on public offering of 2,272,727 shares of our common stock, offered and sold by the Company, at a price to the public of $5.50 per share. We granted the underwriters a 45-day option to purchase up to 340,909 additional shares of common stock to cover over-allotments, if any. On December 30, 2015 the underwriters of our public offering of common stock exercised their over-allotment option to purchase an additional 340,909 shares of common stock at a public offering price of $5.50 per share. After giving effect to the over-allotment exercise, the total number of shares offered and sold in our follow-on public offering increased to 2,613,636 shares. With the over-allotment option exercise, we received aggregate net proceeds of approximately $13.0 million.

For the years ended December 31, 2015 and 2014, we had net loss after taxes of $8,797,321 and $ 3,031,220, respectively.

Over the past three calendar years, our system has achieved sustained increases in average monthly revenues and patient visits per clinic, which we believe demonstrates our ability to continue to increase revenues and to grow our brand equity. For the comparable group of 14 clinics that opened in 2011, we increased sales throughout our system from $650,170 in 2011 to $6,471,450 in 2015. We increased patient visits from 34,056 to 280,674 in 2015.

3

Note: Patient visits include repeat visits and do not indicate total number of patients.

For the comparable group of 53 clinics that opened in 2012, we increased sales throughout our system from $2,140,814 in 2012 to $17,299,882 in 2015. We increased patient visits from 116,752 in 2012 to 749,401 in 2015.

Note: Patient visits include repeat visits and do not indicate total number of patients.

For the comparable group of 96 clinics that opened in 2013 we increased sales throughout our system from $5,033,800 in 2013 to $25,031,951 in 2015. We increased patient visits from 116,752 to 1,138,319 in 2015.

5

Note: Patient visits include repeat visits and do not indicate total number of patients.

For the comparable group of 74 clinics that opened in 2014 we increased sales throughout our system from $4,114,495 in 2014, to $13,956,343 in 2015. We increased patient visits from 214,266 in 2014, to 667,324 in 2015.

Note: Patient visits include repeat visits and do not indicate total number of patients.

As part of our branding strategy, we deliver convenient, appointment-free chiropractic adjustments in an inviting, consumer-oriented environment at prices that are approximately 67% lower than the average industry cost, according to 2014 industry data from Chiropractic Economics, for comparable procedures offered by traditional chiropractors. In support of our mission to offer affordable and convenient care and value for our patients, our clinics offer a variety of customizable membership and wellness treatment plans which offer additional value pricing even as compared with our single-visit pricing schedules. These flexible plans are designed to attract patients and encourage repeat visits and routine usage.

As of December 31, 2015, we had 312 franchised or company-owned or managed clinics in operation in 27 states. The map below shows the states in which we or our franchisees operate clinics and the number of clinics open in each state as of December 31, 2015.

Our locations have been selected to be visible, accessible and convenient. We offer a welcoming, consumer-friendly experience that attempts to redefine the chiropractic doctor/patient relationship. Our clinics are open longer hours than many of our competitors and our patients do not need appointments. We accept cash or major credit cards in return for our services. We do not accept insurance and do not provide Medicare covered services. We believe that our approach, especially our commitment to affordable pricing and our ready service delivery model, will attract existing consumers of chiropractic services and will also appeal to the growing market of consumers who seek alternative or non-invasive wellness care, but have not yet tried chiropractic.

Our patients arrive at our clinics without appointments at times convenient to their schedules. Once a patient has joined our system and is returning for treatment, they simply swipe their membership card at a card reader at the reception desk to announce their arrival. Typically, within three to five minutes (the average throughout our system), the patient is escorted to our open adjustment area, where they are required to remove only their outerwear to receive their adjustment. The adjustment process, administered by a licensed chiropractor, takes approximately 15 –20 minutes on average for a new patient and 5 – 7 minutes on average for a returning patient. Each patient’s records are digitally updated for ready retrieval in our proprietary data storage system by our chiropractors in compliance with all applicable medical records security and privacy regulations.

Our consumer-focused service model targets the non-acute treatment market, which we believe to be the largest segment of the $11 billion chiropractic services market. As our model does not focus on the treatment of severe, acute injury, we do not provide expensive and invasive diagnostic tools such as MRIs and X-rays but instead we refer those with acute symptoms to alternate healthcare providers, including traditional chiropractors.

Our Industry

Chiropractic care is widely accepted among individuals with a variety of medical conditions, particularly back pain. A 2015 Gallup report commissioned by Palmer College of Chiropractic shows that 33.6 million U.S. adults (14% of the total population) now seek chiropractic care each year. This number represents a marked increase over the 2012 National Health Interview Survey that measured chiropractic use at 20.6 million U.S. adults, or 8% of the population. According to the American Chiropractic Association, 80% of Americans experience back pain at least once in their lifetime. According to Global Industry Analysts, chiropractic represents one of the most popular and cost effective alternative treatments for musculoskeletal disorders and is being used by more than 50% of American patients suffering from persistent back pain. The National Center for Complementary & Alternative Medicine of the National Institutes of Health has stated that spinal manipulation appears to benefit some people with low-back pain and also may be helpful for headaches, neck pain, upper- and lower-extremity joint conditions and whiplash-associated disorders. The Mayo Clinic has recognized chiropractic as safe when performed by trained and licensed chiropractors, and the Cleveland Clinic has stated that chiropractors are established members of the mainstream medical team.

The chiropractic industry in the United States is large, growing and highly fragmented. According to a report issued by First Research in August 2015, expenditures for chiropractic services in the U.S. were $11.0 billion in 2014 and are expected to grow at approximately 4% annually between 2015 and 2019. The United States Bureau of Labor Statistics expects employment in chiropractic to grow faster than the average for all occupations. Some of the factors that the Bureau of Labor Statistics identified as driving this growth are healthcare cost pressures, an aging population requiring more health care and technological advances, all of which are expected to increasingly shift services from inpatient facilities and hospitals to outpatient settings. We believe that the demand for our chiropractic services will continue to grow as a result of several additional drivers, such as the increased awareness of the benefits of regular maintenance therapy coupled with an increasing awareness of the availability of our pricing at significant discount relative to the cost of traditional chiropractic adjustments and, in most cases, at or below the level of insurance co-payment amounts.

Today, most chiropractic services are provided by sole practitioners, generally in medical office settings. The chiropractic industry differs from the broader healthcare services industry in that it is more heavily consumer-driven, market-responsive and price sensitive, in large measure a result of many treatment options falling outside the bounds of traditional insurance reimbursable services and fee schedules. According to First Research, the top 50 companies delivering chiropractic services in the United States generated less than 10% of all industry revenue. We believe these characteristics are evidence of an underserved market with potential consumer demand that is favorable for an efficient, low-cost, consumer-oriented provider.

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

Accordingly, we believe these and certain other trends favor our business model. Among these are:

•	individuals are increasingly practicing active lifestyles and people are living longer, requiring more medical, maintenance and preventative support;

•	individuals are displaying an increasing openness to alternative, non-pharmacological types of care;

•	utilization of more conveniently situated, local-sited urgent-care or “mini-care” alternatives to primary care is increasing; and

•	popularity of health clubs, massage and other non-drug, non-invasive wellness maintenance providers is growing.

Our Competitive Strengths

We believe the following competitive strengths have contributed to our initial success and will position us for future growth:

Price and convenience.  We believe that our strongest competitive advantages are our price and convenience. We offer a much less expensive alternative to traditional providers of chiropractic services by focusing on non-acute care and by not participating in insurance or Medicare reimbursement. We can do this because our clinics are not burdened with the operating expenses required to perform certain diagnostic procedures and the administrative requirements and expense to process reimbursement claims. Our model allows us to pass these savings on to our patients. According to Chiropractic Economics in 2015, the average price for a chiropractic adjustment involving spinal manipulation in the United States is approximately $66. By comparison, our average price as of December 31, 2015, was approximately $22 or approximately 67% lower than the industry average price.

Our service offerings, pricing and growing number of conveniently sited locations encourage consumer trial, repeat visits and sustainable patient relationships. According to a 2013 survey conducted by Chiropractic Economics, the average for repeat patient visits generally in the chiropractic industry is two times per month. We believe our pricing and service offering structure helps us to generate a higher usage. The following table sets forth our average price per adjustment as of December 31, 2015, for patients who pay by single adjustment plans, multiple adjustment packages, and multiple adjustment membership plans. Our price per adjustment as of December 31, 2015 averaged approximately $22 across all three groups.

	The Joint Service Offering
	Single Visit	Package(s)	Membership(s)
Price per adjustment	$29	$17 – $23	$12 – $15

We began a price increase test in select markets during November of 2015 which increased sales in the month prior to implementation. We plan to implement price increases in 2016 which reflect the higher cost of operations we incur in certain markets. However, we believe that our prices will remain significantly lower than our competitors’ prices.

We have attracted between 540 and 1,003 new patients per year to each of our clinics between 2010 and 2015, as compared to the 2015 chiropractic industry average of 322 new patients per year for non-multidisciplinary or integrated practices, according to a 2015 Chiropractic Economics survey.

We offer our patients the opportunity to visit our clinics without an appointment and receive prompt attention. Additionally, we offer extended hours of operation, including weekends, which is not typical among our competitors.

Retail, consumer-driven approach.  To support our consumer focused model, we utilize strong, recognizable brand and retail approaches to stimulate awareness and attract patients to our clinics. We intend to continue to drive awareness of our brand by locating clinics principally at retail centers and convenience points, utilizing prominent signage and deploying consistent, proven and targeted marketing initiatives. We provide our patients with the flexibility to see a chiropractor when they want because we do not schedule appointments. Most of our clinics offer patient care six or seven days per week at locations people can get to easily and regularly.

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

Our approach has made us an attractive alternative for chiropractic doctors who desire to spend more time treating patients than they typically do in traditional practices, which are burdened with greater overhead, personnel and administrative expense. We believe that our model will aid us in recruiting chiropractors who desire to focus their practice principally on patient care.

Proven track record of opening clinics and growing revenue at the clinic level.  We have grown our clinic revenue base every month since we acquired our predecessor in March 2010. From January 2012 through December 31, 2015, we have increased monthly sales from $369,296 to $6,609,926. During this period we increased the number of clinics in operation from 33 to 312.

Strong and proven management team.  Our strategic vision and results-oriented culture are directed by our senior management team led by Chief Executive Officer John B. Richards, who previously served as president of Starbucks North America when it expanded from 500 to 3,000 units. Mr. Richards was also Chief Executive Officer of Elizabeth Arden Red Door Salons. Our senior management team also includes David Orwasher, who is our Chief Development and Strategy Officer and who previously served as a vice president of Starbucks, working directly with Mr. Richards during the same significant growth period. Our senior management directs an additional team of dedicated leaders who are focused on executing our business plan and implementing our growth strategy. Messrs. Richards and Orwasher have had collective responsibility for building, opening or franchising a total of over 7,000 retail units. We believe that our management team’s experience and demonstrated success in building, developing and rapidly scaling operating systems, both company and franchised, will be a key driver of our growth and will position us well for achieving our long-term strategy.

Our Growth Strategy

Our goal is not only to capture a significant share of the existing market but also to expand the market for chiropractic care. We intend to accomplish this through the rapid and focused geographic expansion of our affordable service offering by the introduction of company-owned or managed clinics and the continued support and growth of our franchising program. We propose to employ a variety of growth tactics including:

•	the continued growth of corporate-owned or managed, and franchise clinic revenue and royalty income;

•	the development of company-owned clinics in clustered geographies;

•	the opportunistic acquisition of existing franchises;

•	the sale of additional franchises;

•	acquiring regional developer licenses; and

•	improving operational margins and leveraging infrastructure.

Our analysis of data from over 300,000 patients from 262 clinics across 27 states suggests that the United States market alone can support at least 1,650 of our clinics.

Continued growth of system revenue.

System wide comparable same-store sales growth, or “Comp Sales,” for 2015 was 34.1% for the full year of 2015. Comp Sales refers to the amount of sales a clinic generates in the most recent accounting period, relative to the amount of sales it generated in a similar period in the past. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that have been open at least 13 full months and exclude any clinics that have closed. We believe that the experience we have gained in developing and refining management systems, operating standards, training materials and marketing and customer acquisition activities has contributed to our system’s revenue growth. We believe that increasing awareness of our brand has contributed to revenue growth, particularly in markets where the number and density of our clinics has made cooperative and mass media advertising attractive. We believe that our ability to leverage aggregated and general media digital advertising and search tools will continue to grow as the number and density of our clinics increases.

Acquiring existing franchises.

We believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics. Our management has developed a template for the acquisition of existing franchised clinics, their conversion to company-owned or managed clinics and their integration into a company-owned or managed clinic system. Before completing our initial public offering, we began to develop a pipeline of franchisees whose franchises may be available for purchase. Following the completion of the IPO through December 31, 2015, we acquired a net of 26 existing franchises and now operate them as company-owned or managed clinics.

Revenue growth of company-owned or managed clinics

Revenue from company-owned or managed clinics increased from $387,453 in the quarter ended March 31, 2015, the first quarter since acquisitions began, to approximately $1.3 million in the quarter ended December 31, 2015. Total revenue from the 47 company-owned or managed clinics was approximately $3.7 million for the year ended December 31, 2015. Through December 31, 2015, revenue from company-owned or managed clinics consisted of revenue earned from the 26 franchised clinic acquisitions we have completed as well as the opening of 21 units developed by the Company during the second half of 2015.

Note: Amounts in table above are presented as cumulative totals

During the fourth quarter, we opened 17 Greenfield units, eight in the month of December alone.  Greenfield units are new units, often in new markets and take several months to develop a revenue base.  The revenues presented above represent GAAP revenues from company operated clinics and management fees from company managed clinics.

Development of company-owned or managed clinics.

We will continue to focus on the development of company-owned or managed clinics in our growth plan, and we intend to use a significant portion of the proceeds from our securities offerings to pursue this strategy. We plan to open or purchase company-owned or managed clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors.

We believe we can leverage the experience we have gained in supporting our clinic growth and our senior management’s experience in rapidly and effectively growing other well-known high velocity specialty retail concepts to successfully develop and profitably operate company-owned or managed clinics. Since commencing operations as a franchisor of chiropractic clinics, we have gained significant experience in identifying and implementing the business systems and practices that are required to profitably operate our clinics, validate our model and demonstrate proof of concept. We have developed simple, repeatable operating standards which, when applied in a disciplined approach, result in an attractive opportunity for success at the clinic level.

We believe that the direct control over company-owned or managed clinics will enable us to apply these operating standards even more effectively than in our franchised clinics. We intend to develop company-owned or managed clinics in geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertisement and marketing and attain general corporate and administrative operating efficiencies. Our senior management has done this before, and we believe that their experience in this area readily translates to our business model.

We also believe that the development timeline for company-owned or managed clinics can be shorter than the timeline for franchised clinics, which is generally between nine and 14 months. Our estimated development timelines for company-owned or managed clinics is approximately five months. While there may be material variances among franchisees in customer acquisition and compliance with operating standards, these variances can be reduced at company-owned or managed clinics. In addition, we believe that our revenue from company-owned or managed clinics will exceed revenue that would be generated through royalty income from a franchise-only system.

The more effective application of our operating standards that we believe will come from direct control over company-owned or managed clinics will enable us to collect more revenue per clinic than would otherwise be available to us solely through the collection of royalty fees, franchise sales fees, and regional developer fees. We intend to develop company-owned or managed clinics in geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage aggregated advertisement and marketing, and attain general corporate and administrative operating efficiencies. We believe that our management’s experience in this area readily translates to our business model.

We believe that the application of a centralized process, driven by development, management, human resources and recruiting professionals, will enable us to develop and operate company-owned or managed clinics with greater consistency than if we relied solely on growth through franchising.

Opening clinics in development.

In addition to our 312 operating clinics, we have granted franchises either directly or through our regional developers for an additional 168 clinics as of December 31, 2015 that we believe will be developed in the future. We will continue to support our franchisees and regional developers to open these clinics and to achieve sustainable performance as soon as possible.

During the year ended December 31, 2015, we terminated 33 franchise licenses that were in default of various obligations under their respective franchise agreements. In conjunction with these terminations, during the year ended December 31, 2015, we recognized $957,000 of revenue and $435,650 of costs, which were previously deferred.

Selling additional franchises.

We intend to continue to sell franchises. We believe that, to secure leadership in our industry and to maximize our opportunities and presence in identified markets, it is important to gain brand equity and consumer awareness as rapidly as possible, consistent with a disciplined approach to opening clinics. We believe that continued sales of franchises in selected markets complements our plan to open company-owned or managed clinics, particularly in specialized or unique operating environments, and that a growth strategy that includes both franchised and company-owned or managed clinics has advantages over either approach by itself.

Reacquiring regional developer licenses.

We intend to selectively pursue the reacquisition of regional developer licenses. Following the completion of our IPO, we entered into several agreements to repurchase regional developer licenses, reacquiring rights in Los Angeles County, San Diego, and Orange County, all located in the state of California, Erie County, Monroe County, Nassau County, Suffolk County, and Albany County, all located in the state of New York, and the developer license in New Jersey. We believe that by repurchasing regional developer licenses, we can increase our profitability through capturing the regional developers’ royalty streams from franchises within their regions. In addition, to the extent that we acquire a given regional developer license, we will have fewer limitations on, and less cost associated with, opening or acquiring clinics within that region.

Continue to improve margins and leverage infrastructure.

We believe our corporate infrastructure is positioned to support a clinic base greater than our existing footprint. As we continue to grow, we expect to drive greater efficiencies across our operations and development and marketing organizations and further leverage our technology and existing support infrastructure. We believe we will be able to control corporate costs over time to enhance margins as general and administrative expenses grow at a slower rate than our clinic base and revenues. We believe we can eventually introduce better and more visible professional marketing and patient acquisition practices that will promote brand recognition and drive revenue increases at a faster pace than marketing costs will increase. At the clinic level, we expect to drive margins and labor efficiencies through continued revenue growth and consistently applied operating standards as our clinic base matures and the average number of patient visits increases. In addition, we will consider introducing selected and complementary branded products such as nutraceuticals or dietary supplements and related additional services.

Regulatory Environment

HIPAA

In an effort to further combat healthcare fraud and protect patient confidentiality, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. HIPAA also criminalized certain forms of healthcare fraud against all public and private payors. Additionally, HIPAA mandates the adoption of standards regarding the exchange of healthcare information in an effort to ensure the privacy and security of electronic patient information. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted. Title XIII of ARRA, the Health Information Technology for Economic and Clinical Health Act (HITECH), includes substantial Medicare and Medicaid incentives for providers to adopt electronic health records (“EHR”) and grants for the development of health information exchange (“HIE”) systems. Recognizing that HIE and EHR systems will not be implemented unless the public can be assured that the privacy and security of patient information in such systems is protected, HITECH also significantly expands the scope of the privacy and security requirements under HIPAA. Most notable are the new mandatory breach notification requirements and a heightened enforcement scheme that includes increased penalties, and which now apply to business associates as well as to covered entities. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable in the use and disclosure of individually identifiable health information that can be more stringent than comparable provisions under HIPAA and HITECH.

We believe that our operations substantially comply with applicable standards for privacy and security of protected healthcare information. We cannot predict what negative effect, if any, HIPAA/HITECH or any applicable state law or regulation will have on our business.

State regulations on corporate practice of chiropractic.

In states that regulate the “corporate practice of chiropractic,” our chiropractic services are provided by legal entities organized under state laws as professional corporations, or PCs. Each of the PCs is wholly owned by one or more licensed chiropractors, and employs or contracts with chiropractors in one or more offices. We do not own any capital stock of (or have any other ownership interest in) any such PC. We and our franchisees that are not owned by chiropractors enter into management services agreements with PCs to provide the PCs on an exclusive basis with all non-clinical administrative services of the chiropractic practice. In November, 2015, the California Board of Chiropractic Examiners commenced an administrative proceeding to which we are not a party, in which it claimed that the doctor who owns the PC that we manage in southern California violated California’s prohibition on the corporate practice of chiropractic, among other claims, because our management of the clinics operated by his PC involved the exercise of control over certain clinical aspects of his practice. In June 2015, the New York Attorney General announced that it had entered into an Assurance of Discontinuance with a provider of business services to independently owned dental practices in New York, pursuant to which the provider paid a substantial fine and agreed to change its business and branding practices. While the effect of the proceeding before the California Board of Chiropractic Examiners and the New York Assurance of Discontinuance is that our business practices in California and New York may be under stricter scrutiny than elsewhere, we believe we are in substantial compliance with all applicable laws relating to the corporate practice of chiropractic.

Regulation relating to franchising

We are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a Franchise Disclosure Document or FDD containing certain information to prospective franchisees, and a number of states require registration of the FDD at least annually with state authorities. Included in the information required to be disclosed in our FDD is our business experience, material litigation, all fees due to us from franchisees, a franchisee’s estimated initial investment, restrictions on sources of products and services we impose on franchisees, development and operating obligations of franchisees, whether we provide financing to franchisees, our training and support obligations and other terms and conditions of our franchise agreement. We are operating under exemptions from registration in several states based on our qualifications for exemption as set forth in those states’ laws. Substantive state laws regulating the franchisor-franchisee relationship presently exist in many states. We believe that our FDD and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises. We have not elected to sell franchises in certain states where the time and cost associated with registering our FDD in that state is not, in our judgment, justified by current demand for franchises in that state. As of December 31, 2015, we were registered to sell franchises in 27 states.

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

In August 2015, the National Labor Relations Board (or “NLRB”) adopted a more expansive definition of what it means to be a “joint employer,” making it easier for employees of franchisees to organize and bargain collectively. This NLRB action, as well as a July 2014 NLRB action holding that McDonald’s Corporation could be held jointly liable for labor and wage violations by its franchisees, may also make it easier for a franchisor to be held responsible as employer for a franchisee’s misconduct.

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

We are subject to extensive and varied state and local government regulation affecting the operation of our business, as are our franchisees, including regulations relating to public and occupational health and safety, sanitation, fire prevention and franchise operation. Each franchised clinic is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, environmental, building and fire agencies in the jurisdiction in which the clinic is located. We require our franchisees to operate in accordance with standards and procedures designed to comply with applicable codes and regulations. However, our or our franchisees’ inability to obtain or retain health or other licenses would adversely affect operations at the impacted clinic or clinics. Although we have not experienced and do not anticipate any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular clinic. In addition, in order to develop and construct our clinics, we need to comply with applicable zoning and land use regulations. Federal and state regulations have not had a material effect on our operations to date, but more stringent and varied requirements of local governmental bodies with respect to zoning and land use could delay or even prevent construction and increase development costs of new clinics.

Competition

The chiropractic industry is highly fragmented. According to First Research’s August 2015 report, the top 50 providers of chiropractic services in the United States generate less than 10% of industry revenue. Our competitors include approximately 39,000 independent chiropractic offices currently open throughout the United States as well as certain multi-unit operators. We may also face competition from traditional medical practices, outpatient clinics, physical therapists, massage therapists and sellers of devices intended for home use to address back and joint discomfort. Our two largest multi-unit competitors are HealthSource Chiropractic and ChiroOne, both insurance-based franchised models.

We have identified two competitors who are attempting to duplicate our cash-only, low cost, appointment-free model. Based on publicly available information, these competitors operate ten clinics and two clinics, respectively, as franchises. We anticipate that other direct competitors will join our industry as our visibility, reputation and perceived advantages become more widely known.

Employees

As of March 11, 2016, we had 104 employees on a full-time basis. None of our employees are members of unions or participate in other collective bargaining arrangements.

Facilities

We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of March 11, 2016, we leased 56 facilities in which we operate or intend to operate clinics.

Our corporate headquarters are located at 16767 North Perimeter Drive, Suite 240, Scottsdale, Arizona 85260. The term of our lease for this location expires on July 31, 2019. The primary functions performed at our corporate headquarters are financial, accounting, treasury, marketing, operations, human resources, information systems support and legal.

We are also obligated under non-cancellable leases for the clinics which we own or manage. Our clinics are on average 1,200 square feet. Our clinic leases generally have an initial term of five years, include one to two options to renew for terms of five years, and require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs.

As of March 11, 2016, our franchisees operated 276 clinics in 28 states. All of our franchise locations are leased.

Intellectual Property

Trademarks, trade names and service marks

“The Joint… the Chiropractic Place” is our trademark, registered in February 2011, under registration number 3922558. We also registered the words, letters, and stylized form of service mark, “The Joint… the Chiropractic Place” in April 2013 under registration number 4323810.

ITEM 1A.              RISK FACTORS

Risks Related to Our Business

Our long-term success is highly dependent on our ability to open new, primarily company-owned or managed clinics, and is subject to many unpredictable factors.

One of the key means of achieving our growth strategy will be through opening new, primarily company-owned or managed clinics and operating those clinics on a profitable basis. We expect this to be the case for the foreseeable future. We currently own or manage 47 company-owned or managed clinics. We may not be able to open new company-owned or managed clinics as quickly as planned. In the past, we have experienced delays in opening some franchised clinics, for various reasons, including the landlord’s failure to turn over the premises to our franchisee on a timely basis. Such delays could happen again in future clinic openings. Delays or failures in opening new, primarily company-owned or managed clinics could materially and adversely affect our growth strategy and our business, financial condition and results of operations. As we operate more clinics, our rate of expansion relative to the size of our clinic base will eventually decline.

In addition, one of our biggest challenges is locating and securing an adequate supply of suitable new clinic sites in our target markets. Competition for those sites is intense, and other medical and retail concepts that compete for those sites may have unit economic models that permit them to bid more aggressively for those sites than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Our ability to open new clinics also depends on other factors, including:

•	negotiating leases with acceptable terms;

•	identifying, hiring and training qualified employees in each local market;

•	timely delivery of leased premises to us from our landlords and punctual commencement and completion of our build-out construction activities;

•	managing construction and development costs of new clinics, particularly in competitive markets;

•	obtaining construction materials and labor at acceptable costs, particularly in urban markets;

•	unforeseen engineering or environmental problems with leased premises;

•	generating sufficient funds from operations or obtaining acceptable financing to support our future development;

•	securing required governmental approvals, permits and licenses (including construction permits and operating licenses) in a timely manner and responding effectively to any changes in local, state or federal laws and regulations that adversely affect our costs or ability to open new clinics; and

•	avoiding the impact of inclement weather, natural disasters and other calamities.

Our progress in opening new, primarily company-owned or managed clinics from quarter to quarter may occur at an uneven rate. If we do not open new clinics in the future according to our current plans, the delay could materially adversely affect our business, financial condition and results of operations.

We have begun and intend to continue to develop new, primarily company-owned or managed clinics in our existing markets, expand our footprint into adjacent markets and selectively enter into new markets. However, there are numerous factors involved in identifying and securing an appropriate site, including, but not limited to: identification and availability of suitable locations with the appropriate population demographics, psychographics, traffic patterns, local retail and business attractions and infrastructure that will drive high levels of customer traffic and sales per clinic; consumer acceptance of our chiropractic practice concept; financial conditions affecting developers and potential landlords, such as the effects of macro-economic conditions and the credit market, which could lead to these parties delaying or canceling development projects (or renovations of existing projects), in turn reducing the number of appropriate locations available; developers and potential landlords obtaining licenses or permits for development projects on a timely basis; anticipated commercial, residential and infrastructure development near our new clinics; and availability of acceptable lease arrangements.

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

Typically, our new clinics continue to increase sales for their first 36 months of operation. Our analysis of clinic growth leads us to believe that revenue growth will continue past 36 months. However, we cannot assure you that this will occur for future clinic openings. In new markets, the length of time before average sales for new clinics stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New clinics may not be profitable and their sales performance may not follow historical patterns. In addition, our average clinic sales and comparable clinic sales may not increase at the rates achieved over the past several years. Our ability to operate new clinics, especially company-owned or managed clinics, profitably and increase average clinic sales and comparable clinic sales will depend on many factors, some of which are beyond our control, including:

•	consumer awareness and understanding of our brand;

•	general economic conditions, which can affect clinic traffic, local rent and labor costs and prices we pay for the supplies we use;

•	changes in consumer preferences and discretionary spending;

•	competition, either from our competitors in the chiropractic industry or our own clinics;

•	the identification and availability of attractive sites for new facilities and the anticipated commercial, residential and infrastructure development near our new facilities;

•	changes in government regulation; and

•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

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

Opening new clinics in existing markets may negatively affect revenue at our existing clinics.

The target area of our clinics varies by location and depends on a number of factors, including population density, other available retail services, area demographics and geography. As a result, the opening of a new clinic in or near markets in which we already have clinics could adversely affect the revenues of those existing clinics. Existing clinics could also make it more difficult to build our patient base for a new clinic in the same market. Our business strategy does not entail opening new clinics that we believe will materially affect revenue at our existing clinics, but we may selectively open new clinics in and around areas of existing clinics that are operating at or near capacity to effectively serve our patients. Revenue cannibalization between our clinics may become significant in the future as we continue to expand our operations and could affect our revenue growth, which could, in turn, adversely affect our business, financial condition and results of operations.

Any acquisitions that we make could disrupt our business and harm our financial condition.

From time to time, we may evaluate potential strategic acquisitions of existing franchised clinics to facilitate our growth. We may not be successful in identifying acquisition candidates. In addition, we may not be able to continue the operational success of any franchised clinics we acquire or successfully integrate any businesses that we acquire. We may have potential write-offs of acquired assets and an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition may not be successful, may reduce our cash reserves and may negatively affect our earnings and financial performance. We cannot ensure that any acquisitions we make will not have a material adverse effect on our business, financial condition and results of operations.

Damage to our reputation or our brand in existing or new markets could negatively impact our business, financial condition and results of operations.

We believe we have built our reputation on high quality patient care, and we must protect and grow the value of our brand to continue to be successful in the future. Our brand may be diminished if we do not continue to make investments in areas such as marketing and advertising, as well as the day-to-day investments required for facility operations, equipment upgrades and staff training. Any incident, real or perceived, regardless of merit or outcome, that erodes our brand, such as, failure to comply with federal, state or local regulations including allegations or perceptions of non-compliance or failure to comply with ethical and operating standards, could significantly reduce the value of our brand, expose us to adverse publicity and damage our overall business and reputation. Further, our brand value could suffer and our business could be adversely affected if patients perceive a reduction in the quality of service or staff.

We may be unable to maintain or improve our operating margins, which could adversely affect our financial condition and ability to grow.

If we are unable to successfully manage our growth, we may not be able to capture the efficiencies and opportunities that we expect from our expansion strategy. If we are not able to capture expected efficiencies of scale, maintain patient volumes, improve our systems and equipment, continue our cost discipline and retain appropriate chiropractors and overall labor levels, our operating margins may stagnate or decline, which could have a material adverse effect on our business, financial condition and results of operations and adversely affect the price of our common stock.

We have experienced net losses and may not achieve or sustain profitability in the future.

We have experienced periods of net losses, including consolidated net losses of approximately $8.8 and $3.0 million for the years ended December 31, 2015 and 2014, respectively. Our revenue may not grow and we may not achieve or maintain profitability in the future. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in Management’s Discussion and Analysis. If we are not able to achieve, sustain or increase profitability, our business will be materially adversely affected and the price of our common stock may decline.

Our marketing programs may not be successful.

We incur costs and expend other resources in our marketing efforts to attract and retain patients. Our marketing activities are principally focused on increasing brand awareness and driving patient volumes. As we open new facilities, we undertake aggressive marketing campaigns to increase community awareness about our growing presence. We plan to utilize targeted marketing efforts within local neighborhoods through channels such as radio, digital media, community sponsorships and events, and a robust online/social media presence. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenue. Our ability to market our services may be restricted or limited by federal or state law.

We will be subject to all of the risks associated with leasing space subject to long-term non-cancelable leases for clinics that we intend to operate.

We do not own and we do not intend to own any of the real property where our company-owned or managed clinics will operate. We expect the spaces for the company-owned or managed clinics we intend to open in the future will be leased. We anticipate that our leases generally will have an initial term of five or ten years and generally can be extended only in five-year increments (at increased rates). We expect that all of our leases will require a fixed annual rent, although some may require the payment of additional rent if clinic sales exceed a negotiated amount. We expect that our leases will typically be net leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities, and that these leases will not be cancellable by us. If a future company-owned clinic is not profitable, resulting in its closure, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, we may fail to negotiate renewals as each of our leases expires, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close stores in desirable locations. These potential increases in occupancy costs and the cost of closing company-owned or managed clinics could materially adversely affect our business, financial condition or results of operations.

We may not succeed in our plans to reacquire regional developer licenses or to purchase existing franchises, which could delay or prevent revenue increases we require to obtain profitability.

Our growth strategies include the selected reacquisition of regional developer licenses and the purchase of existing franchised clinics. While we have the right to repurchase the regional developer license in several of our regional developer agreements, we cannot assure you that regional developers will cooperate with us should we choose to exercise such options. Similarly, we cannot assure you that regional developers whose licenses do not include repurchase options, or franchisees, none of whose franchise agreements contain repurchase options, will agree to sell their licenses or franchised clinics to us on terms we consider acceptable, or at all. Our failure to repurchase selected regional developer licenses or to purchase selected existing franchises on attractive terms could materially delay our growth plans, which could have the effect of delaying or preventing the increases in revenues we require to obtain profitability.

Our intended reliance on sources of revenue other than from franchise and regional developer licenses exposes us to risks including the loss of revenue and reduction of working capital.

From the commencement of our operations until we began, in December 2014, to acquire or open company-owned or managed clinics, we have relied exclusively on the sale of franchises and regional developer licenses as sources of revenue until the franchises we have sold begin to generate royalty revenues. We intend to place less reliance in the future on these sources of revenue as we implement our strategy of developing and operating company-owned or managed clinics. We did not begin to and will not realize revenues from company-owned or managed clinics until the opening of those clinics, and we will be required to use our working capital to operate our business and to develop company-owned or managed clinics. If the opening of our company-owned or managed clinics is delayed or if the cost of developing company-owned or managed clinics exceeds our expectations, we may experience insufficient working capital to fully implement our development plans, and our business, financial condition and results of operations could be adversely affected.

Our potential need to raise additional capital to accomplish our objectives of expanding into new markets and opening company-owned or managed clinics exposes us to risks including limiting our ability to develop or acquire clinics and limiting our financial flexibility.

We intend to continue the development and acquisition of company-owned or managed clinics and related businesses. If we do not have sufficient cash resources, our ability to develop and acquire clinics and related businesses could be limited unless we are able to obtain additional capital through future debt or equity financings. Using cash to finance development and acquisition of clinics and related businesses could limit our financial flexibility by reducing cash available for operating purposes. Using debt financing could result in lenders imposing financial covenants that limit our operations and financial flexibility. Using equity financing may result in dilution of ownership interests of our existing stockholders. We may also use common stock as consideration for the future acquisition of clinics and related businesses. If our common stock does not maintain a sufficient market value or if prospective acquisition candidates are unwilling to accept our common stock as part of the consideration for the sale of their clinics or businesses, we may be required to use more of our cash resources or greater debt financing to complete these acquisitions.

Changes in economic conditions and adverse weather and other unforeseen conditions could materially affect our ability to maintain or increase sales at our clinics or open new clinics.

Our services emphasize maintenance therapy, which is generally not a medical necessity, and should be viewed as a discretionary medical expenditure. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. Traffic in our clinics could decline if consumers choose to reduce the amount they spend on non-critical medical procedures. Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including reducing medical discretionary spending on a permanent basis. In addition, given our geographic concentrations in the West, Southwest and mid-Atlantic regions of the United States, economic conditions in those particular areas of the country could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters could materially adversely affect our business, financial condition and results of operations. Adverse weather conditions may also impact customer traffic at our clinics. All of our clinics depend on visibility and walk-in traffic, and the effects of adverse weather may decrease visits to malls in which our clinics are located and negatively impact our revenues. If clinic sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential clinic closures could result from prolonged negative clinic sales, which could materially adversely affect our business, financial condition and results of operations.

Our dependence on the success of our franchisees exposes us to risks including the loss of royalty revenue and harm to our brand.

A substantial portion of our revenues comes from royalties generated by our franchised clinics. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of December 31, 2015, we had 113 franchisees operating 265 clinics. Accordingly, we are reliant on the performance of our franchisees in successfully opening and operating their clinics and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks as described in the next four risk factors, any one of which could impact our ability to collect royalty payments from our franchisees, may harm the goodwill associated with our brand and may materially adversely affect our business and results of operations.

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

A July 2014 decision by the United States National Labor Relations Board held that McDonald’s Corporation could be held jointly liable for labor and wage violations by its franchisees. If this decision is upheld, it could result in us having responsibility for damages, reinstatement, back pay and penalties in connection with labor law violations by our franchisees over whom we have no control, and could have a material and adverse effect on our financial condition and results of operations.

We are subject to the risk that our franchise agreements may be terminated or not renewed.

Each franchise agreement is subject to termination by us as the franchisor in the event of a default, generally after expiration of applicable cure periods, although under certain circumstances a franchise agreement may be terminated by us upon notice without an opportunity to cure. The default provisions under the franchise agreements are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten our intellectual property. In addition, each franchise agreement has an expiration date. Upon the expiration of the franchise agreement, we or the franchisee may, or may not, elect to renew the franchise agreement. If the franchise agreement is renewed, the franchisee will receive a new franchise agreement for an additional term. Such option, however, is contingent on the franchisee’s execution of the then-current form of franchise agreement (which may include increased royalty payments, advertising fees and other costs) and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, we may elect not to renew the expiring franchise agreement, in which event the franchise agreement will terminate upon expiration of its term. The termination or non-renewal of a franchise agreement could result in the reduction of royalty payments we receive.

Our franchisees may not meet timetables for opening their clinics, which could reduce the royalties we receive.

Our franchise agreements specify a timetable for opening the clinic. Failure by our franchisees to open their clinics within the specified time limit would result in the reduction of royalty payments we receive and could result in the termination of the franchise agreement. As of December 31, 2015, we have 168 active licenses which we believe to be developable.

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

Our regional developers are independent operators. Accordingly, their actions are outside of our control. We depend upon our regional developers to sell a minimum number of franchises within their territory and to assist the purchasers of those franchises to develop and operate their clinics. The failure by regional developers to sell the specified minimum number of franchises within the time limits set forth in their regional developer license agreements would reduce the franchise fees we receive, delay the payment of royalties to us and result in a potential event of default under the regional developer license agreement. Of our total of 18 regional developer trade areas (covered by 15 regional developer licenses) as of December 31, 2015, regional developers under six regional developer trade areas (covered by 5 regional developer licenses) have not met their minimum franchise sales and/or opening requirements within the time periods specified in their regional developer license agreements.

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

We may not be able to successfully recruit and retain qualified chiropractors.

Our success depends upon our continuing ability to recruit and retain qualified chiropractors. In the event we are unable to attract a sufficient number of qualified chiropractors, our growth rate may suffer.

Our clinics and chiropractors compete for patients in a highly competitive environment that may make it more difficult to increase patient volumes and revenues.

The business of providing chiropractic services is highly competitive in each of the markets in which our clinics operate. The primary bases of such competition are quality of care and reputation, price of services, marketing and advertising strategy and implementation, convenience, traffic flow and visibility of office locations and hours of operation. Our clinics compete with all other chiropractors in their local market. Many of those chiropractors have established practices and reputations in their markets. Some of these competitors and potential competitors may have financial resources, affiliation models, reputations or management expertise that provide them with competitive advantages over us, which may make it difficult to compete against them. Our two largest multi-unit competitors are HealthSource Chiropractic, which currently operates 360 units, and ChiroOne, which operates 41 units. In addition, a number of other chiropractic franchises and chiropractic practices that are attempting to duplicate or follow our business model are currently operating in our markets and in other parts of the country and may enter our existing markets in the future.

Our success is dependent on the chiropractors who control the professional corporations, or PC owners, with whom we enter into management services agreements, and we may have difficulty locating qualified chiropractors to replace PC owners.

In states that regulate the corporate practice of chiropractic, our chiropractic services are provided by legal entities organized under state laws as professional corporations, or PCs. Each PC employs or contracts with chiropractors in one or more offices. Each of the PCs is wholly owned by one or more licensed chiropractors, or medical professionals as state law may require, and we do not own any capital stock of any PC. We and our franchisees that are not owned by chiropractors enter into management services agreements with PCs to provide on an exclusive basis all non-clinical services of the chiropractic practice. The PC owner is critical to the success of a clinic because he or she has control of all clinical aspects of the practice of chiropractic and the provision of chiropractic services. Upon the departure of a PC owner, we may not be able to locate one or more suitably qualified licensed chiropractors to hold the ownership interest in the PC and maintain the success of the departing PC owner. Also, a court may decide not to enforce these transfer restrictions in a given situation.

Our management services agreements with our affiliated PCs could be challenged by a state or chiropractor under laws regulating the practice of chiropractic, and some state chiropractic boards have made inquiries concerning our business model.

The laws of every state in which we operate contain restrictions on the practice of chiropractic and control over the provision of chiropractic services. The laws of many states where we operate permit a chiropractor to conduct a chiropractic practice only as an individual, a member of a partnership or an employee of a PC, limited liability company or limited liability partnership. These laws typically prohibit chiropractors from splitting fees with non-chiropractors and prohibit non-chiropractic entities, such as chiropractic management services organizations, from engaging in the practice of chiropractic and from employing chiropractors. The specific restrictions against the corporate practice of chiropractic, as well as the interpretation of those restrictions by state regulatory authorities, vary from state to state. However, the restrictions are generally designed to prohibit a non-chiropractic entity from controlling or directing clinical care decision-making, engaging chiropractors to practice chiropractic or sharing professional fees. The form of management agreement that we utilize, and that we recommend to our franchisees that are management service organizations, explicitly prohibits the management service organization from controlling or directing clinical care decisions. However, there can be no assurance that all of our franchisees that are management service organizations will strictly follow the provisions in our recommended form of management agreement. The laws of many states also prohibit chiropractic practitioners from paying any portion of fees received for chiropractic services in consideration for the referral of a patient. Any challenge to our contractual relationships with our affiliated PCs by chiropractors or regulatory authorities could result in a finding that could have a material adverse effect on our operations, such as voiding one or more management services agreements. Moreover, the laws and regulatory environment may change to restrict or limit the enforceability of our management services agreements. We could be prevented from affiliating with chiropractor-owned PCs or providing comprehensive business services to them in one or more states.

In February 2015, the Arkansas Board of Chiropractic Examiners questioned whether our business model might violate Arkansas law in its response to an inquiry we made on behalf of one of our franchisees. While the Arkansas Board did not thereafter pursue the matter of a possible violation, it might choose to do so at any time in the future. The Kansas Healing Arts Board, in response to a third party complaint about one of our franchisees, sent a letter to the franchisee in February 2015 questioning whether the franchise business model might violate Kansas law regarding the unauthorized practice of chiropractic care. We and the franchisee have had several communications with the Kansas Board with respect to modifying the management agreement to address its concerns, but we have no assurance that changes to the agreement will satisfy these concerns. The Oregon Chiropractic Board of Examiners has made several inquiries since our franchisees began operating in Oregon. While we have satisfied these past inquiries by providing a brief response or documentation, recently the Oregon Board has asked to meet with the franchisee’s PC chiropractor owner to address questions which may relate to our business model.

In November, 2015, the California Board of Chiropractic Examiners commenced an administrative proceeding to which we are not a party, in which it claimed that the doctor who owns the PC that we manage in southern California violated California’s prohibition on the corporate practice of chiropractic, among other claims, because our management of the clinics operated by his PC involved the exercise of control over certain clinical aspects of his practice. The outcome of this proceeding may cause us to make changes to our business model in California.

The New York Attorney General’s recent investigation into the practices of a provider of business support services to independently owned dental practices may mean that our business model will be subject to greater scrutiny in New York. The New York Attorney General concluded that the provider, Aspen Dental Management, improperly made business decisions impacting clinical matters, illegally engaged in fee-splitting with dental practices and required the dental practices to use the “Aspen Dental” trade name in a manner that had the potential to mislead consumers into believing that the “Aspen Dental” —- branded offices were under common ownership with the provider. In June 2015, the New York Attorney General agreed to an Assurance of Discontinuance, pursuant to which Aspen Dental paid a substantial fine and agreed to change its business and branding practices, including changes to its website and marketing materials in order to make clear that the Aspen-branded dental offices were independently owned and operated. The New York Attorney General could similarly choose to challenge our contractual relationships with our affiliated PCs in New York and, in particular, might question whether use of The Joint trademark by our affiliated PCs misleads consumers, causing them to incorrectly conclude that we are the provider of chiropractic treatment.

Recent decisions by the United States National Labor Relations Board expanding the meaning of “joint employer” mean that we could have liability for employment law violations by our franchisees.

A July 2014 decision by the United States National Labor Relations Board, or the NLRB, held that McDonald’s Corporation could be held liable as a “joint employer” for labor and wage violations by its franchisees. Subsequently, the NLRB issued a number of complaints against McDonald’s Corporation in connection with these violations. Additionally, an August 2015 decision by the NLRB held that Browning-Ferris Industries is a “joint employer” obligated to negotiate with the Teamsters union over workers supplied by a contract staffing firm within one of its recycling plants. In January 2016, Browning-Ferris Industries filed an appeal in a U.S. appellate court of an unfair labor practices charge arising out of this NLRB decision.

If this expanded definition of “joint employer” is upheld in the Browning-Ferris appeal or in an expected appeal of the McDonald’s decision, it could result in us having responsibility for damages, reinstatement, back pay and penalties in connection with labor law violations by our franchisees over whom we have no control and could have a material and adverse effect on our financial condition and results of operations.

We and our affiliated chiropractor-owned PCs are subject to complex laws, rules and regulations, compliance with which may be costly and burdensome.

We, and the chiropractor-owned PCs to which we and our franchisees provide management services, are subject to extensive federal, state and local laws, rules and regulations, including:

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

We conduct business in a heavily regulated industry and, if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our physicians, vendors and customers, our marketing activities and other aspects of our operations. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status or exclusion from government healthcare programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes open to multiple interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our managements’ attention from the operation of our business.

Our chiropractors are also subject to ethical guidelines and operating standards of professional and trade associations and private accreditation agencies. Compliance with these guidelines and standards is often required by our contracts with our customers or to maintain our reputation. The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. New or changed healthcare laws, regulations or standards may materially and adversely affect our business. In addition, a review of our business by judicial, law enforcement, regulatory or accreditation authorities could result in a determination that could adversely affect our operations.

Our facilities are subject to extensive federal and state laws and regulations relating to the privacy and security of individually identifiable information.

HIPAA required the United States Department of Health and Human Service, or HHS, to adopt standards to protect the privacy and security of individually identifiable health-related information, or PHI. HHS released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The privacy regulations extensively regulate the use and disclosure of PHI. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. The Health Information Technology for Economic and Clinical Health Act, or HITECH, which was signed into law in February of 2009, enhanced the privacy, security and enforcement provisions of HIPAA by, among other things, extending HIPAA’s privacy and security standards directly applicable to “business associates,” which, like us, are independent contractors or agents of covered entities (such as the chiropractic PCs and other healthcare providers) that create, receive, maintain, or transmit PHI in connection with providing a service for or on behalf of a covered entity. HITECH also established security breach notification requirements, created a mechanism for enforcement of HIPAA by state attorneys general, and increased penalties for HIPAA violations. Violations of HIPAA or HITECH could result in civil or criminal penalties. In addition to HIPAA, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state. Lawsuits, including class actions and action by state attorneys general, directed at companies that have experienced a privacy or security breach also can occur. We have established policies and procedures in an effort to ensure compliance with these privacy related requirements. However, if there is a breach, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

We are subject to the data privacy, security and breach notification requirements of HIPAA and other data privacy and security laws, and the failure to comply with these rules, or allegations that we have failed to do so, can result in civil or criminal sanctions.

HIPAA required the United States Department of Health and Human Service, or HHS, to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information and the grant of certain rights to patients with respect to such information by “covered entities.” As a provider of healthcare who conducts certain electronic transactions, each of our facilities is considered a covered entity under HIPAA. We have taken actions to comply with the HIPAA privacy regulations and believe that we are in substantial compliance with those regulations. These actions include the creation and implementation of policies and procedures, staff training, execution of HIPAA-compliant contractual arrangements with certain service providers and various other measures. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical and technical security standards to protect the integrity, confidentiality and availability of certain electronic health-related information received, maintained or transmitted by covered entities or their business associates. We have taken actions in an effort to be in compliance with these security regulations and believe that we are in substantial compliance, however, a security incident that bypasses our information security systems causing an information security breach, loss of protected health information or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with fines. Ongoing implementation and oversight of these security measures involves significant time, effort and expense.

The Health Information Technology for Economic and Clinical Health Act, or HITECH, as implemented in part by an omnibus final rule published in the Federal Register on January 25, 2013, further requires that patients be notified of any unauthorized acquisition, access, use, or disclosure of their unsecured protected health information, or PHI, that compromises the privacy or security of such information. HHS has established the presumption that all unauthorized uses or disclosures of unsecured protected health information constitute breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. HITECH and implementing regulations specify that such notifications must be made without unreasonable delay and in no case later than 60 calendar days after discovery of the breach. If a breach affects 500 patients or more, it must be reported immediately to HHS, which will post the name of the breaching entity on its public website. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS of such breaches at least annually. These breach notification requirements apply not only to unauthorized disclosures of unsecured PHI to outside third parties, but also to unauthorized internal access to or use of such PHI.

HITECH significantly expanded the scope of the privacy and security requirements under HIPAA and increased penalties for violations. The amount of penalty that may be assessed depends, in part, upon the culpability of the applicable covered entity or business associate in committing the violation. Some penalties for certain violations that were not due to “willful neglect” may be waived by the Secretary of HHS in whole or in part, to the extent that the payment of the penalty would be excessive relative to the violation. HITECH also authorized state attorneys general to file suit on behalf of residents of their states. Applicable courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. HITECH also mandates that the Secretary of HHS conduct periodic compliance audits of a cross-section of HIPAA covered entities and business associates. Every covered entity and business associate is subject to being audited, regardless of the entity’s compliance record.

States may impose more protective privacy restrictions in laws related to health information and may afford individuals a private right of action with respect to the violation of such laws. Both state and federal laws are subject to modification or enhancement of privacy protection at any time. We are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional requirements on us and more severe penalties for disclosures of health information. If we fail to comply with HIPAA or similar state laws, including laws addressing data confidentiality, security or breach notification, we could incur substantial monetary penalties and our reputation could be damaged.

In addition, states may also impose restrictions related to the confidentiality of personal information that is not considered “protected health information” under HIPAA. Such information may include certain identifying information and financial information of our patients. Theses state laws may impose additional notification requirements in the event of a breach of such personal information. Failure to comply with such data confidentiality, security and breach notification laws may result in substantial monetary penalties.

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

We increasingly use electronic means to interact with our customers and collect, maintain and store individually identifiable information, including, but not limited to, personal financial information and health-related information. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of cyber terrorism, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal and state levels as well as by certain financial industry groups, such as the Payment Card Industry organization. Federal, state and financial industry groups may also consider from time to time new privacy and security requirements that may apply to our businesses. Compliance with evolving privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of individually identifiable information that is housed in one or more of our databases. Noncompliance with privacy laws, financial industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive and/or confidential information, whether by us or by one of our vendors, could have material adverse effects on our business, operations, reputation and financial condition, including decreased revenue; material fines and penalties; increased financial processing fees; compensatory, statutory, punitive or other damages; adverse actions against our licenses to do business; and injunctive relief whether by court or consent order.

We, along with our affiliated PCs and their chiropractors, may be subject to malpractice and other similar claims and may be unable to obtain or maintain adequate insurance against these claims.

The provision of chiropractic services by chiropractors entails an inherent risk of potential malpractice and other similar claims. While we do not have responsibility for compliance by affiliated PCs and their chiropractors with regulatory and other requirements directly applicable to chiropractors, claims, suits or complaints relating to services provided at the offices of our franchisees or affiliated PCs may be asserted against us. As we develop company-owned or managed clinics, our exposure to malpractice claims will increase. We have experienced one malpractice claim since our founding in April, 2010, which we are vigorously defending and do not expect its outcome to have a material adverse effect on our business, financial condition or results of operations. The assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages. Our current minimum professional liability insurance coverage required for our franchisees, affiliated PCs and company-owned clinics is $1.0 million per occurrence and $3.0 million in annual aggregate, with a self-insured retention of $0 per claim and $0 annual aggregate. In addition, we have a corporate business owners policy with coverage of $2.0 million per occurrence and $4.0 million in annual aggregate. If we are unable to obtain adequate insurance or if there is an increase in the future cost of insurance to us and the chiropractors who provide chiropractic services or an increase in the amount we have to self-insure, there may be a material adverse effect on our business and financial results.

We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material monetary damages and other remedies.

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

Events or rumors relating to our brand names or our ability to defend successfully against intellectual property infringement claims by third parties could significantly impact our business.

Recognition of our brand names, including “THE JOINT… THE CHIROPRACTIC PLACE”, and the association of those brands with quality, convenient and inexpensive chiropractic maintenance care are an integral part of our business. The occurrence of any events or rumors that cause patients to no longer associate the brands with quality, convenient and inexpensive chiropractic maintenance care may materially adversely affect the value of the brand names and demand for chiropractic services at our franchisees or their affiliated PCs.

Our ability to compete effectively depends in part upon our intellectual property rights, including but not limited to our trademarks. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third party’s intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases. Our business, financial condition or results of operations could be adversely affected as a result.

We present Adjusted EBITDA as a supplemental measure to help us describe our operating performance. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income (loss) or as a better indicator of operating performance.

Adjusted EBITDA consists of net income (loss), before interest, income taxes, depreciation and amortization, acquisition related and stock compensation expense and bargain purchase gain. We present Adjusted EBITDA as a supplemental measure to help us describe our operating performance. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income (loss) (as determined in accordance with generally accepted accounting principles in the United States, or GAAP) or as a better indicator of operating performance. You should not consider Adjusted EBITDA as a substitute for operating profit, as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

In addition, in the future we may incur expenses similar to those excluded when calculating Adjusted EBITDA. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion.

Our management does not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of Adjusted EBITDA is that it excludes significant expenses and income that are required by GAAP to be recorded in our financial statements. Some of these limitations are: (i) Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (iii) Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts, and although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future; (iv) Adjusted EBITDA does not reflect any cash requirements for such replacements; and (v) Adjusted EBITDA does not reflect the bargain purchase gain, which represents the excess of the fair value of net assets acquired over the purchase consideration. We do not consider this to be indicative of our ongoing operations.

Changes to financial accounting standards will require our operating leases to be recognized on the balance sheet.

As we increase the number of our company-owned or managed clinics we will have considerable obligations relating to our operating leases. Changes to financial accounting standards will require such leases to be recognized on our balance sheet. All of our existing clinics are subject to leases. The lease terms of our clinics vary, but typically have initial terms of between five and ten years with five year renewal options. The accounting treatment of these leases is described in Note 1 to our consolidated financial statements.

In February 2016, the Financial Accounting Standards Board, or FASB, released the new Accounting Standards Update related to leases. The changes require that substantially all operating leases be recognized as assets and liabilities on our balance sheet, which is a significant departure from the current standard, which classifies operating leases as off balance sheet transactions and accounts for only the current year operating lease expense in the statement of operations. The right to use the leased property is to be capitalized as an asset and the expected lease payments over the life of the lease will be accounted for as a liability. The effective date is for fiscal years beginning after December 31, 2018. While we have not quantified the impact this standard will have on our financial statements, when our current operating leases are instead recognized on the balance sheet, it will result in a significant increase in the liabilities reflected on our balance sheet and in the interest expense and depreciation and amortization expense reflected in our statement of operations, while reducing the amount of rent expense. This could potentially decrease our reported net income.

We are an “emerging growth company” as defined in the Securities Act and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced financial disclosure requirements, which include being permitted to provide only two years of audited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding stockholder advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information that they may deem important. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2) of the Securities Act for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We could be an emerging growth company until as late as December 31, 2019 (the last day of the fiscal year following the fifth anniversary of the date of our initial public offering, which occurred on November 14, 2014), although circumstances could cause us to lose that status earlier, including (i) if our total annual gross revenue exceeds $1.0 billion, if we issue more than $1.0 billion in non-convertible debt securities during any three-year period, or (ii) if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, including disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The Sarbanes-Oxley Act generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company.” We could be an “emerging growth company” as late as December 31, 2019 (the last day of the fiscal year following the fifth anniversary of the date of our initial public offering, which occurred on November 14, 2014).

We may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period ended December 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective.

The weaknesses identified by our Chief Executive Officer and Chief Financial Officer included properly segregating duties and designing and implementing processes and procedures to compile, reconcile and review accounts. We are currently in the process of addressing and remediating these control weaknesses through measures that include the increased segregation of duties, additional training of accounting personnel, and hiring of third party consultants to aid in designing and implementing processes and procedures to compile, reconcile and review accounts in a timely manner. However, even with these remediation measures, one or more material weaknesses or significant deficiencies could be present and result in errors in our financial statements.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

Our initial public offering had a significant, transformative effect on us. Prior to our initial public offering, our business operated as a privately owned company, and we now incur significant additional legal, accounting, reporting and other expenses as a result of having publicly-traded common stock. As a public company with listed equity securities, we need to comply with certain laws, regulations and requirements, including corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC, and the requirements of The NASDAQ Capital Market with which we had not been required to comply as a private company. Complying with these statutes, regulations and requirements occupies a significant amount of time of our Board of Directors and management and has significantly increased our costs and expenses. We will continue to:

•	institute more comprehensive corporate governance and compliance functions;

•	design, establish, evaluate and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404(a) of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	comply with rules promulgated by The NASDAQ Capital Market;

•	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•	establish new internal policies, such as those relating to disclosure controls and procedures and insider trading; and

•	to a greater degree than previously, involve and retain outside counsel and accountants in the above activities.

Risks Related to Our Public Offerings and Listing of Our Common Stock on the NASDAQ Capital Market

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

As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above the offering prices.

In the past, securities class action litigation often has been instituted against companies following periods of volatility in the market price of their securities. This type of litigation, if directed at us, could result in substantial costs and a diversion of management’s attention and resources.

Our officers and directors and their affiliates exercise significant control over us.

Our founders, executive officers and directors and their immediate family members beneficially own, in the aggregate, approximately 52.6% of our outstanding common stock as of March 11, 2016. These stockholders may have interests that are different from yours. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

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

Future sales of our common stock may depress our stock price and our share price may decline due to the large number of shares eligible for future sale or exchange.

Sales of substantial amounts of our common stock in the public market by our officers, directors or significant shareholders may adversely affect the market price of our common stock. Shares issued upon the exercise of outstanding options and shares issuable upon the exercise of the warrants we issued to the underwriters in our initial public offering also may be sold in the public market. Such sales could create the perception to the public of difficulties or problems with our business. As a result, these sales might make it more difficult for us to sell securities in the future at a time and price that we deem necessary or appropriate.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2015, we have 12,536,180 outstanding shares of common stock. In addition, 4,807,015 shares of our common stock that were subject to lock-up agreements with the underwriters in our initial public offering have been released from all restrictions on sale. The trading volume of shares of our common stock has averaged 13,648 shares per day during the year ended December 31, 2015. Accordingly, sales of even small amounts of shares of our common stock by existing stockholders may drive down the trading price of our common stock.

We and our executive officers and directors have agreed not to sell or transfer any of our common stock or securities convertible into, exchangeable for, exercisable for or repayable with our common stock for six months after the date of the follow-on offering without first obtaining the written consents of certain of the underwriters.

If securities analysts do not publish research or reports about our business or if they downgrade our company or our sector, the price of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. We do not influence or control the reporting of these analysts. If one or more of the analysts who do cover us downgrade or provide a negative outlook on our company or our industry, or the stock of any of our competitors, the price of our common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause the price of our common stock to decline.

Financial forecasting by us and financial analysts that may publish estimates of our financial results will be difficult because of our limited operating history, and our actual results may differ from forecasts.

As a result of our limited operating history, it is difficult to accurately forecast our revenues, operating expenses and results, and operating data. The inability by us or the financial community to accurately forecast our operating results could cause our net losses in a given quarter to be greater than expected, which could cause a decline in the trading price of our common stock. We have a limited amount of meaningful historical financial data upon which to base planned operating expenses. We base our current and forecasted expense and cash expenditure levels on our operating plans and estimates of future revenues, which are dependent on the growth of the number of patients and the demand for our services. As a result, we may be unable to make accurate financial forecasts or to adjust our spending in a timely manner to compensate for any unexpected shortfalls in revenues. We believe that these difficulties in forecasting are even greater for financial analysts that may publish their own estimates of our financial results.

Our management may not use the proceeds of our public offerings effectively.

Our management has broad discretion over the use of proceeds of our initial public offering and follow-on public offering. Accordingly, it is possible that our management may allocate the proceeds in ways that do not improve our operating results. In addition, these proceeds may not be invested to yield a favorable rate of return pending our use of the proceeds.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of March 11, 2016, we leased 56 facilities in which we operate or intend to operate clinics.

Our corporate headquarters are located at 16767 North Perimeter Drive, Suite 240, Scottsdale, Arizona 85260. The term of our lease for this location expires on July 31, 2019. The primary functions performed at our corporate headquarters are financial, accounting, treasury, marketing, operations, human resources, information systems support and legal.

We are also obligated under non-cancellable leases for the clinics which we own or manage. Our clinics are on average 1,200 square feet. Our clinic leases generally have an initial term of five years, include one to two options to renew for terms of five years, and require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs.

As of March 11, 2016, our franchisees operated 276 clinics in 28 states. All of our franchise locations are leased.

ITEM 3.                  LEGAL PROCEEDINGS

In the normal course of business, we are party to litigation from time to time. We maintain insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on the Company.

On July 7, 2015, a group of six current or former franchisees that owned 18 franchise licenses, whose licenses had been terminated by us due to defaults in performance, commenced a collective arbitration proceeding in San Diego, California. The claimants’ demand for arbitration asserts claims for breach of contract, promissory fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, wrongful termination of franchise agreements and “wrongful competition” pursuant to unspecified state business practices, unfair competition and franchise statutes. The claimants also seek “a preliminary and permanent injunction prohibiting us from seeking to operate corporate clinics within 25 miles of any franchise clinic.” Although commenced in California, the arbitration proceeding has been moved to Arizona, pursuant to the franchise agreements in dispute, which include clauses that make it mandatory for any arbitration proceeding to be conducted in Phoenix, Arizona. Each agreement also requires claims to be arbitrated on an individual, not class-wide basis. We do not believe any of the claims, either collectively or individually, have any legal merit and intend to vigorously defend the arbitration proceeding.

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

 Company Stock Performance

Fiscal Year 2014	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
November 11,2014 – December 31, 2014	$7.20	$6.00

Fiscal Year 2015	High	Low
First Quarter	$10.50	$6.16
Second Quarter	$12.99	$7.29
Third Quarter	$10.78	$5.99
Fourth Quarter	$7.90	$4.95

Holders

As of December 31, 2015, there were approximately 11 holders of record of our common stock and 12,536,180 shares of our common stock outstanding.

Dividends

Since our initial public offering, we have not declared nor paid dividends on our common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.

ITEM 6.                  SELECTED FINANCIAL DATA

	Year Ended December 31,
	2015	2014
	(in thousands)
Consolidated Statement of Operations Data:
Total revenues	$13,835	$7,117
Cost of revenues	2,820	2,346
Selling, general and administrative expense	20,332	6,398
Loss from operations	(9,316)	(1,627)
Net loss	(8,797)	(3,031)
Basic and diluted loss per share	(0.88)	(0.56)
Weighted average shares outstanding used in computing basic and diluted loss per share	10,042	5,452
Non-GAAP Financial Data:
Net loss	(8,797)	(3,031)
Interest expense	15	-
Depreciation and amoritzation expense	1,269	210
Tax (benefit) expense	(236)	1,340
EBITDA	(7,749)	(1,481)
Stock compensation expense	825	102
Acquisition related expenses	393	-
Bargain purchase gain	(261)	-
Adjusted EBITDA (1)	(6,792)	(1,379)

	As of December 31,
	2015	2014
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$16,793	$20,797
Property and equipment	7,139	1,134
Deferred franchise costs	2,141	3,197
Goodwill and intangible assets	5,009	789
Other assets	2,280	2,555
Total assets	33,362	28,472
Deferred revenue	6,949	9,873
Other liabilities	5,734	2,972
Total liabilities	12,683	12,845
Stockholders' equity	20,679	15,627

(1)	Adjusted EBITDA consists of net income (loss), before interest, income taxes, depreciation and amortization, acquisition related and stock compensation expense, and bargain purchase gain. We have provided Adjusted EBITDA because it is a measure of financial performance commonly used for comparing companies in our industry. Adjusted EBITDA provides an alternative measure of cash flow from operations. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other outpatient medical clinics, which may present similar non-GAAP financial measures to investors. In addition, you should be aware when evaluating Adjusted EBITDA that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion.

Our management does not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of Adjusted EBITDA is that it excludes significant expenses and income that are required by GAAP to be recorded in our financial statements. Some of these limitations are:

a.	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

b.	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

c.	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

d.	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

e.	Adjusted EBITDA does not reflect the bargain purchase gain, which represents the excess of the fair value of net assets acquired over the purchase consideration. We do not consider this to be indicative of our ongoing operations.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. You should review the reconciliation of net income (loss) to Adjusted EBITDA above and not rely on any single financial measure to evaluate our business. The table above reconciles net loss to adjusted EBITDA for the 12 months ended December 31, 2015 and 2014.

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

The following discussion and analysis of the results of operations and financial condition of The Joint Corp. for the years ended December 31, 2015 and 2014 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information contained elsewhere in this Form 10-K.

Overview

The principal business of The Joint Corp., a Delaware corporation, is to develop, own, operate, support and manage chiropractic clinics through direct ownership, management arrangements, franchising and the sale of regional developer rights throughout the United States.

As used in this Form 10-K:

•	“we,” “us,” and “our” refer to The Joint Corp.

•	a “clinic” refers to a chiropractic clinic operating under our “Joint” brand, which may be (i) owned by a franchisee, (ii) owned by a professional corporation or limited liability company and managed by a franchisee; (iii) owned directly by us; or (iv) owned by a professional corporation or limited liability company and managed by us.

•	when we identify an “operator” of a clinic, a party that is “operating” a clinic, or a party by whom a clinic is “operated,” we are referring to the party that operates all aspects of the clinic in certain jurisdictions, and to the party that manages all aspects of the clinic other than the practice of chiropractic in certain other jurisdictions.
•	when we describe our acquisition or our opening of a clinic, we are referring to our acquisition or opening of the entity that operates all aspects of the clinic in certain jurisdictions, and to our acquisition or opening of the entity that manages aspects of the clinic other than the practice of chiropractic in certain other jurisdictions.

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

Key Clinic Development Trends.   As of December 31, 2015, we or our franchisees operated 312 clinics. Of the 312 clinics in operation, we now operate 47 as company-owned or managed clinics as of December 31, 2015. Of the 47 corporate clinics, 21 were constructed and developed internally, with 4 clinics opening in the third quarter of 2015, and 17 opening during the fourth quarter of 2015.

Our future growth strategy will increasingly focus on acquiring and developing clinics that are directly owned operated, or managed by us, while continuing to grow through the sale of additional franchises.

We opened 54 new franchised clinics during the year ended December 31, 2015. We generally expect a franchised clinic to open within 9 to 12 months from the date a franchise agreement is signed. This development timeline applies both to clinics franchised directly with us and for clinics franchised through a regional developer. In addition, our regional developers are required, under their respective regional developer agreements, to obtain franchises and open the minimum number of clinics prescribed in their regional developer agreement within a negotiated time period, which takes into account the number of clinics, as well as the size, geography and demographics pertaining to each relevant region. This negotiated time period may differ among regional developers.

We may encounter difficulty in finding suitable locations for our planned company-owned or managed clinics, and our franchisees may encounter difficulty in finding and funding suitable locations for their franchised clinics. In addition, we and our franchisees may not be able to secure the services of chiropractors who share our vision and philosophy regarding the practice of chiropractic and are therefore appropriate candidates to provide services at our clinics. Our ability to take full advantage of advertising and public awareness initiatives will depend on the speed with which we can develop either company-owned or franchised clinics in clusters with sufficient density to justify the use of mass media and other strategic media.

Recent Developments

On November 25, 2015 we closed on our follow-on public offering of 2,272,727 shares of our common stock, offered and sold by the Company, at a price to the public of $5.50 per share. On December 30, 2015 the underwriters of our public offering of common stock exercised their over-allotment option to purchase an additional 340,909 shares of common stock at a public offering price of $5.50 per share. After giving effect to the over-allotment exercise, the total number of shares offered and sold in our follow-on public offering increased to 2,613,636 shares. With the over-allotment option exercise, we received aggregate net proceeds of approximately $13.0 million.

During the year ended December 31, 2015, we acquired an aggregate of 22 clinics, opened 21 company-owned or managed clinics and terminated regional developer rights in two territories. As of December 31, 2015 we had 47 company-owned or managed clinics. As part of our company-owned or managed clinic strategy, we may seek to reacquire additional franchises as circumstances permit. We are in process of negotiating lease agreements for additional company clinics which we expect to open later in the year.

Development of company-owned or managed clinics will be our principal focus, and we have used and will use a significant amount of the proceeds from our securities offerings to pursue this strategy. We believe we can leverage the experience we have gained in supporting our demonstrated franchisee growth and our senior management’s experience in rapidly and effectively growing other well-known high velocity specialty retail concepts to successfully develop and profitably operate company-owned or managed clinics. Since commencing operations as a franchisor of chiropractic clinics, we have gained significant experience in identifying the business systems and practices that are required to profitably operate our clinics, validate our model and demonstrate proof of concept.

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

In July 2015, the Company issued termination letters to two regional developers, or RDs representing three territories, due to the RD not meeting the development schedule as outlined in their respective RD agreements. As a result we recognized approximately $283,000 of deferred RD license revenue.

During the year ended December 31, 2015, we terminated 33 franchise licenses that were in default of various obligations under their respective franchise agreements. In conjunction with these terminations, during the year ended December 31, 2015, we recognized $957,000 of revenue and $435,650 of costs, which were previously deferred.

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

Intangible Assets

Intangible assets consist primarily of re-acquired franchise rights and customer relationships.  The Company amortizes the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which range from six to eight years. The fair value of customer relationships is amortized over their estimated useful life of 2 years.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions discussed in Note 2 to the financial statements.  Under ASC 350-10, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. As required, we perform an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Revenue Recognition

We generate revenue through initial franchise fees, regional developer fees, royalties, advertising fund revenue, IT related income, and computer software fees, and from our company-owned and managed clinics.

Franchise Fees. We require the entire non-refundable initial franchise fee to be paid upon execution of a franchise agreement, which typically has an initial term of ten years. Initial franchise fees are recognized as revenue when we have substantially completed our initial services under the franchise agreement, which typically occurs upon opening of the clinic.  Our services under the franchise agreement include: training of franchisees and staff, site selection, construction/vendor management and ongoing operations support. We provide no financing to franchisees and offer no guarantees on their behalf.

During the year ended December 31, 2015, we terminated 33 franchise licenses that were in default of various obligations under their respective franchise agreements. In conjunction with these terminations, during the year ended December 31, 2015, we recognized $957,000 of revenue and $435,650 of costs, which were previously deferred.

Regional Developer Fees. During 2011, we established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under this program, regional developers pay a license fee ranging from $7,250 to 25% of the then current franchise fee, for each franchise they receive the right to develop within the region. Each regional developer agreement establishes a minimum number of franchises that the regional developer must develop. Regional developers receive fees ranging from $14,500 to $19,950 which are collected upon the sale of franchises within their region and a royalty of 3% of sales generated by franchised clinics in their region. Regional developer fees are non-refundable and are recognized as revenue when we have performed substantially all initial services required by the regional developer agreement, which generally is considered to be upon the opening of each franchised clinic. Upon the execution of a regional developer agreement, we estimate the number of franchised clinics to be opened, which is typically consistent with the contracted minimum. When we anticipate that the number of franchised clinics to be opened will exceed the contracted minimum, the license fee on a per-clinic basis is determined by dividing the total fee collected from the regional developer by the number of clinics expected to be opened within the region. Certain regional developer agreements provide that no additional fee is required for franchises developed by the regional developer above the contracted minimum, while other regional developer agreements require a supplemental payment. We reassess the number of clinics expected to be opened as the regional developer performs under its regional developer agreement. When a material change to the original estimate becomes apparent, the fee per clinic is revised on a prospective basis, and the unrecognized fees are allocated among, and recognized as revenue upon the opening of, the expected remaining unopened franchised clinics within the region. The franchisor’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. Several of the regional developer agreements grant us the option to repurchase the regional developer’s license.

Revenues and Management Fees from Company Clinics.  We earn revenues from clinics that we own and operate or manage throughout the United States.  In those states where we own and operate the clinic, revenues are recognized when services are performed. We offer a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing.  Amounts collected up front for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed.  In other states where state law requires the chiropractic practice to be owned by a licensed chiropractor, we enter into a management agreement with the doctor’s PC.  Under the management agreement, we provide administrative and business management services to the doctor’s PC in return for a monthly management fee.  When the collectability of the full management fee is uncertain, we recognize management fee revenue only to the extent of fees expected to be collected from the PCs.

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

IT Related Income and Software Fees.  We collect a monthly computer software fee for use of our proprietary chiropractic software, computer support, and internet services support. These fees are recognized on a monthly basis as services are provided. IT related revenue represents a flat fee to purchase a clinic’s computer equipment, operating software, preinstalled chiropractic system software, key card scanner (patient identification card), credit card scanner and credit card receipt printer. These fees are recognized as revenue upon receipt of equipment by the franchisee.

Results of Operations

Total Revenues

Components of revenues for the year ended December 31, 2015 as compared to the year ended December 31, 2014, are as follows:

	Year Ended December 31,
	2015	2014	Change from Prior Year	Percent Change from Prior Year
Revenues:
Royalty fees	$4,515,203	$3,194,286	$1,320,917	41.4%
Franchise fees	2,471,259	1,933,500	537,759	27.8%
Revenues and management fees from company clinics	3,651,273	-	3,651,273	100.0%
Advertising fund revenue	1,191,124	459,493	731,631	159.2%
IT related income and software fees	808,070	840,825	(32,755)	(3.9)%
Regional developer fees	866,802	478,500	388,302	81.1%
Other revenues	331,700	210,058	121,642	57.9%

Total revenues	$13,835,431	$7,116,662	$6,718,769	94.4%

The reasons for the significant changes in our components of total revenues are as follows:

•	Royalty fees have increased due to an increase in the number of clinics in operation during the year along with continued growth of existing clinics. As of December 31, 2015 and 2014, there were 265 and 246 franchised clinics in operation, respectively.

•	Franchise fees are recognized when a clinic is opened. Franchise fees have increased due to the recognition of $957,000 in revenues from terminated franchise licenses, partially offset by lower franchise clinic openings in the period. For the years ended December 31, 2015 and 2014, 54 and 73 new franchise clinics opened, respectively.

•	Regional developer fees increased largely due to revenue recognition of approximately $283,000 on the default and termination of regional developer rights and fees associated with license transfers.

•	IT related income and software fee and revenue declined in the aggregate primarily due to lower franchise computer build fee income.

•	Other revenue increased due to merchant income attributed to the growth in yearly sales compared to 2014.

Cost of Revenues

	Year Ended December 31,		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
Cost of Revenues	$2,819,913	$2,345,822	$474,091	20.2%

For the year ended December 31, 2015, as compared with the same period last year, the total cost of revenues increased primarily due to increased RD royalties of $390,000 triggered by an increase of royalty revenues of approximately 40% during the year, increased RD commissions of $130,000 due to regional developer commissions recognized in connection with the franchise license terminations in the period, and an increase in regional developer royalties due to corresponding increased royalty revenue earned in regional developer territories.

Selling and Marketing Expenses

	Year Ended December 31,		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
Selling and Marketing Expenses	$3,691,782	$1,117,163	$2,574,619	230.5%

Selling and marketing expenses increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, due to increased national marketing fund expenses of approximately $840,000 and increased corporate clinic marketing expense of approximately $1.3 million. The increase in national marketing is due to an increase in the number of clinics contributing to the fund in 2015. The increase in corporate clinic marketing is due to our acquiring or developing 43 corporate clinics in 2015.

Depreciation and Amortization Expenses

	Year Ended December 31,		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
Depreciation and Amortization Expenses	$1,268,955	$210,123	$1,058,832	503.9%

Depreciation and amortization expenses increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to fixed assets additions of $4.9 million and intangible asset additions of $1.9 million relating to our acquisitions of franchises and regional developer rights.

General and Administrative Expenses

	Year Ended December 31,		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
General and Administrative Expenses	$15,371,223	$5,070,263	$10,300,960	203.2%

General and administrative expenses increased during the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to the following:

•	An increase of approximately $5.6 million of payroll related expenses of which $2.7 million relates to additional headcount from 47 additional company-owned or managed clinics, $2.8 million relates to increases in corporate headcount as a result of being a public company, and $0.7 million relates to stock-based compensation expense.

•	An increase of approximately $2.0 million in professional fees, primarily related to franchising and acquisition related corporate legal services, accounting and auditing services, public company offering costs, and staff placement fees.

•	An increase of approximately $1.8 million in occupancy costs, $1.7 million of which is due to the acquisition of 22 clinics during the period and the opening of 21 company-owned or managed clinics (17 of which opened during the fourth quarter).

•	An increase of approximately $1.0 million in general administrative expenses, primarily made up of $0.3 million of general liability and professional insurance and $0.2 million of miscellaneous corporate office expenses.

Income Tax (Benefit) Provision

	Year Ended December 31,		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
Income Tax (Benefit) Provision	$235,855	$(1,340,436)	$1,104,581	82.4%

Changes in our income tax (benefit) provision related primarily to changes in pretax loss during the year ended December 31, 2015, as compared to year ended December 31, 2014. For the year ending December 31, 2015, the effective rate was -2.6% as we have established a valuation allowance against all 2015 deferred tax assets. For the year ending December 31, 2014, the effective rate was 79.3%. The primary difference in the effective tax rate is due to a valuation allowance on the Company's deferred tax assets, which caused a sharp increase in the rate during 2014 to establish the allowance, and a decrease in the rate for 2015 to minimize the impact of future tax benefits that are not expected to be realized. Additional items affecting the rate were uncertain tax positions recorded during the period, and the impact of certain permanent differences on taxable income.

Liquidity and Capital Resources

Sources of Liquidity

Since 2012, we have financed our business primarily through existing cash on hand and cash flows from operations until 2014 when we completed an initial public offering.

On November 14, 2014, we closed on our IPO of 3,000,000 shares of common stock at a price to the public of $6.50 per share. As a result of the IPO, we received net proceeds, after deducting underwriting discounts, commissions and other offering expenses, of approximately $17.1 million.  On November 18, 2014, our underwriters exercised their option to purchase 450,000 additional shares of common stock to cover over-allotments, pursuant to which we received net proceeds of approximately $2.7 million, after deducting underwriting discounts, commissions and expenses.

On November 25, 2015 we closed on our follow-on public offering of 2,272,727 shares of our common stock, offered and sold by the Company, at a price to the public of $5.50 per share. We granted the underwriters a 45-day option to purchase up to 340,909 additional shares of common stock to cover over-allotments, if any. On December 30, 2015 the underwriters of our public offering of common stock exercised their over-allotment option to purchase an additional 340,909 shares of common stock at a public offering price of $5.50 per share. After giving effect to the over-allotment exercise, the total number of shares offered and sold in our follow-on public offering increased to 2,613,636 shares. With the over-allotment option exercise, we received aggregate net proceeds of approximately $13.0 million.

We intend to use a significant amount of the net proceeds from our public offerings for the development of company-owned clinics.  We may accomplish this by developing new clinics, by repurchasing existing franchises or by acquiring existing chiropractic practices. In addition, we may use proceeds from our offerings to repurchase existing regional developer licenses.  Other than to pursue this growth strategy, we have not allocated a specific amount of our net proceeds from our public offerings to any particular purpose. The net proceeds we actually expend for the development of company-owned clinics and the acquisition of additional franchises or regional developer licenses may vary significantly depending on a number of factors, including the timing of our identification and leasing of suitable sites for company-owned clinics and, in respect of the acquisition of franchises or regional developer licenses, our ability to enter into a binding acquisition agreement on favorable terms and the negotiated purchase price. In addition, the net proceeds we actually expend for general corporate purposes may vary significantly depending on a number of factors, including future revenue growth and our cash flows. As a result, we will retain broad discretion over the allocation of the net proceeds from our public offerings. Pending use of the net proceeds from our public offerings, we are holding the net proceeds in cash or short-term bank deposits.

As of December 31, 2015, we had cash and short-term bank deposits of approximately $16.8 million.

Analysis of Cash Flows

Net cash used in operating activities increased by approximately $6.4 million to approximately $6.8 million for the year ended December 31, 2015, compared to approximately $0.4 million for the year ended December 31, 2014.  The cash used in operating activities was attributable primarily to increased expenses caused by the addition of senior level and support staff and the addition of 47 company-owned or managed clinics.

Net cash used in investing activities was approximately $10.0 million and $2.1 million during the years ended December 31, 2015, and 2014, respectively.  For the year ended December 31, 2015, this includes cash paid for acquisitions of approximately $4.9 million, cash paid for the reacquisition and termination of regional developer rights of approximately $1.1 million and investments in property and equipment of approximately $4.1 million. For the year ended December 31, 2014, this includes the payment of approximately $0.9 million for the acquisition of six franchised clinics and advances of approximately $0.5 million for reacquisition and termination of regional developer rights which closed on January 1, 2015, investments in property and equipment of approximately $0.7 million primarily related to leasehold improvements and furniture for our corporate office space.

Net cash provided by financing activities was approximately $12.8 million and $19.8 million during the years ended December 31, 2015 and 2014, respectively.  For the year ended December 31, 2015 this includes proceeds from the issuance of common stock relating to our follow-on offering of approximately $14.4 million, partially offset by offering costs paid of approximately $1.4 million and repayments on notes payable of approximately $0.2 million. For the year ended December 31, 2014, this includes proceeds of approximately $22.4 million from issuance of common stock in our IPO and $2.6 million of offering costs paid.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2018. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern.” The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. We are currently evaluating the effect of adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The update requires retrospective application and represents a change in accounting principle.  The update is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not been previously issued.  ASU 2015-03 is not expected to have a material impact on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.”  The guidance provides clarification on whether a cloud computing arrangement includes a software license.  If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract.  The update is effective for reporting periods beginning after December 15, 2015.  We are currently evaluating the effect of adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The update requires than an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. We adopted this ASU during the third quarter of 2015. Accordingly, we applied the amendments in this update to the measurement period adjustments made during the year and disclosed the adjustments in Note 2 of our consolidated financial statements.

In 2015 we adopted FASB Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The update eliminates the requirement to separate deferred income tax assets and liabilities into current and noncurrent amounts within a classified balance sheet. Under ASU 2015-17, the presentation of deferred income taxes is simplified, as all deferred income tax assets and liabilities are to be classified as noncurrent. The existing requirement that deferred income tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU 2015-17. We have adopted the guidance under ASU 2015-17 retrospectively and prior periods were retrospectively adjusted.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. We are currently evaluating the effect of adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The changes require that substantially all operating leases be recognized as assets and liabilities on our balance sheet, which is a significant departure from the current standard, which classifies operating leases as off balance sheet transactions and accounts for only the current year operating lease expense in the statement of operations. The right to use the leased property is to be capitalized as an asset and the expected lease payments over the life of the lease will be accounted for as a liability. The effective date is for fiscal years beginning after December 31, 2018. While we have not quantified the impact this proposed standard would have on our financial statements, if our current operating leases are instead recognized on the balance sheet, it will result in a significant increase in the liabilities reflected on our balance sheet and in the interest expense and depreciation and amortization expense reflected in our statement of operations, while reducing the amount of rent expense. This could potentially decrease our reported net income.

Contractual Obligations and Risk

The following table summarizes our contractual obligations at December 31, 2015 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$19,963,634	$2,731,356	$2,807,921	$2,290,057	$1,998,139	$1,763,150	$8,373,011
Notes payable	589,226	458,975	130,251	-	-	-	-
	$20,552,860	$3,190,331	$2,938,172	$2,290,057	$1,998,139	$1,763,150	$8,373,011

Off-Balance Sheet Arrangements

During the year ended December 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The Joint Corp. and Subsidiary

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of The Joint Corp. and Subsidiary (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Joint Corp. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

Denver, Colorado

March 17, 2016

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$16,792,850	$20,796,783
Restricted cash	385,282	224,576
Accounts receivable, net	743,239	704,905
Income taxes receivable	70,981	395,814
Notes receivable - current portion	60,908	27,528
Deferred franchise costs - current portion	605,850	622,800
Prepaid expenses and other current assets	366,033	375,925
Total current assets	19,025,143	23,148,331
Property and equipment, net	7,138,746	1,134,452
Notes receivable, net of current portion and reserve	15,823	31,741
Deferred franchise costs, net of current portion	1,534,700	2,574,450
Deferred tax asset	-	208,800
Intangible assets, net	2,542,269	153,000
Goodwill	2,466,937	636,104
Deposits and other assets	638,710	585,150
Total assets	$33,362,328	$28,472,028

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,996,971	$1,178,987
Accrued expenses	375,529	92,418
Co-op funds liability	201,078	186,604
Payroll liabilities	1,493,375	617,944
Notes payable - current portion	451,850	-
Deferred rent - current portion	334,560	93,398
Deferred revenue - current portion	2,579,423	1,957,500
Other current liabilities	54,596	50,735
Total current liabilities	7,487,382	4,177,586
Notes payable, net of current portion	130,000	-
Deferred rent, net of current portion	457,290	451,766
Deferred revenue, net of current portion	4,369,702	7,915,918
Other liabilities	238,648	299,405
Total liabilities	12,683,022	12,844,675
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of December 31, 2015, and December 31, 2014	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,070,180 shares issued and 12,536,180 shares outstanding as of December 31, 2015 and 10,196,510 shares issued and 9,662,510 outstanding as of December 31, 2014	13,070	10,197
Additional paid-in capital	35,267,376	21,420,975
Treasury stock (534,000 shares as of December 31, 2015 and December 31, 2014, at cost)	(791,638)	(791,638)
Accumulated deficit	(13,809,502)	(5,012,181)
Total stockholders' equity	20,679,306	15,627,353
Total liabilties and stockholders' equity	$33,362,328	$28,472,028

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2015	2014
Revenues:
Royalty fees	$4,515,203	$3,194,286
Franchise fees	2,471,259	1,933,500
Revenues and management fees from company clinics	3,651,273	-
Advertising fund revenue	1,191,124	459,493
IT related income and software fees	808,070	840,825
Regional developer fees	866,802	478,500
Other revenues	331,700	210,058
Total revenues	13,835,431	7,116,662
Cost of revenues:
Franchise cost of revenues	2,642,451	2,081,382
IT cost of revenues	177,462	264,440
Total cost of revenues	2,819,913	2,345,822
Selling and marketing expenses	3,691,782	1,117,163
Depreciation and amortization	1,268,955	210,123
General and administrative expenses	15,371,223	5,070,263
Total selling, general and administrative expenses	20,331,960	6,397,549
Loss from operations	(9,316,442)	(1,626,709)

Other income (expense):
Bargain purchase gain	261,147	-
Other income (expense), net	22,119	(64,075)
Total other income (expense)	283,266	(64,075)

Loss before income tax (expense) benefit	(9,033,176)	(1,690,784)

Income tax (expense) benefit	235,855	(1,340,436)

Net loss and comprehensive loss	$(8,797,321)	$(3,031,220)

Loss per share:
Basic and diluted loss per share	$(0.88)	$(0.56)

Weighted average shares	10,042,001	5,451,851

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balances, December 31, 2013	25,000	$25	5,340,000	$5,340	$1,546,373	$(791,638)	$(1,980,961)	$(1,220,861)
Stock-based compensation expense	-	-	-	-	101,830	-	-	101,830
Issuance of common stock - IPO, net of offering costs of $2,647,396	-	-	3,450,000	3,450	19,774,154	-	-	19,777,604
Issuance of vested restricted stock	-	-	71,510	72	(72)	-	-	-
Conversion of preferred stock to common stock	(25,000)	(25)	1,335,000	1,335	(1,310)	-	-	-
Net loss	-	-	-	-	-	-	(3,031,220)	(3,031,220)
Balances, December 31, 2014	-	-	10,196,510	10,197	21,420,975	(791,638)	(5,012,181)	15,627,353
Stock-based compensation expense	-	-	-	-	825,145	-	-	825,145
Issuance of common stock, net of offering costs of $1,351,403	-	-	2,613,636	2,614	13,020,981	-	-	13,023,595
Issuance of vested restricted stock	-	-	259,589	260	(260)	-	-	-
Exercise of stock options	-	-	445	-	534	-	-	534
Net loss	-	-	-	-	-	-	(8,797,321)	(8,797,321)
Balances, December 31, 2015	-	$-	13,070,180	$13,070	$35,267,376	$(791,638)	$(13,809,502)	$20,679,306

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,797,321)	$(3,031,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	61,629	102,782
Regional developer fees recognized upon acquisition of development rights	(254,250)	-
Regional developer fees recognized upon termination of regional developer agreements	(282,750)	-
Net franchise fees recognized upon termination of franchise agreements	(521,350)	-
Notes receivable issued for payment of transfer fees	(59,850)	-
Depreciation and amortization	1,268,955	210,123
(Gain) loss on sale of property and equipment	(11,500)	10,127
Deferred income taxes	40,800	1,758,100
Bargain purchase gain	(261,147)	-
Stock based compensation expense	825,145	101,830
Changes in operating assets and liabilties, net of effects from acquisitions:
Restricted cash	(160,706)	(165,790)
Accounts receivable	(99,963)	(369,532)
Income taxes receivable	324,833	(395,814)
Prepaid expenses and other current assets	9,892	(352,196)
Deferred franchise costs	127,550	(20,400)
Deposits and other assets	(39,235)	-
Accounts payable	(291,480)	952,230
Accrued expenses	165,602	92,418
Co-op funds liability	14,474	132,471
Payroll liabilities	875,431	489,574
Other liabilities	(105,973)	(25,447)
Deferred rent	246,686	545,164
Income taxes payable	-	(419,297)
Deferred revenue	128,049	(52,568)
Net cash used in operating activities	(6,796,479)	(437,445)

Cash flows from investing activities:
Cash paid for acquisitions	(4,925,525)	(900,000)
Reacquisition and termination of regional developer rights	(1,075,500)	-
Advances for reacquisition and termination of regional developer rights	-	(507,500)
Purchase of property and equipment	(4,065,946)	(659,305)
Proceeds received on sale of property and equipment	11,500	2,500
Payments received on notes receivable	42,388	4,179
Net cash used in investing activities	(10,013,083)	(2,060,126)

Cash flows from financing activities:
Proceeds from issuance of common stock - initial public offering	-	22,425,000
Proceeds from issuance of common stock - follow-on public offering	14,374,998	-
Offering costs paid	(1,351,403)	(2,647,396)
Proceeds from exercise of stock options	534	-
Repayments on note payable	(218,500)	-
Net cash provided by financing activities	12,805,629	19,777,604

Net (decrease) increase in cash	(4,003,933)	17,280,033
Cash at beginning of year	20,796,783	3,516,750
Cash at end of year	$16,792,850	$20,796,783

Supplemental disclosure of cash flow information:

During the year ended December 31, 2015 and 2014, cash paid for income taxes was $0 and $420,250, respectively. During the year ended December 31, 2015 and 2014, cash paid for interest was $2,344 and $0, respectively.

Supplemental disclosure of non-cash activity:

In connection with our acquisitions of franchises during the year ended December 31, 2015, we acquired $1,504,169 of property and equipment, intangible assets of $1,942,180, goodwill of $1,830,833, favorable leases of $521,825, assumed unfavorable leases of $49,077, deferred revenue associated with membership packages paid in advance of $106,908, and a deferred tax liability of $168,000 in exchange for $4,925,525 in cash and an aggregate amount of $800,350 in notes payable to the sellers.  Additionally, at the time of these transactions, we carried deferred revenue of $1,005,500, representing franchise fees collected upon the execution of franchise agreements, and deferred costs of $493,500, related to our acquisition of undeveloped franchises.  In accordance with ASC-952-605, we netted these amounts against the aggregate purchase price of the acquisitions (Note 2).

In connection with our reacquisition and termination of regional developer rights during the year ended December 31, 2015, we had deferred revenue of $914,000, representing license fees collected upon the execution of the regional developer agreements.  In accordance with ASC-952-605, we netted these amounts against the aggregate purchase price of the acquisitions (Note 6).

As of December 31, 2015, we had property and equipment purchases of $1,109,464 and $117,509 which were included in accounts payable and accrued expenses respectively.

During the year ended December 31, 2014, warrants were issued for services in connection with the Company's initial public offering of $113,929.  During the year December 31, 2014 $25 of preferred stock was converted to common stock.

As of December 31, 2014, we recorded a deposit of $507,500 for the reacquisition and termination of regional developer rights, which were paid in advance.  During the year ended December 31, 2015, upon the effective date of the agreement, we reclassified $507,500 from deposits to intangible assets.

During the year ended December 31, 2014, warrants were issued for services in connection with the Company's initial public offering of $113,929.  During the year December 31, 2014 $25 of preferred stock was converted to common stock.

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

All significant intercompany accounts and transactions between The Joint Corp. and its subsidiary have been eliminated in consolidation. Certain balances were reclassified from selling and marketing expenses and general and administrative expenses to IT cost of revenues for the year ended December 31, 2014 to conform to current year presentation.

Comprehensive Loss

 Net loss and comprehensive loss are the same for the years ended December 31, 2015 and 2014.

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

The following table summarizes the number of clinics in operation under franchise agreements or that are company-owned or managed for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
Franchised clinics:	2015	2014
Clinics open at beginning of period	242	175
Opened during the period	54	73
Acquired during the period	(24)	(4)
Closed during the period	(7)	(2)
Clinics in operation at the end of the period	265	242

	Year Ended December 31,
Company-owned or managed clinics:	2015	2014
Clinics open at beginning of period	4	-
Opened during the period	21	-
Acquired during the period	24	4
Closed during the period	(2)	-
Clinics in operation at the end of the period	47	4

Total clinics in operation at the end of the period	312	246

Clinics licenses sold but not yet developed	168	268

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

Certain states in which the Company manages clinics, regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. Such PCs are VIEs. In these states, the Company has entered into management services agreements with PCs under which the Company provides on an exclusive basis, all non-clinical services of the chiropractic practice.  The Company has analyzed its relationship with the PCs and has determined that the Company does not have the power to direct the activities of the PCs. As such, the activity of the PCs is not included in the Company’s consolidated financial statements

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all of the proceeds of its public offerings in short-term bank deposits. The Company had no cash equivalents as of December 31, 2015 and 2014.

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

Concentrations of Credit Risk

From time to time the Company grants credit in the normal course of business to franchisees related to the collection of royalties, and other operating revenues. The Company periodically performs credit analysis and monitors the financial condition of the franchisees to reduce credit risk. As of December 31, 2015 and 2014, three PC entities, and six franchisees represented 31% and 56%, respectively, of outstanding accounts receivable. The Company did not have any franchisees that represented greater than 10% of our revenues during the years ended December 31, 2015 and 2014.

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees, royalty fees and marketing and advertising expenses and amounts due from PCs for which we perform management services for the repayment of working capital advances. The Company considers a reserve for doubtful accounts based on the creditworthiness of the franchisee or named entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. The losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2015 and 2014, the Company had an allowance for doubtful accounts of $142,661 and $81,032, respectively.

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

Software Developed

The Company capitalizes certain software development costs. These capitalized costs are primarily related to proprietary software used by clinics for operations and by the Company for the management of operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized as assets in progress until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Software developed is recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally 5 years.

Intangible Assets

Intangible assets consist primarily of re-acquired franchise rights and customer relationships.  The Company amortizes the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which range from six to eight years. The fair value of customer relationships is amortized over their estimated useful life of two years.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions discussed in Note 2.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the years ended December 31, 2015 and 2014.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments of long-lived assets were recorded for the years ended December 31, 2015 and 2014.

Advertising Fund

The Company has established an advertising fund for national/regional marketing and advertising of services offered by its clinics. The monthly marketing fee was increased to 2% in January 2015. The Company segregates the marketing funds collected which are included in restricted cash on its consolidated balance sheets. As amounts are expended from the fund, the Company recognizes advertising fund revenue and a related expense. Amounts collected in excess of marketing expenditures are included in restricted cash on the Company’s consolidated balance sheets.

Co-Op Marketing Funds

Some franchises have established regional Co-Ops for advertising within their local and regional markets. The Company maintains a custodial relationship under which the marketing funds collected are segregated and used for the purposes specified by the Co-Ops’ officers. The marketing funds are included in restricted cash on the Company’s consolidated balance sheets.

Deferred Rent

The Company leases office space for its corporate offices and company-owned and managed clinics under operating leases, which may include rent holidays and rent escalation clauses.  It recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the term of the lease.  The Company records tenant improvement allowances as deferred rent and amortizes the allowance over the term of the lease, as a reduction to rent expense.

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

During the year ended December 31, 2015, we terminated 33 franchise licenses that were in default of various obligations under their respective franchise agreements. In conjunction with these terminations, during the year ended December 31, 2015, we recognized $957,000 of revenue and $435,650 of costs, which were previously deferred.

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

Advertising Costs

The Company incurs advertising costs in addition to those included in the advertising fund. The Company’s policy is to expense all operating advertising costs as incurred. Advertising expenses for years ended December 31, 2015 and 2014 were $1,525,687 and $145,492, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 that requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to depreciation of property and equipment and treatment of revenue for franchise fees and regional developer fees collected. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

At December 31, 2015 and 2014, the Company maintained a liability for income taxes for uncertain tax positions of approximately $66,000 and $122,000, respectively, of which $33,000 and $30,000, respectively, represent penalties and interest and are recorded in the  “other liabilities” section of the accompanying consolidated balance sheets. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The Company’s tax returns for tax years subject to examination by tax authorities include 2011 through the current period for state and 2012 through the current period for federal reporting purposes.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock, and stock options.

	Year Ended December 31,
	2015	2014

Net loss	$(8,797,321)	$(3,031,220)

Weighted average common shares outstanding - basic	10,042,001	5,451,851
Effect of dilutive securities:
Stock options	-	-
Weighted average common shares outstanding - diluted	10,042,001	5,451,851

Basic and diluted loss per share	$(0.88)	$(0.56)

The following table summarizes the potential shares of common stock that were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive:

	Year Ended December 31,
	2015	2014
Unvested restricted stock	339,288	590,868
Stock options	477,459	314,775
Warrants	90,000	90,000

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for doubtful accounts, share-based compensation arrangements, fair value of stock options, useful lives and realizability of long-lived assets, classification of deferred revenue and deferred franchise costs, uncertain tax positions, realizability of deferred tax assets, impairment of goodwill and intangible assets and purchase price allocations.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2018. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor have we determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern.” The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company is currently evaluating the effect of adoption of this standard, if any, on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The update requires retrospective application and represents a change in accounting principle.  The update is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not been previously issued.  ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.”  The guidance provides clarification on whether a cloud computing arrangement includes a software license.  If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract.  The update is effective for reporting periods beginning after December 15, 2015.  The Company is currently evaluating the effect of adoption of this standard, if any, on its consolidated financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The update requires than an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The Company adopted this ASU during the third quarter of 2015. Accordingly, the Company applied the amendments in this update to the measurement period adjustments made during the year and disclosed the adjustments in Note 2.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 470): Balance Sheet Classification of Deferred Taxes.” The update eliminates the requirement to separate deferred income tax assets and liabilities into current and noncurrent amounts within a classified balance sheet. Under ASU 2015-17, the presentation of deferred income taxes is simplified, as all deferred income tax assets and liabilities are to be classified as noncurrent. The existing requirement that deferred income tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU 2015-17. The Company has adopted the guidance under ASU 2015-17 retrospectively and prior periods were retrospectively adjusted.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10),” Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. The Company is currently evaluating the effect of adoption of this standard, if any, on its consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The changes require that substantially all operating leases be recognized as assets and liabilities on our balance sheet, which is a significant departure from the current standard, which classifies operating leases as off balance sheet transactions and accounts for only the current year operating lease expense in the statement of operations. The right to use the leased property is to be capitalized as an asset and the expected lease payments over the life of the lease will be accounted for as a liability. The effective date is for fiscal years beginning after December 31, 2018. While we have not quantified the impact this proposed standard would have on our financial statements, if our current operating leases are instead recognized on the balance sheet, it will result in a significant increase in the liabilities reflected on our balance sheet and in the interest expense and depreciation and amortization expense reflected in our statement of operations, while reducing the amount of rent expense. This could potentially decrease our reported net income.

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

The Company has retrospectively adjusted the consolidated balance sheet as of December 31, 2014 related to adjustments to the purchase price allocation of the above acquisition.  The impacts are adjustments to deferred franchise costs, goodwill and deferred revenue, with no changes to total net assets.  There were no impacts on the consolidated statements of operations or cash flows for any prior periods as a result of these adjustments.  The balance sheet impacts are as follows:

	December 31, 2014
	As reported	As revised

Deferred franchise costs - current portion	$668,700	$622,800
Goodwill	$677,204	$636,104
Deferred revenue - current portion	$2,044,500	$1,957,500

Franchises acquired during 2015

During the year ended December 31, 2015, the Company continued to execute its growth strategy and entered into a series of unrelated transactions with existing franchisees to re-acquire an aggregate of 24 developed and 35 undeveloped franchises throughout Arizona, California, and New York for an aggregate purchase price of $5,725,875, subject to certain adjustments, consisting of cash of $4,925,525 and notes payable of $800,350. Of the 24 developed franchises, the Company is operating 22 as company-owned or managed clinics and has closed the remaining two clinics. The 35 undeveloped franchises have been terminated and the Company may relocate them. At the time these transactions were consummated, the Company carried a deferred revenue balance of $1,005,500, representing franchise fees collected upon the execution of the franchise agreements, and deferred franchise costs of $493,500, related to undeveloped franchises.  The Company accounted for the franchise rights associated with the undeveloped franchise as a cancellation, and the respective deferred revenue and deferred franchise costs were netted against the aggregate purchase price.  The remaining $5,213,875 was accounted for as consideration paid for the acquired franchises.

Additionally, in January 2015, in connection with the default by a franchisee under its franchise agreement, the Company assumed substantially all of the assets of a clinic in Tempe, Arizona in exchange for $25,000.  The Company has accounted for this as a business combination.  The Company completed its valuation of the fair value of the assets acquired, including intangible assets, in September 2015. Because the net assets acquired exceeded the consideration paid, the Company recognized a bargain purchase gain of $233,804 during the year ended December 31, 2015.

The Company also recognized a bargain purchase gain of $27,343 related to the acquisition of two developed clinics and seven undeveloped units in San Diego, California. Total bargain purchase gain for the year ended December 31, 2015 was $261,147.

The Company incurred $393,069 of transaction costs related to these acquisitions for the year ended December 31, 2015 which are included in general and administrative expenses in the accompanying statements of operations.

Purchase Price Allocation

The purchase price allocations for these acquisitions are complete with the exception of the acquisition completed on December 29, 2015. For that transaction the balances are preliminary and subject to further adjustment upon finalization of the opening balance sheet. The following summarizes the aggregate fair values of the assets acquired and liabilities assumed during 2015 as of the acquisition date:

Property and equipment	$1,504,169
Intangible assets	1,942,180
Favorable leases	521,825
Goodwill	1,830,833
Total assets acquired	5,799,007
Unfavorable leases	(49,077)
Deferred membership revenue	(106,908)
Net assets acquired	5,643,022
Deferred tax liability	(168,000)
Bargain purchase gain	(261,147)
Net purchase price	$5,213,875

Intangible assets in the table above consist of reacquired franchise rights of $1,458,667 and customer relationships of $483,514, and will be amortized over their estimated useful lives ranging from six to eight years and two years, respectively.

The estimates of the fair value of the assets or rights acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the accounting for the acquisitions that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired, residual goodwill and any related tax impact. The fair value of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it evaluates any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair value is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods. During the year ended December 31, 2015, the Company made certain measurement period adjustments related to several acquisitions consummated during the year. Property and equipment was decreased by $128,900, intangible assets increased by $317,959, favorable leases increased by $455,279, deferred membership revenue increased by $10,393, deferred tax liability increased by $168,000 and bargain purchase gain decreased by $123,067 with the resulting offset to goodwill of $609,798.

Goodwill recorded in connection with these acquisitions was attributable to the workforce of the clinics and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax-deductible.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the years ended December 31, 2015 and 2014 as if the acquisitions had been completed on January 1, 2014.

	Pro Forma for the Year Ended December 31,
	2015	2014
Revenues, net	$15,083,156	$10,566,763
Net loss	$(9,927,271)	$(4,518,553)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2014 and 2015 prior to the acquisitions is included based on prior accounting records maintained by the acquired companies. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisitions. For 2015, this information includes actual data recorded in its financial statements for the period subsequent to the date of the acquisitions. The Company’s consolidated statement of operations for the year ended December 31, 2015 includes net revenue and net loss of $3,651,139 and $(3,443,459), respectively, attributable to the 2015 acquisitions. As the 2014 acquisition occurred on the last day of the period, there were no net revenues or income attributable to the acquisition.

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

Effective July 2015, the Company entered into a license transfer agreement, in exchange for $29,925 in an unsecured promissory note.  The note bears interest at 4.0% per annum, and requires monthly principal payments over 12 months, beginning on August 1, 2015 and maturing on July 1, 2016.

The outstanding balance of the notes as of December 31, 2015 and 2014 were $76,731 and $59,269, respectively.

Note 4:      Property and Equipment

Property and equipment consist of the following:

	December 31, 2015	December 31, 2014

Office and computer equipment	$963,299	$209,575
Leasehold improvements	4,672,582	665,961
Software developed	691,827	564,560
Gross property and equipment	6,327,708	1,440,096
Accumulated depreciation	(1,098,438)	(305,644)
	5,229,270	1,134,452
Construction in progress	1,909,476	-
Property and equipment, net	$7,138,746	$1,134,452

Depreciation expense was $792,794 and $210,123 for the years ended December 31, 2015 and 2014, respectively.

Construction in progress relates to the ongoing development of company-owned or managed clinics, which are not yet placed in service.

Note 5:      Fair Value Consideration

The Company’s financial instruments include cash, restricted cash, accounts receivable, notes receivable, accounts payable accrued expenses and notes payable. The carrying amounts of its financial instruments approximate their fair value due to their short maturities.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on reliability of the inputs as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2015 and 2014, the Company does not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

Note 6:      Intangible Assets

During the year ended December 31, 2015, the Company entered into several agreements to repurchase regional developer licenses, reacquiring rights in Los Angeles County, San Diego, and Orange County, all located in the state of California, Erie County, Monroe County, Nassau County, Suffolk County, and Albany County, all located in the state of New York, and the regional developer license in New Jersey in exchange for cash consideration of $1,583,000, of which $507,500 was recorded as a cash advance at December 31, 2014.  The Company carried a deferred revenue balance associated with these transactions of $914,000, representing license fees collected upon the execution of the regional developer agreements.  In accordance with ASC 952-605, the Company accounted for the development rights associated with the unsold or undeveloped franchises as cancellations, and the respective deferred revenue was netted against the aggregate purchase price or recognized as revenue to the extent deferred revenue was in excess of the cash consideration paid.   During the year ended December 31, 2015, the revenue recognized as excess deferred regional developer fees totaled $254,250. The remaining balance was accounted for as consideration paid for the reacquired development rights. As the deferred revenue with respect to these regional developer rights had previously been taken into account for income tax purposes, the tax basis in the reacquired development rights is equal to the cash consideration paid.

Intangible assets consisted of the following:

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,539,667	$174,313	$1,365,354
Customer relationships	555,513	190,500	365,013
Reacquired development rights	923,250	111,348	811,902
	$3,018,430	$476,161	$2,542,269
Unamortized intangible assets:
Goodwill			2,466,937
Total intangible assets			$5,009,206

Amortization expense was $476,161 for the year ended December 31, 2015. There was no amortization expense for the year ended December 31, 2014.

Estimated amortization expense for 2016 and subsequent years is as follows:

2016	$660,596
2017	470,096
2018	351,006
2019	351,006
2020	351,006
Thereafter	358,559
Total	$2,542,269

Note 7:	Notes Payable

Beginning in February, 2015, the Company delivered 12 notes payable totaling $800,350 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates range from 1.5% to 5.25% with maturities through February of 2017. Repayments during the year ended December 31, 2015 totaled $218,500.

Maturities of the Company’s notes payable are as follows as of December 31, 2015:

2016	$451,850
2017	130,000
Total	$581,850

Note 8:     Equity

Public Offerings of Common Stock

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

On November 25, 2015 the Company closed its follow-on offering of 2,272,727 shares of our common stock, offered and sold by the Company, at a price to the public of $5.50 per share. On December 30, 2015 the underwriters of the Company’s s public offering of common stock exercised their over-allotment option to purchase an additional 340,909 shares of common stock at a public offering price of $5.50 per share After giving effect to the over-allotment exercise, the total number of shares offered and sold in the Company’s follow-on public offering increased to 2,613,636 shares. With the over-allotment option exercise, the Company received aggregate net proceeds of approximately $13.0 million.

Stock Options

In November 2012, the Company adopted the 2012 Stock Plan (“2012 Plan”). The 2012 Plan’s purpose is to attract and retain the best available personnel for positions of substantial responsibility, provide incentives and additional ownership opportunities for employees, directors, and consultants, and generally promote the success of the Company’s business. The 2012 Plan permits the Company to grant incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors, and consultants for a period of ten years.

On May 15, 2014, the Company adopted the 2014 Stock Plan (“2014 Plan”). The 2014 Plan is designed to supersede and replace the 2012 Plan, effective as of the adoption date and set aside 1,513,000 shares of the Company’s common stock that may be granted under the 2014 Plan.

During the year ended December 31, 2014, the Company granted 321,895 stock options to employees and certain non-employee members of its board of directors with exercise prices ranging from $1.20 - $6.50.

During the year ended December 31, 2015, the Company granted 240,160 stock options to employees and certain non-employee members of its board of directors with exercise prices ranging from $5.99 - $9.62.

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

The Company has computed the fair value of all options granted during the years ended December 31, 2015 and 2014, using the following assumptions:

	Years Ended December 31,
	2015			2014
Expected volatility	44%	-	50%	43%	-	46%
Expected dividends		None			None
Expected term (years)	5.5	-	7	5.5	-	7.5
Risk-free rate	1.54%	to	2.01%	0.07%	-	2.05%
Forfeiture rate		20%			None

The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2013	-	-	-
Granted at market price	321,895	2.04
Exercised	-	-
Cancelled	(7,120)	1.20
Outstanding at December 31, 2014	314,775	$2.23	$0.92	9.2
Granted at market price	240,160	8.16
Exercised	(445)	1.20
Cancelled	(77,031)	7.88
Outstanding at December 31, 2015	477,459	$4.30	$2.01	8.7
Exercisable at December 31, 2015	178,856	$3.08	$1.36	8.2

The intrinsic value of the Company’s stock options outstanding was $1,171,360 at December 31, 2015.

For the years ended December 31, 2015 and 2014, stock based compensation expense for stock options was $328,772 and $32,105, respectively.  Unrecognized stock-based compensation expense for stock options for the year ended December 31, 2015 was $854,051, which is expected to be recognized ratably over the next 2.48 years.

Restricted Stock

On January 1, 2014, the Company granted restricted stock awards to executives to earn an aggregate of 567,375 shares of common stock. The restricted stock was granted in two tranches. The first tranche vests over a period of four years from the grant date.  The second tranche began vesting upon completion of the Company’s initial public offering on November 14, 2014 over a three year period.  The fair market value of the 567,375 shares of restricted stock was valued at $1.20 per share, determined by the Board of Directors, totaling approximately $679,000 to be recognized ratably as the stock is vested.

On December 16, 2014, the Company granted restricted stock to an executive to earn 95,000 shares of common stock.  These shares vest over a four year period from the grant date.  The estimated fair market value of these shares was valued at $6.20 per share, based on the Company’s stock trading price, totaling approximately $589,000 to be recognized ratably as the stock is vested.

During 2015, the Company granted restricted stock to two employees to earn 8,000 shares of common stock. These shares vest over a four year period from grant date. The estimated fair market value of these shares was valued at $9.62 per share, based on the Company’s stock trading price, totaling approximately $76,960 to be recognized ratably as the stock is vested.

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Outstanding at December 31, 2013	-
Restricted stock awards granted	662,375
Awards forfeited or exercised	-
Outstanding at December 31, 2014	662,375
Restricted stock awards granted	8,000
Awards forfeited or exercised	-
Outstanding at December 31, 2015	670,375

For the years ended December 31, 2015 and 2014, stock based compensation expense for restricted stock awards was $496,373 and $69,725, respectively.  Unrecognized stock based compensation expense for restricted stock awards as of December 31, 2015 was $790,706 to be recognized ratably over 2.51 years.

Warrants

In conjunction with the IPO, the Company issued warrants to the underwriters for the purchase of 90,000 shares of common stock, which can be exercised between November 10, 2015 and November 10, 2018 at an exercise price of $8.125 per share.  For the year ended December 31, 2014, a net cost of $113,929 was recorded against proceeds under additional paid in capital, associated with these awards. The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on November 10, 2018 and have a remaining contractual life of 2.9 years as of December 31, 2015.

The Company has computed the fair value of all warrants granted during the year ended December 31, 2015 and 2014, using the following assumptions:

	December 31,
	2015	2014
Volatility	-	33%
Risk-free interest rate	-	0.78%
Contractual term (years)	-	4.0

The information below summarizes the warrants:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value

Outstanding at December 31, 2014	90,000	$8.13	3.9	-

Granted	-	-	-	-

Outstanding at December 31, 2015	90,000	$8.13	2.9	$-

Exercisable at December 31, 2015	90,000	$8.13	2.9	$-

Preferred Stock

The Company has 50,000 shares authorized as preferred stock. The preferred stock is senior to common stock and each share has the same voting rights as the common stockholders. The liquidation preference is equal to the stated value of the stock plus any dividends declared but unpaid at the time of a liquidation event. The preferred shares are convertible to common stock at the option of the holder at a rate of one share of preferred stock for 53.4 shares of common stock. On November 14, 2014, the holders of the Company’s preferred stock converted all 25,000 outstanding shares of preferred stock to 1,335,000 shares of common stock.

Common Stock

On November 26, 2012, the Board declared a dividend of 29 shares of the Company’s common stock on each share of common stock outstanding as of December 1, 2012. The stock dividend was effective and payable automatically as of the effective date of the Certificate of Amendment to the Company’s Certificate of Incorporation which was January 9, 2013. The stock dividend has been accounted for as a stock split and retroactively reflected in these consolidated financial statements. On September 16, 2014, the Board declared a second stock dividend of .78 shares of common stock for each share of common stock outstanding as of September 15, 2014. The second stock dividend was effective and payable automatically as of the effective date of the Company’s Amended and Restated Certificate of Incorporation, which was September 17, 2014.  This stock dividend has been accounted for as a stock split and retroactively reflected in these consolidated financial statements.

On January 9, 2013, a Certificate of Amendment of Certificate of Incorporation was filed with the Delaware Secretary of State. This amendment authorized the Company to increase the number of common stock shares from 150,000 to 4,000,000. A subsequent Certificate of Amendment of Certificate of Incorporation was filed on December 24, 2013, authorizing the Company to increase the number of common stock shares to 4,250,000. An Amended and Restated Certificate of Incorporation was filed on September 17, 2014, authorizing the Company to increase the number of common stock shares to 20,000,000.

Note 9:      Income Taxes

Income tax (benefit) provision reported in the consolidated statements of operations is comprised of the following:

	December 31,
	2015	2014
Current benefit:
Federal	$(208,900)	$(388,900)
State, net of state tax credits	(67,800)	(28,800)
Total current benefit	(276,700)	(417,700)

Deferred provision:
Federal	40,800	1,403,100
State	-	355,000
Total deferred provision	40,800	1,758,100

Total income tax (benefit) provision	$(235,900)	$1,340,400

The following are the components of the Company’s net deferred taxes for federal and state income taxes:

	December 31,
	2015	2014
Deferred revenue	$1,988,200	$2,999,300
Deferred franchise costs	(664,000)	(932,900)
Allowance for doubtful accounts	1,781,000	30,800
Accrued expenses	74,900	197,300
Goodwill	87,000	-
Restricted stock compensation	(44,100)	(231,300)
Nonqualified stock options	109,600	-
Deferred rent	209,700	207,000
Net operating loss carryforwards	1,849,100	38,200
Tax Credits	14,200	-
Charitable contribution carryover	1,300	400
Asset basis difference related to property and equipment	167,500	(45,400)
Gross non-current deferred tax asset	5,574,400	2,263,400
Less valuation allowance	(5,574,400)	(2,054,600)
Net non-current deferred tax asset	$-	$208,800

At December 31, 2015, the Company has federal and state net operating losses of approximately $4,533,000 and $6,016,000, respectively. These net operating losses are available to offset future taxable income and will begin to expire in 2035 for federal purposes and 2019 for state purposes.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss, compared to the income tax (benefit) provision in the consolidated statements of operations:

	For the Years Ended December 31,
	2015		2014
	Amount	Percent	Amount	Percent
Expected federal tax benefit	$(3,071,300)	-34.00%	$(574,900)	-34.00%
State tax provision, net of federal benefit	(387,500)	-4.29%	(72,500)	-4.29%
Effect of increase in valuation allowance	3,519,800	38.97%	2,054,600	121.52%
Permanent differences	(58,800)	-0.65%	23,900	1.41%
Non-deductible expenses	(46,500)	-0.51%	(20,900)	-1.24%
Effect of reduced state rates for deferred	(80,100)	-0.89%	33,000	1.95%
Other, net	(111,500)	-1.23%	(102,800)	-6.08%
Total income tax (benefit) provision	$(235,900)	-2.61%	$1,340,400	79.28%

The state tax expense (benefit), penalties and interest stem from uncertain tax positions related to unresolved state apportionment of taxable income.

Changes in the Company’s income tax (benefit) provision related primarily to changes in pretax loss during the year ended December 31, 2015, as compared to year ended December 31, 2014, and changes in the effective rate of -2.6% and 79.3%, respectively. The difference is due to a valuation allowance on the Company's deferred tax assets, uncertain tax positions that were recorded during the prior period, the increase in the state income tax rate, and the impact of certain permanent differences on taxable income.

For the year ended December 31, 2015 and, 2014, the Company recorded a liability for income taxes for operations and uncertain tax positions of $65,600 and $121,700, respectively, of which $33,000 and $30,000 respectively, represent penalties and interest and are recorded in the “other liabilities” section of the accompanying consolidated balance sheets. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. Management made a determination that the Company was not in compliance with several state and local tax jurisdictions in which the Company was doing business. Accordingly, management undertook to analyze its tax exposures, both income and otherwise, with respect to jurisdictions in which compliance was deemed to be inadequate and has entered into Voluntary Disclosure Agreements (VDAs) with the taxing authorities. The Company’s tax returns for tax years subject to examination by tax authorities include 2012 through the current period for state and federal reporting purposes.

The following table sets forth a reconciliation of the beginning and ending amount of uncertain tax benefits during the tax years ended December 31, 2015 and 2014:

	2015	2014
Unrecognized tax benefit - January 1	$91,700	$114,500
Gross increases - tax positions in prior period	-	-
Gross decreases - tax positions in prior period	(59,100)	(22,800)
Gross increases - tax positions in current period	-	-
Settlements	-	-
Lapse of statute of limitations	-	-
Uncertain tax benefit - December 31	$32,600	$91,700

Note 10:    Related Party Transactions

The Company entered into consulting and legal agreements with certain common stockholders related to services performed for the operations and transaction related activities of the Company.  Amounts paid to or for the benefit of these stockholders was approximately $643,000 and $923,000 for the years ended December 31, 2015 and 2014, respectively.

Note 11:    Commitments and Contingencies

Operating Leases

The Company leases its corporate office space with 66 monthly payments increasing from $10,500 to $22,000, beginning February 3, 2014, the date it took occupancy of the new office space.  During the year ended 2015, the Company assumed 47 additional leases for clinic locations.  These leases vary in length from 18 to 124 months and have monthly payments ranging from $1,432 to $13,213.

Total rent expense for the years ended December 31, 2015 and 2014 was $1,574,803 and $134,801, respectively.

Future minimum annual lease payments are as follows:

2016	$2,731,356
2017	2,807,921
2018	2,290,057
2019	1,998,139
2020	1,763,150
Thereafter	8,373,011
Total	$19,963,634

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on the Company.

On July 7, 2015, a group of six current or former franchisees that owned 18 franchise licenses, whose licenses had been terminated by the Company due to defaults in performance, commenced a collective arbitration proceeding in San Diego, California. The claimants’ demand for arbitration asserts claims for breach of contract, promissory fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, wrongful termination of franchise agreements and “wrongful competition” pursuant to unspecified state business practices, unfair competition and franchise statutes. The claimants also seek “a preliminary and permanent injunction prohibiting the Company from seeking to operate corporate clinics within 25 miles of any franchise clinic.” Although commenced in California, the arbitration proceeding has been moved to Arizona, pursuant to the franchise agreements in dispute, which include clauses that make it mandatory for any arbitration proceeding to be conducted in Phoenix, Arizona. Each agreement also requires claims to be arbitrated on an individual, not class-wide basis. The Company does not believe any of the claims, either collectively or individually, have any legal merit and intends to vigorously defend the arbitration proceeding.

Note 12:     Subsequent Events

On January 1, 2016, the Company entered into an agreement under which it repurchased the right to develop franchises in San Bernardino and Riverside Counties in California. The total consideration for the transaction was $275,000, all of which was funded from the proceeds of the Company’s offerings of its common stock.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

The weaknesses identified by our Chief Executive Officer and Chief Financial Officer included properly segregating duties and designing and implementing processes and procedures to compile, reconcile and review accounts in a timely fashion. We have yet to adequately implement certain controls over our financial reporting cycle that address these weaknesses. The existence of these or one or more other material weaknesses or significant deficiencies could result in errors in our financial statements.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective at December 31, 2015.

Changes in Internal Controls over Financial Reporting

In an effort to remediate deficiencies in our internal control structure, during the year ended December 31, 2015, we took steps to enhance our internal controls over financial reporting, including the hiring of additional resources to oversee financial reporting, the enhancement of segregation of duties, and the engagement of third party consultants to aid in designing and implementing processes and procedures to compile, reconcile and review accounts in a timely manner. We anticipate that these, and other internal control changes to be enacted in the first half of 2016, will address our existing deficiencies.

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

ITEM 9B.                OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders, or the 2016 Proxy Statement, and is incorporated herein by reference.

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

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2016.

The Joint Corp.

By:	/s/ John B. Richards
John B. Richards
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Richards	Chief Executive Officer and Director	March 17, 2016
John B. Richards	(Principal Executive Officer) and Director

/s/ Francis T. Joyce	Chief Financial Officer and Treasurer	March 17, 2016
Francis T. Joyce	(Principal Financial Officer)

/s/ Richard A. Kerley	Lead Director	March 17, 2016
Richard A. Kerley

/s/ James Amos	Director	March 17, 2016
James Amos

/s/ Craig P. Colmar	Director	March 17, 2016
Craig P. Colmar

/s/ Steven P. Colmar	Director	March 17, 2016
Steven P. Colmar

/s/ Ronald V. DaVella	Director	March 17, 2016
Ronald V. DaVella

/s/ William R. Fields	Director	March 17, 2016
William R. Fields

/s/ Bret Sanders	Director	March 17, 2016
Bret Sanders

EXHIBIT INDEX

		Incorporated by Reference				Provided
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1	333-198860	3.2	9/19/2014
3.2	Amended and Restated Bylaws of Registrant, plus amendments.	8-K	001-36724	3(ii).1	3/07/2016
4.1	Warrant to Purchase Common Stock issued to Feltl and Company, Inc. on November 14, 2014.	S-1	333-207632	4.2	10/27/2015
4.2	Warrant to Purchase Common Stock issued to Roth Capital Partners, LLC on November 14, 2014.	S-1	333-207632	4.3	10/27/2015
10.1#	Form of Indemnification Agreement between Registrant and each of its directors and officers and related schedule.	S-1	333-198860	10.1	9/19/2014
10.2#	2012 Stock Plan.	S-1	333-198860	10.2	9/19/2014
10.3#	Amended and Restated 2014 Incentive Stock Plan.			10.3	10/27/2015
10.4#	Form of Incentive Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.4	10/27/2015
10.5#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.5	10/27/2015
10.6#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan for Article 7, Annual Option Grants.	S-1	333-207632	10.6	10/27/2015
10.7#	Form of Restricted Stock Award.	S-1	333-207632	10.7	10/27/2015
10.8	Lease Agreement dated between Registrant and DTR 14, LLC, for Registrant’s office located at 16767 North Perimeter Drive, Suite 240, Scottsdale, Arizona 85260.	S-1	333-198860	10.5	9/19/2014
10.9#	Employment Agreement between Registrant and David Orwasher dated January 1, 2014.	S-1	333-198860	10.6	9/19/2014
10.10#	Employment Term Sheet between Registrant and John B. Richards, Chief Executive Officer of Registrant.	S-1	333-198860	10.7	9/19/2014
10.11#	Employment Term Sheet between Registrant and Catherine Hall, Chief Marketing Officer of Registrant.	S-1	333-198860	10.8	9/19/2014
10.12#	Employment Agreement between The Joint Corp. and Francis T. Joyce dated December 12, 2014	8-K	001-36724	10.1	12/22/2014
10.13#	Stock Option Agreement between Registrant and David Orwasher dated January 1, 2014.	S-1	333-198860	10.9	9/19/2014
10.14#	Stock Option Agreement between Registrant and Catherine Hall dated May 15, 2014.	S-1	333-198860	10.10	9/19/2014
10.15#	Restricted Stock Award Agreement between Registrant and John B. Richards dated January 1, 2014.	S-1	333-198860	10.11	9/19/2014
10.16#	Restricted Stock Award Agreement between Registrant and David Orwasher dated January 1, 2014.	S-1	333-198860	10.12	9/19/2014
10.17#	Restricted Stock Award Agreement between Registrant and Francis T. Joyce dated December 16, 2014	S-1	333-207632	10.14	10/27/2015
10.18	Form of Registrant’s Franchise Disclosure Document.	S-1	333-198860	10.13	9/19/2014
10.19	Form of Registrant’s Regional Developer License Agreement.	S-1	333-198860	10.14	9/19/2014
10.20	Form of Registrant’s Franchise Agreement.	S-1	333-198860	10.15	9/19/2014
10.21#	Written Description of Management Services Arrangement between Registrant and Business Ventures Corp.	S-1	333-198860	10.16	9/19/2014
10.22#	Written Description of Consulting Arrangement between Registrant and John Leonesio.	S-1	333-198860	10.17	9/19/2014
10.23	Indemnification Agreement between Registrant and former director Fred Gerretzen.	S-1	333-198860	10.18	9/19/2014
10.24	Indemnification Agreement between Registrant and former officer Ronald Record.	S-1	333-198860	10.19	9/19/2014

10.25	Termination Agreement dated as of December 31, 2014 by The Joint Corp., Kairos Marketing, LLC and Chad Meisinger.	8-K	001-36724	2.2	1/07/2015
10.26	Asset and Franchise Purchase Agreement dated as of December 31, 2014 between The Joint Corp., The Joint RRC Corp., Raymond G. Espinoza, Chad Meisinger and Rob Morris.	8-K	001-36724	2.1	1/07/2015
10.27	Asset and Franchise Purchase Agreement dated as of January 30, 2015 between The Joint Corp., TJSC, LLC, Theodore Amendola and Scott Lewandowski.	8-K	001-36724	10.1	2/05/2015
10.28	Asset and Franchise Purchase Agreement dated February 17, 2015 by and among The Joint Corp., Roth & Pelan Enterprises, LLC, Timothy Roth, Blue Sky & Sunny Days, Inc., and Thomas Pelan.	8-K	001-36724	10.1	2/19/2015
10.29	Asset and Franchise Purchase Agreement dated as of February 27, 2015 between The Joint Corp., The Joint San Gabriel Valley, Inc. and Vincent Huan.	8-K	001-36724	2.1	3/09/2015
10.30	Asset and Franchise Purchase Agreement dated as of March 31, 2015 between The Joint Corp., The Joint Chiropractic Bell Towne, LLC, Marla R. Allan and Marc W. Payson.	8-K	001-36724	2.1	4/22/2015
10.31	Franchise Agreement Termination and Reinstatement Agreement dated as of as of April 30, 2015, by The Joint Corp., Stephanie McRae and South Bay Joint Development, Inc.	8-K	001-36724	2.2	5/05/2015
10.32	Asset and Franchise Purchase Agreement dated as of April 30, 2015, between The Joint Corp., San Diego Joint Development, Inc., Stephanie McRae, and Elizabeth McRae.	8-K	001-36724	2.1	5/05/2015
10.33	Regional Developer Termination Agreement dated as of as of May 18, 2015, among The Joint Corp., Dennis Conklin, Eric Hua and Orange County Wellness, Inc.	8-K	001-36724	2.2	5/21/2015
10.34	Asset and Franchise Purchase Agreement dated as of May 18, 2015, among First Light Junction, Inc., a California corporation, Eric Hua and Tracy Hua.	8-K	001-36724	2.1	5/21/2015
10.35	Asset and Franchise Purchase Agreement dated as of June 3, 2015, by and between The Joint Corp., a Delaware corporation, WHB Franchise Inc., a California corporation and William Bargfrede.	8-K	001-36724	2.1	6/05/2015
10.36	Asset and Franchise Purchase Agreement dated as of June 5, 2015, by and among The Joint Corp., a Delaware corporation, Clear Path Ventures, Inc., a California corporation, Carol Warren, and Jodi Wolf.	8-K	001-36724	2.1	6/10/2015
10.37	Asset and Franchise Purchase Agreement dated as of July 1, 2015, by and among The Joint Corp., a Delaware corporation, Chiro-Novo, LLC, an Arizona limited liability company, Kent L. Cooper, as trustee of The Kent L. Cooper Trust, Benjamin Cooper, as trustee of The Benjamin and Milena Cooper Family Trust dated May 2, 2006, Robert A. Cooper and Andrew C. Cooper.	8-K	001-36724	2.1	7/07/2015
10.38	Termination Agreement dated as of as of August 10, 2015, among The Joint Corp., a Delaware corporation and Align Group, LLC a New York limited liability company, and Marc Ressler.	8-K	001-36724	2.2	8/14/2015
10.39	Asset and Franchise Purchase Agreement dated as of August 10, 2015, by and between The Joint Corp., a Delaware corporation, Chiro Group, LLC, a New York limited liability company, Marc Ressler, Angelo Marracino, Jesse Curry and Cleon Easton.	8-K	001-36724	2.1	8/14/2015
10.40	Asset and Franchise Purchase Agreement dated as of December 29, 2015, by and among The Joint Corp., a Delaware corporation, Forte Vita Ventures, Inc., a California corporation, Neil Sinay and Jennifer M. Sinay.	8-K	001-36724	1.1	1/05/2016

10.41	Regional Developer License Purchase Agreement, dated January 1, 2016, among the Company, Christina Ybanez and Mark Elias.	8-K	001-36724	1.1	1/07/2016
21.1	List of subsidiaries of The Joint Corp.	S-1	333-198860	21.1	9/19/2014
23	Consent of EKS&H LLLP					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document (4)					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)					X

_______________

#	Management contract or compensatory plan or arrangement.