Form 10-Q
period 2016-03-31
JOINT Corp
filed 2016-05-16
CIK 1612630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, the registrant had 12,672,552 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENT

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$10,367,496	$16,792,850
Restricted cash	457,267	385,282
Accounts receivable, net	1,645,429	743,239
Income taxes receivable	38,960	70,981
Notes receivable - current portion	48,763	60,908
Deferred franchise costs - current portion	630,900	605,850
Prepaid expenses and other current assets	445,030	366,033
Total current assets	13,633,845	19,025,143
Property and equipment, net	7,968,588	7,138,746
Notes receivable, net of current portion and reserve	10,710	15,823
Deferred franchise costs, net of current portion	1,342,148	1,534,700
Intangible assets, net	2,607,342	2,542,269
Goodwill	2,466,937	2,466,937
Deposits and other assets	642,049	638,710
Total assets	$28,671,619	$33,362,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,564,406	$1,996,971
Accrued expenses	288,424	375,529
Co-op funds liability	104,532	201,078
Payroll liabilities	663,442	1,493,375
Notes payable - current portion	461,350	451,850
Deferred rent - current portion	279,251	334,560
Deferred revenue - current portion	2,714,134	2,579,423
Other current liabilities	96,290	54,596
Total current liabilities	6,171,829	7,487,382
Notes payable, net of current portion	-	130,000
Deferred rent, net of current portion	1,140,780	457,290
Deferred revenue, net of current portion	3,799,867	4,369,702
Other liabilities	206,744	238,648
Total liabilities	11,319,220	12,683,022
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of March 31, 2016, and December 31, 2015	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,118,336 shares issued and 12,584,336 shares outstanding as of March 31, 2016 and 13,070,180 shares issued and 12,536,180 outstanding as of December 31, 2015	13,118	13,070
Additional paid-in capital	35,465,555	35,267,376
Treasury stock (534,000 shares as of March 31, 2016 and December 31, 2015, at cost)	(791,638)	(791,638)
Accumulated deficit	(17,334,636)	(13,809,502)
Total stockholders' equity	17,352,399	20,679,306
Total liabilities and stockholders' equity	$28,671,619	$33,362,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Royalty fees	$1,368,831	$1,015,513
Franchise fees	514,800	348,000
Revenues and management fees from company clinics	1,658,553	387,453
Advertising fund revenue	265,721	285,516
IT related income and software fees	221,134	203,975
Regional developer fees	147,537	217,500
Other revenues	88,460	49,941
Total revenues	4,265,036	2,507,898
Cost of revenues:
Franchise cost of revenues	694,735	507,566
IT cost of revenues	45,228	37,695
Total cost of revenues	739,963	545,261
Selling and marketing expenses	738,683	967,024
Depreciation and amortization	575,544	122,596
General and administrative expenses	5,696,507	2,788,240
Total selling, general and administrative expenses	7,010,734	3,877,860
Loss from operations	(3,485,661)	(1,915,223)

Other income, net	4,924	11,500

Loss before income tax expense	(3,480,737)	(1,903,723)

Income tax expense	(44,397)	-

Net loss and comprehensive loss	$(3,525,134)	$(1,903,723)

Loss per share:
Basic and diluted loss per share	$(0.28)	$(0.20)

Basic and diluted weighted average shares	12,567,901	9,662,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,525,134)	$(1,903,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	-	847
Regional developer fees recognized upon acquisition of development rights	-	(159,500)
Net franchise fees recognized upon termination of franchise agreements	(41,100)	-
Depreciation and amortization	575,544	122,596
Gain on sale of property and equipment	-	(11,500)
Stock based compensation expense	197,669	132,287
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(71,985)	(113,985)
Accounts receivable	(902,190)	(71,611)
Income taxes receivable	32,021	-
Prepaid expenses and other current assets	(78,997)	295,599
Deferred franchise costs	121,602	74,550
Deposits and other assets	(3,339)	(8,401)
Accounts payable	(1,229,146)	(16,876)
Accrued expenses	(234,291)	321,085
Co-op funds liability	(96,546)	111,957
Payroll liabilities	(829,933)	9,523
Other liabilities	9,790	(12,117)
Deferred rent	628,181	(14,794)
Deferred revenue	(311,874)	(98,998)
Net cash used in operating activities	(5,759,728)	(1,343,061)

Cash flows from investing activities:
Cash paid for acquisitions	-	(1,830,000)
Reacquisition and termination of regional developer rights	(275,000)	(545,000)
Purchase of property and equipment	(287,942)	(14,021)
Proceeds received on sale of property and equipment	-	11,500
Payments received on notes receivable	17,258	6,729
Net cash used in investing activities	(545,684)	(2,370,792)

Cash flows from financing activities:
Issuance of common stock, offering costs adjustment	(1,042)	-
Proceeds from exercise of stock options	1,600	-
Repayments on notes payable	(120,500)	-
Net cash used in financing activities	(119,942)	-

Net decrease in cash	(6,425,354)	(3,713,853)
Cash at beginning of period	16,792,850	20,796,783
Cash at end of period	$10,367,496	$17,082,930

Supplemental disclosure of cash flow information:

During the three months ended March 31, 2016 and 2015, cash paid for income taxes was $3,625 and $0, respectively. During the three months ended March 31, 2016 and 2015, cash paid for interest was $2,648 and $0, respectively.

Supplemental disclosure of non-cash activity:

As of March 31, 2016, we had property and equipment purchases of $796,581 and $147,186 which were included in accounts payable and accrued expenses, respectively.

In connection with our reacquisition and termination of regional developer rights during the three months ended March 31, 2016 and 2015, we had deferred revenue of $36,250 and $572,750, respectively, representing license fees collected upon the execution of the regional developer agreements.  We netted these amounts against the aggregate purchase price of the acquisitions (Note 5).

In connection with our acquisitions of franchises during the three months ended March 31, 2015, we acquired $525,000 of property and equipment, intangible assets of $329,000 and assumed deferred revenue associated with membership packages paid in advance of $104,936 in exchange for $1,830,000 in cash and notes payable issued to the sellers for an aggregate amount of $255,000. Additionally, at the time of these transactions, we carried deferred revenue of $348,000, representing franchise fees collected upon the execution of franchise agreements, and deferred costs of $155,900, related to our acquisition of undeveloped franchises. We netted these amounts against the aggregate purchase price of the acquisitions (Note 2).

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:      Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. and its wholly owned subsidiary The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary consolidated financial statements and the notes thereto as set forth in The Joint Corp.’s Form 10-K, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position on a consolidated basis and the consolidated results of operations and cash flows for the interim periods presented. The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended March 31, 2016 and 2015 is unaudited.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of The Joint Corp. and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented.

All significant intercompany accounts and transactions between The Joint Corp. and its subsidiary have been eliminated in consolidation.

Comprehensive Loss

Net loss and comprehensive loss are the same for the three months ended March 31, 2016 and 2015.

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

The following table summarizes the number of clinics in operation under franchise agreements for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Franchised clinics:	2016	2015
Clinics open at beginning of period	265	242
Opened during the period	14	13
Acquired during the period	-	(10)
Closed during the period	(2)	(4)
Clinics in operation at the end of the period	277	241

	Three Months Ended March 31,
Company-owned or managed clinics:	2016	2015
Clinics open at beginning of period	47	4
Opened during the period	7	-
Acquired during the period	-	10
Closed during the period	-	(2)
Clinics in operation at the end of the period	54	12

Total clinics in operation at the end of the period	331	253

Clinics licenses sold but not yet developed	146	254

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

Certain states in which the Company manages clinics regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. Such PCs are VIEs. In these states, the Company has entered into management services agreements with PCs under which the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice.  The Company has analyzed its relationship with the PCs and has determined that the Company does not have the power to direct the activities of the PCs. As such, the activity of the PCs is not included in the Company’s condensed consolidated financial statements

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all of its cash in short-term bank deposits. The Company had no cash equivalents as of March 31, 2016 and December 31, 2015.

Restricted Cash

Restricted cash relates to cash franchisees and corporate clinics contribute to the Company’s National Marketing Fund and cash franchisees provide to various voluntary regional Co-Op Marketing Funds. Cash contributed by franchisees to the National Marketing Fund is to be used in accordance with the Company’s Franchise Disclosure Document with a focus on regional and national marketing and advertising.

Concentrations of Credit Risk

From time to time, the Company grants credit in the normal course of business to franchisees related to the collection of royalties, and other operating revenues. The Company periodically performs credit analysis and monitors the financial condition of the franchisees to reduce credit risk. As of March 31, 2016 and December 31, 2015, three PC entities and six franchisees represented 36% and 31%, respectively, of outstanding accounts receivable. The Company did not have any customers that represented greater than 10% of its revenues during the three months ended March 31, 2016 and 2015.

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees, royalty fees, marketing and advertising expenses, working capital advances due from PCs, and tenant improvement allowances due from landlords. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. The losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2016 and December 31, 2015, the Company had an allowance for doubtful accounts of $142,661.

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

Software Developed

The Company capitalizes certain software development costs. These capitalized costs are primarily related to proprietary software used by clinics for operations and by the Company for the management of operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized as assets in progress until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Software developed is recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally five years.

Intangible Assets

Intangible assets consist primarily of re-acquired franchise and regional developer rights and customer relationships.  The Company amortizes the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which range from six to eight years. In the case of regional developer rights the Company amortizes the acquired regional developer rights over seven years. The fair value of customer relationships is amortized over their estimated useful life of two years.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions discussed in Note 2.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the three months ended March 31, 2016 and 2015.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments of long-lived assets were recorded for the three months ended March 31, 2016 and 2015.

Advertising Fund

The Company has established an advertising fund for national/regional marketing and advertising of services offered by its clinics. The monthly marketing fee was increased to 2% in January 2015. The Company segregates the marketing funds collected which are included in restricted cash on its consolidated balance sheets. As amounts are expended from the fund, the Company recognizes advertising fund revenue and a related expense. Amounts collected in excess of marketing expenditures are included in restricted cash on the Company’s condensed consolidated balance sheets.

Co-Op Marketing Funds

Some franchises have established regional Co-Ops for advertising within their local and regional markets. The Company maintains a custodial relationship under which the marketing funds collected are segregated and used for the purposes specified by the Co-Ops’ officers. The marketing funds are included in restricted cash on the Company’s condensed consolidated balance sheets.

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

Regional Developer Fees. During 2011, the Company established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under this program, regional developers pay a license fee ranging from $7,250 to 25% of the then current franchise fee for each franchise they receive the right to develop within the region. Each regional developer agreement establishes a minimum number of franchises that the regional developer must develop. Regional developers receive fees ranging from $14,500 to $19,950, which are collected upon the sale of franchises within their region, and a royalty of 3% of sales generated by franchised clinics in their region. Regional developer license fees are non-refundable and are recognized as revenue when the Company has performed substantially all initial services required by the regional developer agreement, which generally is considered to be upon the opening of each franchised clinic. Upon the execution of a regional developer agreement, the Company estimates the number of franchised clinics to be opened, which is typically consistent with the contracted minimum. When the Company anticipates that the number of franchised clinics to be opened will exceed the contracted minimum, the license fee on a per-clinic basis is determined by dividing the total fee collected from the regional developer by the revised number of clinics expected to be opened within the region. Certain regional developer agreements provide that no additional fee is required for franchises developed by the regional developer above the contracted minimum, while other regional developer agreements require a supplemental payment. The Company reassesses the number of clinics expected to be opened as the regional developer performs under its regional developer agreement. When a material change to the original estimate becomes apparent, the fee per clinic is revised on a prospective basis, and the unrecognized fees are allocated among, and recognized as revenue upon the opening of, the expected remaining unopened franchised clinics within the region. The regional developer’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. Several of the regional developer agreements grant the Company the option to repurchase the regional developer’s license.

Revenues and Management Fees from Company Clinics.  The Company earns revenues from clinics that it owns and operates or manages throughout the United States.  In those states where the Company owns and operates the clinic, revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing.  Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed.  In other states where state law requires the chiropractic practice to be owned by a licensed chiropractor, the Company enters into a management agreement with the doctor’s PC.  Under the management agreement, the Company provides administrative and business management services to the doctor’s PC in return for a monthly management fee.  When the collectability of the full management fee is uncertain, the Company recognizes management fee revenue only to the extent of fees expected to be collected from the PCs.

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

Advertising Costs

The Company incurs advertising costs in addition to those included in the advertising fund. The Company’s policy is to expense all operating advertising costs as incurred. Advertising expenses were $422,098 and $268,506 for three months ended March 31, 2016 and 2015, respectively.

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

At March 31, 2016 and December 31, 2015, the Company maintained a liability for income taxes for uncertain tax positions of approximately $49,300 and $66,000, respectively, of which $32,000 and $33,000, respectively, represent penalties and interest and are recorded in the  “other liabilities” section of the accompanying condensed consolidated balance sheets. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The Company’s tax returns for tax years subject to examination by tax authorities include 2011 through the current period for state and 2012 through the current period for federal reporting purposes.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock, and stock options.

	Three Months Ended March 31,
	2016	2015

Net loss	$(3,525,134)	$(1,903,723)

Weighted average common shares outstanding - basic	12,567,901	9,662,502
Effect of dilutive securities:
Stock options	-	-
Weighted average common shares outstanding - diluted	12,567,901	9,662,502

Basic and diluted loss per share	$(0.28)	$(0.20)

The following table summarizes the potential shares of common stock that were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Unvested restricted stock	292,466	522,356
Stock options	768,625	366,995
Warrants	90,000	90,000

Stock-Based Compensation

The Company accounts for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. The Company determines the estimated grant-date fair value of restricted shares using quoted market prices and the grant-date fair value of stock options using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including the estimated fair value of underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Prior to the IPO, the grant date fair value was determined by the Board of Directors. Changes to the assumptions could cause significant adjustments to the valuation. The Company recognizes compensation costs ratably over the period of service using the straight-line method.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for the Company on January 1, 2018. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern.” The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for our December 31, 2016 Form 10-K, and interim periods thereafter. The Company does not expect any changes to its consolidated financial position, results of operations and cash flows as a result of adoption of this standard, however, additional disclosures might be required in our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10),” Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. The Company is currently evaluating the effect of adoption of this standard, if any, on its consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The ASU requires that substantially all operating leases be recognized as assets and liabilities on our balance sheet, which is a significant departure from the current standard, which classifies operating leases as off balance sheet transactions and accounts for only the current year operating lease expense in the statement of operations. The right to use the leased property is to be capitalized as an asset and the expected lease payments over the life of the lease will be accounted for as a liability. The effective date is for fiscal years beginning after December 31, 2018. While we have not quantified the impact this proposed standard would have on our financial statements, if our current operating leases are instead recognized on the balance sheet, it will result in a significant increase in the asset and liabilities reflected on our balance sheet and in the interest expense and depreciation and amortization expense reflected in our statement of operations, while reducing the amount of rent expense. This could potentially decrease the Company’s reported net income.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for our interim and annual reporting periods beginning January 1, 2017. Early adoption is permitted. The Company is currently evaluating the method of adoption and impact the update will have on its consolidated financial statements and related disclosures.

Note 2:      Acquisitions

Franchises acquired during 2015

During the year ended December 31, 2015, the Company continued to execute its growth strategy and entered into a series of unrelated transactions with existing franchisees to re-acquire an aggregate of 24 developed and 35 undeveloped franchises throughout Arizona, California, and New York for an aggregate purchase price of $5,725,875, subject to certain adjustments, consisting of cash of $4,925,525 and notes payable of $800,350. Of the 24 developed franchises, the Company is operating 22 as company-owned or managed clinics and has closed the remaining two clinics. The 35 undeveloped franchises have been terminated and the Company may relocate them. At the time these transactions were consummated, the Company carried a deferred revenue balance of $1,005,500, representing franchise fees collected upon the execution of the franchise agreements, and deferred franchise costs of $493,500, related to undeveloped franchises.  The Company accounted for the franchise rights associated with the undeveloped franchises as a cancellation, and the respective deferred revenue and deferred franchise costs were netted against the aggregate purchase price.  The remaining $5,213,875 was accounted for as consideration paid for the acquired franchises.

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

The Company also recognized a bargain purchase gain of $27,343 related to the acquisition of two developed franchises and seven undeveloped franchises in San Diego, California. Total bargain purchase gain for the year ended December 31, 2015 was $261,147.

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

Intangible assets in the table above consist of reacquired franchise rights of $1,458,667 and customer relationships of $483,513, and will be amortized over their estimated useful lives ranging from six to eight years and two years, respectively.

Goodwill recorded in connection with these acquisitions was attributable to the workforce of the clinics and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax-deductible.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three months ended March 31, 2016 and 2015 as if the acquisitions had been completed on January 1, 2015.

	Pro Forma for the Three Months Ended March 31,
	2016	2015
Revenues, net	$-	$3,287,078
Net loss	$-	$(2,208,422)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2015 and 2016 prior to the acquisitions is included based on prior accounting records maintained by the acquired companies. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisitions. For 2016, this information includes actual data recorded in its financial statements for the period subsequent to the date of the acquisitions. The Company’s consolidated statement of operations for the three months ended March 31, 2015 includes net revenue and net income of approximately $387,000 and $4,000, respectively, attributable to the 2015 acquisitions.

The pro forma amounts included in the table above reflect the application of accounting policies and adjustment of the results of the clinics to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from January 1, 2015, together with the consequential tax impacts.

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

The outstanding balance of the notes as of March 31, 2016 and December 31, 2015 were $59,473 and $76,731, respectively.

Note 4:     Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2016	2015

Office and computer equipment	$1,097,836	$963,299
Leasehold improvements	7,121,020	4,672,582
Software developed	693,385	691,827
	8,912,241	6,327,708
Accumulated depreciation	(1,500,305)	(1,098,438)
	7,411,936	5,229,270
Construction in progress	556,652	1,909,476
	$7,968,588	$7,138,746

Depreciation expense was $401,867 and $85,929 for the three months ended March 31, 2016 and 2015, respectively.

Note 5:      Intangible Assets

On January 1, 2016, the Company entered into an agreement under which it repurchased the regional development rights to develop franchises in San Bernardino and Riverside Counties in California. The total consideration for the transaction was $275,000, paid in cash. The Company carried a deferred revenue balance associated with these transactions of $36,250, representing license fees collected upon the execution of the regional developer agreements.  The Company accounted for the development rights associated with the unsold or undeveloped franchises as a cancellation, and the respective deferred revenue was netted against the aggregate purchase price or recognized as revenue to the extent deferred revenue was in excess of the cash consideration paid.

Intangible assets consist of the following:

	As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,539,667	$237,050	$1,302,617
Customer relationships	555,512	259,939	295,573
Reacquired development rights	1,162,000	152,848	1,009,152
	$3,257,179	$649,837	$2,607,342

Unamortized intangible assets:
Goodwill			2,466,937
Total intangible assets			$5,074,279

Amortization expense was $173,677 and $36,667 for the three months ended March 31, 2016 and 2015, respectively.

Estimated amortization expense for 2016 and subsequent years is as follows:

2016 (remaining)	$521,027
2017	504,203
2018	385,113
2019	385,113
2020	385,113
Thereafter	426,773
Total	$2,607,342

Note 6:     Notes Payable

During, 2015, the Company delivered 12 notes payable totaling $800,350 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates range from 1.5% to 5.25% with maturities through February of 2017. Repayments during the three months ended March 31, 2016 totaled $120,500.

Maturities of our notes payable are as follows as of March 31, 2016:

2016	$331,350
2017	130,000
Total	$461,350

Note 7:     Equity

Public Offerings of Common Stock

The Company completed its initial public offering (“IPO”) of 3,000,000 shares of common stock at a price to the public of $6.50 per share on November 14, 2014, whereupon it received aggregate net proceeds of approximately $17,065,000 after deducting underwriting discounts, commissions and other offering expenses. The Company’s underwriters exercised their option to purchase 450,000 additional shares of common stock to cover over-allotments on November 18, 2014, pursuant to which it received aggregate net proceeds of approximately $2,710,000, after deducting underwriting discounts, commissions and expenses.  Also, in conjunction with the IPO, the Company issued warrants to the underwriters for the purchase of 90,000 shares of common stock, which can be exercised between November 10, 2015 and November 10, 2018 at an exercise price of $8.125 per share.

On November 25, 2015 the Company closed its follow-on offering of 2,272,727 shares of common stock, at a price to the public of $5.50 per share. On December 30, 2015 the Company’s underwriters exercised their over-allotment option to purchase an additional 340,909 shares of common stock at a public offering price of $5.50 per share After giving effect to the exercise of the over-alllotment option, the total number of shares offered and sold in the Company’s follow-on public offering increased to 2,613,636 shares. With the exercise of the over-allotment option, the Company received aggregate net proceeds of approximately $13.0 million.

Stock Options

In the three months ended March 31, 2016, the Company granted 295,000 stock options to employees and certain non-employee members of its board of directors with exercise prices ranging from $3.07 - $4.11.

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

The Company has computed the fair value of all options granted during the three months ended March 31, 2016 and 2015, using the following assumptions:

	Three Months Ended March 31,
	2016			2015
Expected volatility	44%	to	45%		47%
Expected dividends		None			None
Expected term (years)		7			6.25
Risk-free rate	1.50%	to	1.68%	1.45%	to	1.74%
Forfeiture rate		20%			20%

The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2015	477,459	$4.30	$2.01	8.7
Granted at market price	295,000	4.09
Exercised	(1,334)	1.20
Cancelled	(2,500)	7.81
Outstanding at March 31, 2016	768,625	$4.21	$1.98	9.1
Exercisable at March 31, 2016	196,046	$2.85	$1.26	8.1

The intrinsic value of the Company’s stock options outstanding was $453,986 at March 31, 2016.

For the three months ended March 31, 2016 and 2015, stock based compensation expense for stock options was $107,506, and $43,529, respectively.   Unrecognized stock-based compensation expense for stock options as of March 31, 2016 was $1,055,308, which is expected to be recognized ratably over the next 3.4 years.

Restricted Stock

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Outstanding at December 31, 2015	670,375
Restricted stock awards granted	-
Awards forfeited or exercised	-
Outstanding at March 31, 2016	670,375

For the three months ended March 31, 2016 and 2015, stock based compensation expense for restricted stock was $90,163, and $88,758, respectively. Unrecognized stock based compensation expense for restricted stock awards as of March 31, 2016 was $700,543 to be recognized ratably over the next 2.3 years.

Note 8:      Income Taxes

During the three months ended March 31, 2016, the Company recorded income tax expense of approximately $44,000 due to state tax expense as a result of current year state income taxes and a lower estimate of income tax refunds available through net operating loss (NOL) carrybacks.

Note 9:      Related Party Transactions

The Company entered into consulting and legal agreements with certain common stockholders related to services performed for the operations and transaction related activities of the Company.  Amounts paid to or for the benefit of these stockholders was approximately $110,000 and $209,000 for the three months ended March 31, 2016 and 2015, respectively.

Note 10:      Commitments and Contingencies

Operating Leases

The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio.

Total rent expense for the three months ended March 31, 2016 and 2015 was $752,495 and $118,000, respectively.

Future minimum annual lease payments are as follows:

2016 (remaining)	$2,161,327
2017	2,878,355
2018	2,361,373
2019	2,069,390
2020	1,847,278
Thereafter	8,818,859
$20,136,582

Litigation

In the normal course of business, the Company is party to litigation from time to time.

On July 7, 2015, a group of six franchisees, who formerly owned a total of 8 franchise licenses that were terminated by the Company due to defaults in performance, commenced a collective arbitration proceeding before the American Arbitration Association in San Diego, California. The claimants’ demand for arbitration asserts claims for breach of contract, promissory fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, wrongful termination of franchise agreements and “wrongful competition” pursuant to unspecified state business practices, unfair competition and franchise statutes. The claimants also seek “a preliminary and permanent injunction prohibiting the Company from seeking to operate corporate clinics within 25 miles of any franchise clinic.” Although commenced in California, the arbitration proceeding has been moved to Arizona, pursuant to the franchise agreements in dispute, which include clauses that make it mandatory for any arbitration proceeding to be conducted in Phoenix, Arizona. The Company has also asserted counterclaims against each of the claimants for unpaid termination fees due to the premature termination of their licenses. In April 2016, one of the franchisee’s claims was voluntarily dismissed, thereby leaving a total of five claimants with a collective total of 16 former licenses remaining as part of the arbitration proceeding. The Company does not believe that any of the claimants’ affirmative claims, either collectively or individually, have any legal merit and intends to vigorously defend the arbitration proceeding.

Note 11:      Segment Reporting

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), to evaluate performance and make operating decisions. We have identified our CODM as the Chief Executive Officer.

The Company operates two business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of March 31, 2016, we operated or managed 54 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of March 31, 2016, the franchise system consisted of 277 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, litigation and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for our two reportable operating segments (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Corporate clinics	$1,659	$387
Franchise operations	2,606	2,121
Total revenues	$4,265	$2,508

Segment operating income (loss):
Corporate clinics	$(1,684)	$4
Franchise operations	1,067	675
Total segment operating income (loss)	$(617)	$679

Depreciation and amortization:
Corporate clinics	$493	$59
Franchise operations	-	-
Corporate administration	83	64
Total depreciation and amortization	$576	$123

Reconciliation of total segment operating income (loss) to consolidated earnings (loss) before income taxes (in thousands):
Total segment operating income (loss)	$(617)	$679
Unallocated corporate	(2,869)	(2,594)
Consolidated loss from operations	(3,486)	(1,915)
Other income (expense), net	5	11
Loss before income tax (expense) benefit	$(3,481)	$(1,904)

	March 31, 2016	December 31, 2015
Segment assets:
Corporate clinics	$14,212	$12,426
Franchise operations	2,428	2,580
Total segment assets	$16,640	$15,006

Unallocated cash and cash equivalents	$10,825	$17,178
Unallocated property and equipment	785	802
Other unallocated assets	422	376
Total assets	$28,672	$33,362

“Unallocated cash and cash equivalents” relates primarily to corporate cash and cash equivalents, “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.

Note 12:      Subsequent Events

On April 29, 2016, the Company entered into an Asset and Franchise Purchase Agreement under which (i) the Company repurchased from the seller three operating franchises in Albuquerque, New Mexico and (ii) the parties terminated a fourth franchise agreement for an undeveloped franchise (together, the “Repurchase Transaction”). The Company intends to operate the operating franchises as Company-owned clinics. The total consideration for the repurchase transaction was $430,000, $344,000 of which was funded with cash, and $86,000 of which was funded with a promissory note.

On May 6, 2016, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller three operating franchises, two of which are located in Riverside County, California and one of which is located in San Bernardino County, California. The Company intends to operate the three franchises to manage three related clinics. The total consideration for the repurchase transaction was $595,000, $ 495,000 of which was paid in cash and $100,000 of which was funded with a promissory note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Item 1A of our Form 10-K for the year ended December 31, 2015. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

Key Performance Measures.  We receive both weekly and monthly performance reports from our company-owned or managed and our franchised clinics which include key performance indicators including gross clinic revenues, total royalty income, number of open clinics and patient office visits. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance.

Key Clinic Development Trends.   As of March 31, 2016, we or our franchisees operated 331 clinics. Of the 331 clinics in operation, we now operate 54 as company-owned or managed clinics as of March 31, 2016. Of the 54 company-owned or managed clinics, 28 were constructed and developed by us, and 26 were acquired from franchises.

Our future growth strategy will continue to focus on acquiring and developing clinics that are owned and managed by us, and to grow through the sale and development of additional franchises.

We also believe that the development timeline to open company-owned or managed clinics can be shorter than the timeline for franchised clinics, which is generally between nine and 14 months. Our estimated development timelines for company-owned or managed clinics is approximately five months. While there may be material variances among franchisees in customer acquisition and compliance with operating standards, these variances can be reduced at company-owned or managed clinics. In addition, we believe that our revenue from company-owned or managed clinics will exceed revenue that would be generated through royalty income from a franchise-only system. The development timeline for franchised clinics applies both to clinics franchised directly with us and for clinics franchised through a regional developer. In addition, our regional developers are required, under their respective regional developer agreements, to obtain franchises and open the minimum number of clinics prescribed in their regional developer agreement within a negotiated time period, which takes into account the number of clinics, as well as the size, geography and demographics pertaining to each relevant region. This negotiated time period may differ among regional developers

We may encounter difficulty in finding suitable locations for our planned company-owned or managed clinics, and our franchisees may encounter difficulty in finding and funding suitable locations for their franchised clinics. In addition, we and our franchisees may not be able to secure the services of chiropractors who share our vision and philosophy regarding the practice of chiropractic and are therefore appropriate candidates to provide services at a Joint clinic. Our ability to take full advantage of advertising and public awareness initiatives will depend on the speed with which we can develop either company-owned or franchised clinics in clusters with sufficient density to justify the use of mass media and other strategic media.

Recent Developments

On November 25, 2015 we closed on our follow-on public offering of 2,272,727 shares of our common stock, at a price to the public of $5.50 per share. On December 30, 2015 our underwriters exercised their over-allotment option to purchase an additional 340,909 shares of common stock at a public offering price of $5.50 per share. After giving effect to exercise of the over-allotment option exercise, the total number of shares offered and sold in our follow-on public offering increased to 2,613,636 shares. With the exercise of the over-allotment option, we received aggregate net proceeds of approximately $13.0 million.

During the three months ended March 31, 2016, we opened seven company-owned or managed clinics and terminated regional developer rights in one territory. As of March 31, 2016 we had 54 company-owned or managed clinics. As part of our company-owned or managed clinic strategy, we may seek to reacquire additional franchises as circumstances permit. We are in process of negotiating lease agreements for additional company-owned or managed clinics which we expect to open later in the year.

Development of company-owned or managed clinics is important to our growth strategy, and we have used and will use a significant amount of the proceeds from our securities offerings to pursue this strategy. We believe we can leverage the experience we have gained in supporting our demonstrated franchisee growth and our senior management’s experience in rapidly and effectively growing other well-known high velocity specialty retail concepts to successfully develop and profitably operate or manage company-owned or managed clinics. Since commencing operations as a franchisor of chiropractic clinics, we have gained significant experience in identifying the business systems and practices that are required to profitably operate our clinics, validate our model and demonstrate proof of concept.

We believe that we can more effectively apply our business systems and practices to company-owned or managed clinics than in our franchised clinics, as a result, to collect more revenue per clinic than would otherwise be available to us solely through the collection of royalty fees, franchise sales fees, and regional developer fees. We intend to develop company-owned or managed clinics in geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage aggregated advertisement and marketing, and attain general corporate and administrative operating efficiencies. We believe that our management’s experience in this area readily translates to our business model.

During the three months ended March 31, 2016, we terminated 3 franchise licenses that were in default of various obligations under their respective franchise agreements. In conjunction with these terminations, during the three months ended March 31, 2016, we recognized $87,000 of revenue and $45,900 of costs, which were previously deferred.

Factors Affecting Our Performance

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic openings, markets in which they are contained and related expenses, general economic conditions, consumer confidence in the economy, consumer preferences, and competitive factors.

Significant Accounting Polices and Estimates

There were no additional changes in our significant accounting policies and estimates during the three months ended March 31, 2016 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.

Total Revenues

Components of revenues for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, are as follows:

	Three Months Ended
	March 31,
	2016	2015	Change from Prior Year	Percent Change from Prior Year
Revenues:
Royalty fees	$1,368,831	$1,015,513	$353,318	34.8%
Franchise fees	514,800	348,000	166,800	47.9%
Revenues and management fees from company-owned or managed clinics	1,658,553	387,453	1,271,100	328.1%
Advertising fund revenue	265,721	285,516	(19,795)	(6.9)%
IT related income and software fees	221,134	203,975	17,159	8.4%
Regional developer fees	147,537	217,500	(69,963)	(32.2)%
Other revenues	88,460	49,941	38,519	77.1%

Total revenues	$4,265,036	$2,507,898	$1,757,138	70.1%

The reasons for the significant changes in our components of total revenues are as follows:

Consolidated Results

•	Total revenues increased by $1.8 million primarily due to 42 additional Company-owned or managed clinics, and continued expansion and performance of our franchise base.

Franchise Operations

•	Royalty fees have increased due to an increase in the number of franchised clinics in operation during the current quarter along with continued growth of existing clinics. As of March 31, 2016 and 2015, there were 277 and 241 franchise clinics in operation, respectively.
•	Franchise fees are recognized when a clinic is opened. Franchise fees have increased due to the recognition of $87,000 of revenues from terminated franchise licenses, as well as additional clinic openings during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. For the three months ended March 31, 2016 and 2015, 14 and 13 new clinics opened respectively.
•	Regional developer fees decreased due to revenue recognition on the termination of regional developer rights during the three months ended March 31, 2015.
•	IT related income and software fee and other revenues increased due to an increase in our clinic base as described above.

Corporate Clinics

•	Revenue and management fees from company-owned or managed clinics increased due to the number of company-owned or managed clinics in operation during the current quarter compared to prior year. As of March 31, 2016 and 2015, there were 54 and 12 company-owned or managed clinics in operation, respectively.

Cost of Revenues

	Three Months Ended March 31,		Change from	Percent Change from Prior Year
	2016	2015	Prior Year	from Prior Year
Cost of Revenues	$739,963	$545,261	$194,702	35.7%

The total cost of revenues increased due to increased regional developer royalties of $83,000 triggered by an increase of royalty revenues of approximated 35% during the quarter, regional commissions on franchise license transfers of $55,000, and $45,000 in regional developer commissions recognized in conjunction with franchise license terminations.

Selling and Marketing Expenses

	Three Months Ended March 31,		Change from	Percent Change from Prior Year
	2016	2015	Prior Year	from Prior Year
Selling and Marketing Expenses	$738,683	$967,024	$(228,341)	(23.6)%

Selling and marketing expenses decreased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, due to the timing of national marketing fund expenditures.

Depreciation and Amortization Expenses

	Three Months Ended March 31,		Change from	Percent Change from Prior Year
	2016	2015	Prior Year	from Prior Year
Depreciation and Amortization Expenses	$575,544	$122,596	$452,948	369.5%

Depreciation and amortization expenses increased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to property and equipment additions of $1,231,709 relating to the development of our greenfield clinics and intangible asset additions of $275,000 relating to our acquisitions of franchises and regional developer rights.

General and Administrative Expenses

	Three Months Ended March 31,		Change from	Percent Change from Prior Year
	2016	2015	Prior Year	from Prior Year
General and Administrative Expenses	$5,696,507	$2,788,240	$2,908,267	104.3%

General and administrative expenses increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to the following:

•	An increase of approximately $1.4 million of payroll related expense of which $1.2 million relates to additional headcount from 42 additional company-owned or managed clinics.
•	An increase of approximately $0.9 million in occupancy costs due to the acquisition and development of additional company-owned or managed clinics.
•	An increase of approximately $0.3 million in other miscellaneous unallocated expenses.

Profit (Loss) from Operations

	Three Months Ended March 31,		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Loss from Operations	$(3,485,661)	$(1,915,223)	$(1,570,438)	82.0%

Consolidated Results

Consolidated loss from operations increased by $1.6 million primarily driven by the $1.7 million loss in the corporate clinic segment.

Franchise Operations

Our franchise operations segment had net income from operations of $1.1 million for the three months ended March 31, 2016, an increase of $0.4 million, compared to net income from operations of $0.7 million for the same period ended March 31, 2015. This increase was primarily driven by:

•	An increase of approximately $0.5 million in franchise related revenues, driven by an approximate 35% increase in royalty revenues, offset by a decrease in regional developer fees due to the termination of regional developer rights during the three months ended March 31, 2015.
•	An increase in $0.1 million of operating expenses, primarily driven by an increase in franchise support headcount to manage our national expansion, offset by decrease in national marketing fund expenses due to timing of marketing expenditures.

Corporate Clinics

Our corporate clinics segment had loss from operations of $1.7 million for the three months ended March 31, 2016, and increase of $1.7 million compared to near breakeven results for the same period ended March 31, 2015. This increase was primarily driven by:

•	An increase of approximately $1.2 million of payroll related expense due to increased headcount from 42 additional company-owned or managed clinics.
•	An increase of approximately $0.9 million in occupancy costs due to the acquisition and development of additional company-owned or managed clinics.
•	An increase of approximately $0.4 million in depreciation and amortization related to the development and acquisition of 54 company-owned or managed clinics.
•	An increase in revenues of approximately $1.3 million from company-owned or managed clinics.

Income Tax Expense

	Three Months Ended March 31,		Change from	Percent Change from Prior Year
	2016	2015	Prior Year	from Prior Year
Income Tax Expense	$(44,397)	$-	$(44,397)	N/A

Changes in our income tax expense related primarily to state income tax and valuation allowance. For the three months ended March 31, 2016, and 2015 the effective rate was 1.27% and 0%, respectively.  The difference is due to state income taxes relating to Voluntary Disclosure Agreements (“VDAs”) with various taxing jurisdictions as well as adjustment to expected federal income tax refunds.

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

On November 25, 2015 we closed on our follow-on public offering of 2,272,727 shares of our common stock at a price to the public of $5.50 per share. We granted the underwriters a 45-day option to purchase up to 340,909 additional shares of common stock to cover over-allotments, if any. On December 30, 2015 our underwriters exercised their over-allotment option to purchase an additional 340,909 shares of common stock at a public offering price of $5.50 per share. After giving effect to the exercise of the over-allotment option, the total number of shares offered and sold in our follow-on public offering increased to 2,613,636 shares. With the exercise of the over-allotment option, we received aggregate net proceeds of approximately $13.0 million.

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

As of March 31, 2016, we had cash and short-term bank deposits of $10,367,496. We believe cash is sufficient to execute on our development strategy to develop company-owned or managed clinics and reacquire select franchise clinics for the foreseeable future.

Analysis of Cash Flows

Net cash used in operating activities increased by $4,416,667 to $5,759,728 for the three months ended March 31, 2016, compared to $1,343,061 for the three months ended March 31, 2015.  The increase in cash used in operating activities was attributable primarily to increased expenses caused by increased operating losses and working capital requirements of our 54 company-owned or managed clinics and the addition of senior level and support staff in the latter part of 2015.

Net cash used in investing activities was $545,684 and $2,370,792 during the three months ended March 31, 2016, and 2015, respectively.  For the three months ended March 31, 2016, this includes the purchase of regional developer rights of $275,000, purchases of fixed assets of $287,942 and payments received on notes receivable of $17,258.   For the three months ended March 31, 2015 this includes acquisitions of franchises of $1,830,000, reacquisition and termination of regional developer rights of $545,000, purchases of fixed assets of $14,021, proceeds received on sale of property and equipment of $11,500, and payments received on notes receivable of $6,729.

Net cash used in financing activities was $119,942 and $0 for the three months ended March 31, 2016, and 2015, respectively. For the three months ended March 31, 2016, this includes repayments on notes payable of $120,500 and offering costs adjustment of $1,042, partially offset by proceeds from exercise of stock options of $1,600.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2018. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern.” The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for our December 31, 2016 Form 10-K, and interim periods thereafter. The Company does not expect any changes to its consolidated financial position, results of operations and cash flows as a result of adoption of this standard, however, additional disclosures might be required in our financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for our interim and annual reporting periods beginning January 1, 2017. Early adoption is permitted. We are currently evaluating the method of adoption and impact the update will have on our consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective.

We continue to implement certain controls over the Company’s financial reporting. Our initiatives include additional resources to oversee financial reporting, the enhancement of segregation of duties, and the engagement of third party consultants to aid in designing and implementing processes and procedures to compile, reconcile and review accounts in a timely manner. However, even with these improvements one or more material weaknesses or significant deficiencies could be present and result in errors in our financial statements.

Changes in Internal Control over Financial Reporting

We are currently in the process of addressing and remediating the control weaknesses described above which include additional resources to oversee financial reporting, the enhancement of segregation of duties, and the engagement of third party consultants to aid in designing and implementing processes and procedures to compile, reconcile and review accounts in a timely manner. We believe that these, and other internal control changes that we will implement in the second quarter of 2016 will remediate our existing deficiencies.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are party to litigation from time to time.

On July 7, 2015, a group of six franchisees, who formerly owned a total of 8 franchise licenses that were terminated by the Company due to defaults in performance, commenced a collective arbitration proceeding before the American Arbitration Association in San Diego, California. The claimants’ demand for arbitration asserts claims for breach of contract, promissory fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, wrongful termination of franchise agreements and “wrongful competition” pursuant to unspecified state business practices, unfair competition and franchise statutes. The claimants also seek “a preliminary and permanent injunction prohibiting the Company from seeking to operate corporate clinics within 25 miles of any franchise clinic.” Although commenced in California, the arbitration proceeding has been moved to Arizona, pursuant to the franchise agreements in dispute, which include clauses that make it mandatory for any arbitration proceeding to be conducted in Phoenix, Arizona. The Company has also asserted counterclaims against each of the claimants for unpaid termination fees due to the premature termination of their licenses. In April 2016, one of the franchisee’s claims was voluntarily dismissed, thereby leaving a total of five claimants with a collective total of 16 former licenses remaining as part of the arbitration proceeding. The Company does not believe that any of the claimants’ affirmative claims, either collectively or individually, have any legal merit and intends to vigorously defend the arbitration proceeding.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K for the year ended December 31, 2015.

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

THE JOINT CORP.

Dated: May 13, 2016	By:	/s/ John B. Richards
John B. Richards
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Francis T. Joyce
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

