Form 10-Q
period 2016-06-30
JOINT Corp
filed 2016-08-12
CIK 1612630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐     No ☒

As of August 5, 2016, the registrant had 12,731,995 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENT

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,118,763	$16,792,850
Restricted cash	565,175	385,282
Accounts receivable, net	1,807,783	743,239
Income taxes receivable	38,814	70,981
Notes receivable - current portion	46,500	60,908
Deferred franchise costs - current portion	578,800	605,850
Prepaid expenses and other current assets	359,695	366,033
Total current assets	9,515,530	19,025,143
Property and equipment, net	8,171,315	7,138,746
Notes receivable, net of current portion and reserve	18,327	15,823
Deferred franchise costs, net of current portion	1,252,950	1,534,700
Deferred tax asset	-	-
Intangible assets, net	2,727,232	2,542,269
Goodwill	2,945,263	2,466,937
Deposits and other assets	626,073	638,710
Total assets	$25,256,690	$33,362,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,135,052	$1,996,971
Accrued expenses	107,093	375,529
Co-op funds liability	104,363	201,078
Payroll liabilities	538,688	1,493,375
Notes payable - current portion	550,400	451,850
Deferred rent - current portion	277,041	334,560
Deferred revenue - current portion	2,599,896	2,579,423
Other current liabilities	68,614	54,596
Total current liabilities	5,381,147	7,487,382
Notes payable, net of current portion	-	130,000
Deferred rent, net of current portion	1,391,965	457,290
Deferred revenue, net of current portion	3,499,387	4,369,702
Other liabilities	269,456	238,648
Total liabilities	10,541,955	12,683,022
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of June 30, 2016, and December 31, 2015	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,262,016 shares issued and 12,728,016 shares outstanding as of June 30, 2016 and 13,070,180 shares issued and 12,536,180 outstanding as of December 31, 2015	13,262	13,070
Additional paid-in capital	36,089,128	35,267,376
Treasury stock (534,000 shares as of June 30, 2016 and December 31, 2015, at cost)	(791,638)	(791,638)
Accumulated deficit	(20,596,017)	(13,809,502)
Total stockholders' equity	14,714,735	20,679,306
Total liabilties and stockholders' equity	$25,256,690	$33,362,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Revenues and management fees from company clinics	$2,137,252	$783,016	$3,795,805	$1,170,469
Royalty fees	1,428,548	1,098,190	2,797,379	2,113,704
Franchise fees	524,209	876,259	1,039,009	1,224,259
Advertising fund revenue	356,580	339,462	622,301	624,978
IT related income and software fees	229,400	197,214	450,534	401,189
Regional developer fees	225,080	50,750	372,617	268,250
Other revenues	72,972	81,855	161,432	131,796
Total revenues	4,974,041	3,426,746	9,239,077	5,934,645
Cost of revenues:
Franchise cost of revenues	668,851	743,592	1,363,586	1,251,158
IT cost of revenues	58,888	48,226	104,116	85,921
Total cost of revenues	727,739	791,818	1,467,702	1,337,079
Selling and marketing expenses	1,174,178	534,298	1,912,861	1,380,924
Depreciation and amortization	637,115	278,502	1,212,659	401,098
General and administrative expenses	5,625,996	3,668,187	11,322,502	6,576,826
Total selling, general and administrative expenses	7,437,289	4,480,987	14,448,022	8,358,848
Loss from operations	(3,190,987)	(1,846,059)	(6,676,647)	(3,761,282)

Other income (expense), net	3,075	(9,811)	7,999	1,689

Loss before income tax expense	(3,187,912)	(1,855,870)	(6,668,648)	(3,759,593)

Income tax expense	(73,470)	-	(117,867)	-

Net loss and comprehensive loss	$(3,261,382)	$(1,855,870)	$(6,786,515)	$(3,759,593)

Loss per share:
Basic and diluted loss per share	$(0.26)	$(0.19)	$(0.54)	$(0.39)

Basic and diluted weighted average shares	12,672,974	9,768,230	12,620,438	9,734,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,786,515)	$(3,759,593)
Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery) Provision for bad debts	(10,830)	4,345
Regional developer fees recognized upon acquisition of development rights	(138,500)	(159,500)
Net franchise fees recognized upon termination of franchise agreements	(184,159)	(343,250)
Depreciation and amortization	1,212,659	401,098
Gain on sale of property and equipment	-	(11,500)
Deferred income taxes	-	-
Stock based compensation expense	757,394	289,499
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(179,893)	(57,392)
Accounts receivable	(1,053,714)	241,646
Income taxes receivable	32,167	103,084
Prepaid expenses and other current assets	6,338	278,730
Deferred franchise costs	211,650	5,700
Deposits and other assets	12,637	(40,423)
Accounts payable	(1,120,615)	(65,521)
Accrued expenses	(268,436)	246,192
Co-op funds liability	(96,715)	95,253
Payroll liabilities	(954,687)	256,881
Other liabilities	44,826	(23,734)
Deferred rent	877,156	(36,356)
Deferred revenue	(416,001)	31,273
Net cash used in operating activities	(8,055,238)	(2,543,568)

Cash flows from investing activities:
Cash paid for acquisitions	(811,451)	(4,242,975)
Reacquisition and termination of regional developer rights	(325,000)	(945,000)
Purchase of property and equipment	(1,341,402)	(485,308)
Proceeds received on sale of property and equipment	-	11,500
Payments received on notes receivable	11,904	13,559
Net cash used in investing activities	(2,465,949)	(5,648,224)

Cash flows from financing activities:
Issuance of common stock, offering costs adjustment	(1,042)	-
Proceeds from exercise of stock options	65,592	-
Repayments on notes payable	(217,450)	(25,000)
Net cash used in financing activities	(152,900)	(25,000)

Net decrease in cash	(10,674,087)	(8,216,792)
Cash at beginning of period	16,792,850	20,796,783
Cash at end of period	$6,118,763	$12,579,991

Supplemental disclosure of cash flow information:

During the six months ended June 30, 2016 and 2015, cash paid for income taxes was $0 and $0, respectively. During the six months ended June 30, 2016 and 2015, cash paid for interest was $3,550 and $135, respectively.

Supplemental disclosure of non-cash activity:

As of June 30, 2016 we had property and equipment purchases of $258,696 which were included in accounts payable.

In connection with our reacquisition and termination of regional developer rights during the six months ended June 30, 2016 and 2015, we had deferred revenue of $224,750 and $688,750, respectively, representing license fees collected upon the execution of the regional developer agreements.  In accordance with ASC-952-605, we netted these amounts against the aggregate purchase price of the acquisitions (Note 5).

In connection with our acquisitions of franchises during the six months ended June 30, 2016, we acquired $296,571 of property and equipment, intangible assets of $294,772, goodwill of $478,326 and assumed deferred revenue associated with membership packages paid in advance of $72,218 in exchange for $839,000 in cash and notes payable issued to the sellers for an aggregate amount of $186,000. Additionally, at the time of these transactions, we carried deferred revenue of $29,000, representing franchise fees collected upon the execution of franchise agreements, and deferred costs of $1,450, related to our acquisition of undeveloped franchises. We netted these amounts against the aggregate purchase price of the acquisitions (Note 2).

In connection with our acquisitions of franchises during the six months ended June 30, 2015, we acquired $1,346,766 of property and equipment, intangible assets of $1,070,500, goodwill of $2,111,564 and assumed deferred revenue associated with membership packages paid in advance of $107,555 in exchange for $4,242,975 in cash and notes payable issued to the sellers for an aggregate amount of $644,000. Additionally, at the time of these transactions, we carried deferred revenue of $928,000, representing franchise fees collected upon the execution of franchise agreements, and deferred costs of $461,900, related to our acquisition of undeveloped franchises. We netted these amounts against the aggregate purchase price of the acquisitions (Note 2).

As of December 31, 2014, we recorded a deposit of $507,500 for the reacquisition and termination of regional developer rights, which were paid in advance.  During the six months ended June 30, 2015, upon the effective date of the reacquisition and termination agreement, we reclassified $507,500 from deposits to intangible assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:      Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. and its wholly owned subsidiary The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary consolidated financial statements and the notes thereto as set forth in The Joint Corp.’s Form 10-K, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position on a consolidated basis and the consolidated results of operations and cash flows for the interim periods presented. The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended June 30, 2016 and 2015 is unaudited.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of The Joint Corp. and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented.

All significant intercompany accounts and transactions between The Joint Corp. and its subsidiary have been eliminated in consolidation.

Comprehensive Loss

Net loss and comprehensive loss are the same for the three and six months ended June 30, 2016 and 2015.

Nature of Operations

The Joint Corp. (“The Joint”), a Delaware corporation, was formed on March 10, 2010 for the principal purpose of franchising and developing chiropractic clinics, selling regional developer rights and supporting the operations of franchised chiropractic clinics at locations throughout the United States of America. The franchising of chiropractic clinics is regulated by the Federal Trade Commission and various state authorities.

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
Franchised clinics:	2016	2015	2016	2015
Clinics open at beginning of period	277	241	265	242
Opened during the period	11	10	25	23
Acquired during the period	(6)	(11)	(6)	(21)
Closed during the period	(2)	(1)	(4)	(5)
Clinics in operation at the end of the period	280	239	280	239

	Three Months Ended June 30,		Six Months Ended June 30,
Company-owned or managed clinics:	2016	2015	2016	2015
Clinics open at beginning of period	54	12	47	4
Opened during the period	1	-	8	-
Acquired during the period	6	11	6	21
Closed during the period	-	-	-	(2)
Clinics in operation at the end of the period	61	23	61	23

Total clinics in operation at the end of the period	341	262	341	262

Clinics licenses sold but not yet developed	134	230	134	230

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

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all of its cash in short-term bank deposits. The Company had no cash equivalents as of June 30, 2016 and December 31, 2015.

Restricted Cash

Restricted cash relates to cash franchisees and company-owned or managed clinics contribute to the Company’s National Marketing Fund and cash franchisees provide to various voluntary regional Co-Op Marketing Funds. Cash contributed by franchisees to the National Marketing Fund is to be used in accordance with the Company’s Franchise Disclosure Document with a focus on regional and national marketing and advertising.

Concentrations of Credit Risk

From time to time, the Company grants credit in the normal course of business to franchisees related to the collection of royalties, and other operating revenues. The Company periodically performs credit analysis and monitors the financial condition of the franchisees to reduce credit risk. As of June 30, 2016 and December 31, 2015, three PC entities and six franchisees represented 40% and 31%, respectively, of outstanding accounts receivable. The Company did not have any customers that represented greater than 10% of its revenues during the three and six months ended June 30, 2016 and 2015.

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees, royalty fees, marketing and advertising expenses, working capital advances due from PCs, and tenant improvement allowances due from landlords. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2016 and December 31, 2015, the Company had an allowance for doubtful accounts of $131,830.

Deferred Franchise Costs

Deferred franchise costs represent commissions that are paid in conjunction with the sale of a franchise and are expensed when the respective revenue is recognized, which is generally upon the opening of a clinic.

Property and Equipment

Property and equipment are stated at cost or for property acquired as part of franchise acquisitions at fair value at the date of closing. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets.

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

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions discussed in Note 2.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the three and six months ended June 30, 2016 and 2015.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments of long-lived assets were recorded for the three and six months ended June 30, 2016 and 2015.

Advertising Fund

The Company has established an advertising fund for national/regional marketing and advertising of services offered by its clinics. The monthly marketing fee is 2% of clinic sales. The Company segregates the marketing funds collected which are included in restricted cash on its consolidated balance sheets. As amounts are expended from the fund, the Company recognizes advertising fund revenue and a related expense. Amounts collected in excess of marketing expenditures are included in restricted cash on the Company’s condensed consolidated balance sheets.

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

Deferred Rent

The Company leases office space for its corporate offices and company-owned or managed clinics under operating leases, which may include rent holidays and rent escalation clauses.  It recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the term of the lease.  The Company records tenant improvement allowances as deferred rent and amortizes the allowance over the term of the lease, as a reduction to rent expense.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $747,797 and $1,169,895 for the three and six months ended June 30, 2016, respectively. Advertising expenses were $207,483 and $475,988 for the three and six months ended June 30, 2015, respectively.

Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates. Deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to depreciation of property and equipment and treatment of revenue for franchise fees and regional developer fees collected. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

At June 30, 2016 and December 31, 2015, the Company maintained a liability for income taxes for uncertain tax positions of approximately $49,300 and $66,000, respectively, of which $32,000 and $33,000, respectively, represent penalties and interest and are recorded in the  “other liabilities” section of the accompanying condensed consolidated balance sheets. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The Company’s tax returns for tax years subject to examination by tax authorities include 2011 through the current period for state and 2012 through the current period for federal reporting purposes.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock, and stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(3,261,382)	$(1,855,870)	$(6,786,515)	$(3,759,593)

Weighted average common shares outstanding - basic	12,672,974	9,768,230	12,620,438	9,734,115
Effect of dilutive securities:
Stock options	-	-	-	-
Weighted average common shares outstanding - diluted	12,672,974	9,768,230	12,620,438	9,734,115

Basic and diluted loss per share	$(0.26)	$(0.19)	$(0.54)	$(0.39)

The following table summarizes the potential shares of common stock that were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unvested restricted stock	151,806	116,818	151,806	453,846
Stock options	787,955	271,895	787,955	376,275
Warrants	90,000	90,000	90,000	90,000

Stock-Based Compensation

The Company accounts for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. The Company determines the estimated grant-date fair value of restricted shares using quoted market prices and the grant-date fair value of stock options using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including the estimated fair value of underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Prior to the Company’s initial public offering (“IPO”), the grant date fair value was determined by the Board of Directors. Changes to the assumptions could cause significant adjustments to the valuation. The Company recognizes compensation costs ratably over the period of service using the straight-line method.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern.” The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for the Company’s December 31, 2016 Form 10-K, and interim periods thereafter. The Company does not expect any changes to its consolidated financial position, results of operations and cash flows as a result of adoption of this standard, however, additional disclosures might be required in its financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The ASU requires that substantially all operating leases be recognized as assets and liabilities on our balance sheet, which is a significant departure from the current standard, which classifies operating leases as off balance sheet transactions and accounts for only the current year operating lease expense in the statement of operations. The right to use the leased property is to be capitalized as an asset and the expected lease payments over the life of the lease will be accounted for as a liability. The effective date is for fiscal years beginning after December 31, 2018. While the Company has not quantified the impact this proposed standard would have on its financial statements, if its current operating leases are instead recognized on the balance sheet, it will result in a significant increase in the asset and liabilities reflected on the Company’s balance sheet and in the interest expense and depreciation and amortization expense reflected in its statement of operations, while reducing the amount of rent expense. This could potentially decrease the Company’s reported net income.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for our interim and annual reporting periods beginning January 1, 2017. Early adoption is permitted. The Company is currently evaluating the method of adoption and impact the update will have on its consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the impact of these amendments on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the impact of these amendments on its financial statements.

Note 2:      Acquisitions

Franchises acquired during 2016

During the six months ended June 30, 2016, the Company continued to execute its growth strategy and entered into a series of unrelated transactions with existing franchisees to re-acquire an aggregate of six developed franchises and one undeveloped franchise throughout California and New Mexico for an aggregate purchase price of $1,025,000, subject to certain adjustments, consisting of cash of $839,000 and notes payable of $186,000. The Company is operating the six developed franchises as company-owned or managed clinics and has terminated the undeveloped clinic license. At the time these transactions were consummated, the Company carried a deferred revenue balance of $29,000, representing franchise fees collected upon the execution of the franchise agreements, and deferred franchise costs of $1,450, related to an undeveloped franchise.  The Company accounted for the franchise rights associated with the undeveloped franchise as a cancellation, and the respective deferred revenue and deferred franchise costs were netted against the aggregate purchase price.  The remaining $997,451 was accounted for as consideration paid for the acquired franchises.

The Company incurred approximately $49,000 of transaction costs related to these acquisitions for the six months ended June 30, 2016 which are included in general and administrative expenses in the accompanying statements of operations.

Purchase Price Allocation

The purchase price allocations for these acquisitions are preliminary and subject to further adjustment upon finalization of the opening balance sheet. The following summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed during 2016 as of the acquisition date:

Property and equipment	$296,571
Intangible assets	294,772
Goodwill	478,326
Total assets acquired	1,069,669
Deferred membership revenue	(72,218)
Net assets acquired	997,451
Deferred tax liability	-
Net purchase price	$997,451

Intangible assets in the table above consist of reacquired franchise rights of $201,409 and customer relationships of $93,363, and will be amortized over their estimated useful lives ranging from six to eight years and two years, respectively.

Goodwill recorded in connection with these acquisitions was attributable to the workforce of the clinics and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax-deductible.

Franchises acquired during 2015

During the year ended December 31, 2015, the Company entered into a series of unrelated transactions with existing franchisees to re-acquire an aggregate of 24 developed and 35 undeveloped franchises throughout Arizona, California, and New York for an aggregate purchase price of $5,725,875, subject to certain adjustments, consisting of cash of $4,925,525 and notes payable of $800,350. Of the 24 developed franchises, the Company is operating 22 as company-owned or managed clinics and has closed the remaining two clinics. The 35 undeveloped franchises have been terminated and the Company may relocate them. At the time these transactions were consummated, the Company carried a deferred revenue balance of $1,005,500, representing franchise fees collected upon the execution of the franchise agreements, and deferred franchise costs of $493,500, related to undeveloped franchises.  The Company accounted for the franchise rights associated with the undeveloped franchises as a cancellation, and the respective deferred revenue and deferred franchise costs were netted against the aggregate purchase price.  The remaining $5,213,875 was accounted for as consideration paid for the acquired franchises.

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

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three and six months ended June 30, 2016 and 2015 as if the acquisitions in 2016 had been completed on January 1, 2015.

	Pro Forma for the Three Months Ended		Pro Forma for the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues, net	$4,954,003	$4,099,994	$9,219,436	$7,695,781
Net loss	$(3,224,469)	$(2,052,405)	$(6,728,596)	$(4,293,283)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2015 and 2016 prior to the acquisitions is included based on prior accounting records maintained by the acquired companies. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisitions. For 2016, this information includes actual data recorded in the Company’s financial statements for the period subsequent to the date of the acquisitions. The Company’s consolidated statement of operations for the three months ended June 30, 2016 includes net revenue and net income of approximately $1.9 million and $0.3 million, respectively, attributable to the acquisitions. The Company’s consolidated statement of operations for the six months ended June 30, 2016 includes net revenue and net income of approximately $3.5 million and $0.4 million, respectively, attributable to the acquisitions.

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

Effective July 2015, the Company entered into a license transfer agreement, in exchange for $29,925 in an unsecured promissory note.  The note bears interest at 4.0% per annum, and requires monthly principal payments over 12 months, beginning on August 1, 2015 and matured on July 1, 2016.

Effective May 2016, the Company entered into three license transfer agreements, in exchange for three separate $7,500 unsecured promissory notes.  The non-interest bearing notes require monthly principal payments over six months, beginning on May 1, 2017 and maturing on October 1, 2017.

The outstanding balance of the notes as of June 30, 2016 and December 31, 2015 were $64,827 and $76,731, respectively.

Note 4:     Property and Equipment

Property and equipment consists of the following:

	June 30, 2016	December 31, 2015

Office and computer equipment	$1,198,214	$963,299
Leasehold improvements	7,846,212	4,672,582
Software developed	830,646	691,827
	9,875,072	6,327,708
Accumulated depreciation and amortization	(1,962,538)	(1,098,438)
	7,912,534	5,229,270
Construction in progress	258,781	1,909,476
	$8,171,315	$7,138,746

Depreciation expense was $462,233 and $864,100 for the three and six months ended June 30, 2016, respectively. Depreciation expense was $189,555 and $275,484 for the three and six months ended June 30, 2015, respectively.

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

On June 1, 2016, the Company entered into an agreement under which it repurchased the regional development rights to develop franchises in Virginia. The total consideration for the transaction was $50,000, paid in cash. The Company carried a deferred revenue balance associated with these transactions of $188,500, representing license fees collected upon the execution of the regional developer agreements.  The Company accounted for the development rights associated with the unsold or undeveloped franchises as a cancellation, and the respective deferred revenue was netted against the aggregate purchase price or recognized as revenue to the extent deferred revenue was in excess of the cash consideration paid.

Intangible assets consist of the following:

	As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,741,076	$310,266	$1,430,810
Customer relationships	648,875	337,158	311,717
Reacquired development rights	1,162,000	177,295	984,705
	$3,551,951	$824,719	$2,727,232

Unamortized intangible assets:
Goodwill			2,945,263
Total intangible assets			$5,672,495

Amortization expense was $174,882 and $348,559 for the three and six months ended June 30, 2016, respectively. Amortization expense was $88,947 and $125,614 for the three and six months ended June 30, 2015, respectively.

Estimated amortization expense for 2016 and subsequent years is as follows:

2016 (remaining)	$373,709
2017	556,919
2018	438,542
2019	422,981
2020	422,981
Thereafter	512,100
Total	$2,727,232

Note 6:     Notes Payable

During 2015, the Company delivered 12 notes payable totaling $800,350 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates range from 1.5% to 5.25% with maturities through February of 2017.

During 2016, the Company delivered two notes payable totaling $186,000 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates for both notes are 4.25% with maturities through May of 2017.

Repayments during the three and six months ended June 30, 2016 totaled $96,950 and $217,450, respectively.

Maturities of notes payable are as follows as of June 30, 2016:

Remainder of 2016	$284,400
2017	266,000
Total	$550,400

Note 7:     Equity

Public Offerings of Common Stock

The Company completed its IPO of 3,000,000 shares of common stock at a price to the public of $6.50 per share on November 14, 2014, whereupon it received aggregate net proceeds of approximately $17,065,000 after deducting underwriting discounts, commissions and other offering expenses. The Company’s underwriters exercised their option to purchase 450,000 additional shares of common stock to cover over-allotments on November 18, 2014, pursuant to which it received aggregate net proceeds of approximately $2,710,000, after deducting underwriting discounts, commissions and expenses.  Also, in conjunction with the IPO, the Company issued warrants to the underwriters for the purchase of 90,000 shares of common stock, which can be exercised between November 10, 2015 and November 10, 2018 at an exercise price of $8.125 per share.

On November 25, 2015 the Company closed its follow-on offering of 2,272,727 shares of common stock, at a price to the public of $5.50 per share. On December 30, 2015 the Company’s underwriters exercised their over-allotment option to purchase an additional 340,909 shares of common stock at a public offering price of $5.50 per share. After giving effect to the exercise of the over-allotment option, the total number of shares offered and sold in the Company’s follow-on public offering increased to 2,613,636 shares. With the exercise of the over-allotment option, the Company received aggregate net proceeds of approximately $13.0 million.

Stock Options

In the six months ended June 30, 2016, the Company granted 390,000 stock options to employees with exercise prices ranging from $3.07 - $4.11.

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

The Company has computed the fair value of all options granted during the six months ended June 30, 2016 and 2015, using the following assumptions:

	Six Months Ended June 30,
	2016			2015
Expected volatility	44%	-	45%	46%	-	47%
Expected dividends		None			None
Expected term (years)		7		5	-	6.25
Risk-free rate	1.47%	to	1.68%	1.32%	-	1.74%
Forfeiture rate		20%			20%

The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2015	477,459	$4.30	$2.01	8.7
Granted at market price	390,000	3.86
Exercised	(33,374)	1.97
Cancelled	(46,130)	2.59
Outstanding at June 30, 2016	787,955	$4.28	$2.07	8.1
Exercisable at June 30, 2016	315,775	$3.63	$2.22	8.2

The intrinsic value of the Company’s stock options outstanding was $159,955 at June 30, 2016.

For the three and six months ended June 30, 2016, stock based compensation expense for stock options was $171,152, and $338,911, respectively. For the three and six months ended June 30, 2015, stock based compensation expense for stock options was $67,468, and $110,996, respectively. Unrecognized stock-based compensation expense for stock options as of June 30, 2016 was $799,768, which is expected to be recognized ratably over the next 3.42 years.

Restricted Stock

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Outstanding at December 31, 2015	670,375
Restricted stock awards granted	86,415
Awards forfeited or exercised	(115,436)
Outstanding at June 30, 2016	641,354

For the three and six months ended June 30, 2016, stock based compensation expense for restricted stock was $391,373, and $418,483, respectively. For the three and six months ended June 30, 2015, stock based compensation expense for restricted stock was $89,744, and $178,503, respectively. Unrecognized stock based compensation expense for restricted stock awards as of June 30, 2016 was $642,962 to be recognized ratably over the next 1.87 years.

Modifications

During the three months ended June 30, 2016, the Company accelerated the vesting of all unvested stock options and restricted stock awards granted to the Company’s former chief development officer in relation to his separation from the Company. In addition, the Company modified the post-employment exercise period of the stock options previously granted, extending the exercise period to December 31, 2017.

During the three months ended June 30, 2016, the Company modified the post-employment exercise period of stock options previously granted to the Company’s former chief executive officer in relation to his separation from the Company. The modification extended the exercise period to May 13, 2020. In addition, the Company accelerated the vesting of 9,733 shares of the previously granted restricted stock awards that were scheduled to vest in July 2016. The remaining unvested restricted stock awards were forfeited upon separation.

These modifications resulted in an approximately $412,000 increase in stock-based compensation for the three months ended June 30, 2016.

Note 8:      Income Taxes

During the three and six months ended June 30, 2016, the Company recorded income tax expense of approximately $73,000 and $118,000, respectively, due to a revised estimate for the valuation allowance on the company’s deferred tax assets, as well as state tax expense as a result of current year state income taxes and a lower estimate of income tax refunds available through net operating loss (NOL) carrybacks.

Note 9:      Related Party Transactions

The Company entered into consulting and legal agreements with certain common stockholders related to services performed for the operations and transaction related activities of the Company.  Amounts paid to or for the benefit of these stockholders was approximately $118,000 and $310,000 for the three and six months ended June 30, 2016, respectively. Amounts paid to or for the benefit of these stockholders was approximately $349,000 and $558,000 for the three and six months ended June 30, 2015, respectively.

Note 10:      Commitments and Contingencies

Operating Leases

The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio.

Total rent expense for the three and six months ended June 30, 2016 was $854,516 and $1,607,011, respectively. Total rent expense for the three and six months ended June 30, 2015 was $236,137 and $354,617, respectively.

Future minimum annual lease payments are as follows:

2016 (remaining)	$1,662,566
2017	3,345,151
2018	2,763,018
2019	2,426,739
2020	2,163,963
Thereafter	10,133,376
$22,494,813

Litigation

In the normal course of business, the Company is party to litigation from time to time.

On July 7, 2015, a group of six franchisees, who formerly owned a total of 8 franchise licenses that were terminated by the Company due to defaults in performance, commenced a collective arbitration proceeding before the American Arbitration Association in San Diego, California. The claimants’ demand for arbitration asserts claims for breach of contract, promissory fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, wrongful termination of franchise agreements and “wrongful competition” pursuant to unspecified state business practices, unfair competition and franchise statutes. The claimants sought, but appear to have abandoned, “a preliminary and permanent injunction prohibiting the Company from seeking to operate corporate clinics within 25 miles of any franchise clinic.” Although commenced in California, the arbitration proceeding was moved to Phoenix, Arizona, pursuant to the franchise agreements in dispute, which include clauses that make it mandatory for any arbitration proceeding to be conducted in this locale. The Company has also asserted counterclaims against each of the claimants for unpaid termination fees due to the premature termination of their licenses. In April 2016, one of the franchisee’s claims was voluntarily dismissed, thereby leaving a total of five claimants with a collective total of 16 former licenses remaining as part of the arbitration proceeding. On August 8, 2016, the claimants filed a Second Amended Addendum to Demand in which they seek, among other things, rescission of all franchise investment- related fees and alleged losses on behalf of all remaining claimants. There is an evidentiary hearing presently set to commence on December 5, 2016. The Company is vigorously defending the arbitration proceeding.

Note 11:      Segment Reporting

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), to evaluate performance and make operating decisions. We have identified our CODM as the Chief Executive Officer.

The Company operates two business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of June 30, 2016, we operated or managed 61 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of June 30, 2016, the franchise system consisted of 280 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, litigation and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for our two reportable operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Corporate clinics	$2,137	$624	$3,796	$1,011
Franchise operations	2,837	2,802	5,443	4,924
Total revenues	$4,974	$3,426	$9,239	$5,935

Segment operating income (loss):
Corporate clinics	$(1,651)	$(588)	$(3,335)	$(584)
Franchise operations	1,013	1,117	2,080	1,791
Total segment operating income (loss)	$(638)	$529	$(1,255)	$1,207

Depreciation and amortization:
Corporate clinics	$534	$199	$1,027	$257
Franchise operations	-	-	-	-
Corporate administration	103	80	186	144
Total depreciation and amortization	$637	$279	$1,213	$401

Reconciliation of total segment operating income (loss) to consolidated earnings (loss) before income taxes (in thousands):
Total segment operating income (loss)	$(638)	$529	$(1,255)	$1,207
Unallocated corporate	(2,553)	(2,375)	(5,421)	(4,968)
Consolidated loss from operations	(3,191)	(1,846)	(6,676)	(3,761)
Other income (expense), net	3	(10)	8	2
Loss before income tax (expense) benefit	$(3,188)	$(1,856)	$(6,668)	$(3,759)

	June 30, 2016	December 31, 2015
Segment assets:
Corporate clinics	$14,954	$12,426
Franchise operations	2,264	2,580
Total segment assets	17,218	15,006

Unallocated cash and cash equivalents	6,684	17,178
Unallocated property and equipment	1,020	802
Other unallocated assets	335	376
Total assets	$25,257	$33,362

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

Key Clinic Development Trends.   As of June 30, 2016, we or our franchisees operated 341 clinics. Of the 341 clinics in operation, we operated 61 as company-owned or managed clinics as of June 30, 2016. Of the 61 company-owned or managed clinics, 29 were constructed and developed by us, and 32 were acquired from franchisees.

Our future growth strategy will be to continue to foster the growth of our acquired and developed clinics that are owned and managed by us, and to grow through the sale and development of additional franchises.

We recognize the critical importance of preserving cash and strengthening clinics we have already developed. Therefore, we do not plan to add additional company-owned or managed clinics for the remainder of 2016. The scaling back of company-owned or managed clinics allows us to continue to focus on growing gross sales, streamlining operations across all 61 company-owned or managed clinics and expanding franchise development.

We also believe that The Joint is a remarkably sound concept, benefiting from the fundamental changes taking place in the manner in which Americans access chiropractic care and their growing interest in seeking effective, affordable natural solutions for general wellness. These trends join with the strong preference we have seen among chiropractic doctors to reject the insurance-based model, to produce a dynamic combination that benefits the consumer and the service provider alike. We believe that these forces create an important opportunity to accelerate the growth of our network through new franchise development.

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

Recent Developments

During the three months ended June 30, 2016, we opened one company-owned or managed clinic and terminated the regional developer rights in one territory. In addition, we acquired six developed franchises and one undeveloped franchise throughout California and New Mexico. We are operating the six developed franchises as company-owned or managed clinics and have terminated the undeveloped clinic license.

We will continue to foster the growth of our 61 company-owned or managed clinics. We believe we can leverage the experience we have gained in supporting our franchisee growth to profitably operate or manage company-owned or managed clinics. Since commencing operations as a franchisor of chiropractic clinics, we have gained significant experience in identifying the business systems and practices that are required to profitably operate our clinics, validate our model and demonstrate proof of concept.

We believe that we can more effectively apply our business systems and practices to company-owned or managed clinics than to our franchised clinics, and as a result, collect more revenue per clinic than would otherwise be available to us solely through the collection of royalty fees, franchise sales fees, and regional developer fees.

During the six months ended June 30, 2016, we terminated nine franchise licenses that were in default of various obligations under their respective franchise agreements. In conjunction with these terminations, during the six months ended June 30, 2016, we recognized $281,309 of revenue and $97,150 of costs, which were previously deferred.

Factors Affecting Our Performance

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic openings, markets in which they are contained and related expenses, general economic conditions, consumer confidence in the economy, consumer preferences, and competitive factors.

Significant Accounting Polices and Estimates

There were no additional changes in our significant accounting policies and estimates during the three and six months ended June 30, 2016 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.

Total Revenues – Three Months Ended June 30, 2016

Components of revenues for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, are as follows:

	Three Months Ended June 30,
	2016	2015	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$2,137,252	$783,016	$1,354,236	173.0%
Royalty fees	1,428,548	1,098,190	330,358	30.1%
Franchise fees	524,209	876,259	(352,050)	(40.2)%
Advertising fund revenue	356,580	339,462	17,118	5.0%
IT related income and software fees	229,400	197,214	32,186	16.3%
Regional developer fees	225,080	50,750	174,330	343.5%
Other revenues	72,972	81,855	(8,883)	(10.9)%

Total revenues	$4,974,041	$3,426,746	$1,547,295	45.2%

The reasons for the significant changes in our components of total revenues are as follows:

Consolidated Results

•	Total revenues increased by $1.5 million primarily due to 38 additional company-owned or managed clinics, and continued expansion and performance of our franchise base.

Corporate Clinics

•	Revenue and management fees from company-owned or managed clinics increased due to the number of company-owned or managed clinics in operation during the current quarter compared to prior year. As of June 30, 2016 and 2015, there were 61 and 23 company-owned or managed clinics in operation, respectively.

Franchise Operations

•	Royalty fees have increased due to an increase in the number of franchised clinics in operation during the current quarter along with continued sales growth in existing franchised clinics. As of June 30, 2016 and 2015, there were 280 and 239 franchised clinics in operation, respectively.
•	Franchise fees decreased due to the timing of franchise license terminations. In the three months ended June 30, 2016 and 2015, we recognized revenue from terminations of $194,000 and $580,000, respectively.
•	Regional developer fees increased due to revenue recognition on the reacquisition of regional developer rights of $138,250 and additional transfer fee revenues during the three months ended June 30, 2016.
•	IT related income and software fee and other revenues increased due to an increase in our clinic base as described above.

Total Revenues – Six Months Ended June 30, 2016

Components of revenues for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, are as follows:

	Six Months Ended June 30,
	2016	2015	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$3,795,805	$1,170,469	$2,625,336	224.3%
Royalty fees	2,797,379	2,113,704	683,675	32.3%
Franchise fees	1,039,009	1,224,259	(185,250)	(15.1)%
Advertising fund revenue	622,301	624,978	(2,677)	(0.4)%
IT related income and software fees	450,534	401,189	49,345	12.3%
Regional developer fees	372,617	268,250	104,367	38.9%
Other revenues	161,432	131,796	29,636	22.5%

Total revenues	$9,239,077	$5,934,645	$3,304,432	55.7%

The reasons for the significant changes in our components of total revenues are as follows:

Consolidated Results

•	Total revenues increased by $3.3 million primarily due to 38 additional company-owned or managed clinics, and continued expansion and performance of our franchise base.

Corporate Clinics

•	Revenue and management fees from company-owned or managed clinics increased due to the number of company-owned or managed clinics in operation during the current period compared to prior year. As of June 30, 2016 and 2015, there were 61 and 23 company-owned or managed clinics in operation, respectively.

Franchise Operations

•	Royalty fees have increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing clinics. As of June 30, 2016 and 2015, there were 280 and 239 franchised clinics in operation, respectively.
•	Franchise fees decreased due to the timing of franchise license terminations. In the six months ended June 30, 2016 and 2015, we recognized revenue from terminations of $281,000 and $580,000, respectively.
•	Regional developer fees increased due to $112,000 and $0 in transfer fees recognized during the six months ended June 30, 2016 and 2015, respectively.
•	IT related income and software fee and other revenues increased due to an increase in our clinic base as described above.

Cost of Revenues

Cost of Revenues	2016	2015	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$727,739	$791,818	$(64,079)	(8.1)%
Six Months Ended June 30,	$1,467,702	$1,337,079	$130,623	9.8%

For the three months ended June 30, 2016, as compared with the same period last year, the total cost of revenues decreased due to 10 fewer regional developer commissions recognized in conjunction with franchise license terminations or openings in the period as compared to prior year, offset by an increase in regional developer royalties of $81,000 triggered by an increase of royalty revenues of approximately 30% as compared to the prior quarter.

For the six months ended June 30, 2016, as compared with the same period last year, the total cost of revenues increased due to increased regional developer royalties of $163,000 triggered by an increase of royalty revenues of approximately 32% as compared to the prior year.

Selling and Marketing Expenses

Selling and Marketing Expenses	2016	2015	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$1,174,178	$534,298	$639,880	119.8%
Six Months Ended June 30,	$1,912,861	$1,380,924	$531,937	38.5%

Selling and marketing expenses increased for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, due to the increased marketing efforts at company-owned or managed clinics.

Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2016	2015	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$637,115	$278,502	$358,613	128.8%
Six Months Ended June 30,	$1,212,659	$401,098	$811,561	202.3%

Depreciation and amortization expenses increased for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, primarily due to fixed assets additions related to the acquisition of franchise clinics and development of company-owned or managed clinics since June 30, 2015 and intangible asset additions relating to our acquisitions of franchises and regional developer rights since June 30, 2015.

General and Administrative Expenses

General and Administrative Expenses	2016	2015	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$5,625,996	$3,668,187	$1,957,809	53.4%
Six Months Ended June 30,	$11,322,502	$6,576,826	$4,745,676	72.2%

General and administrative expenses increased during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to the following:

•	An increase of approximately $0.8 million of payroll related expense as a result of additional headcount from 38 additional company-owned or managed clinics.
•	An increase of approximately $0.9 million in occupancy costs due to the acquisition and development of additional company-owned or managed clinics.
•	An increase of approximately $0.2 million in other miscellaneous unallocated expenses.

General and administrative expenses increased during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the following:

•	An increase of approximately $2.3 million of payroll related expense of which $1.8 million relates to additional headcount from 38 additional company-owned or managed clinics.
•	An increase of approximately $1.8 million in occupancy costs due to the acquisition and development of additional company-owned or managed clinics.
•	An increase of approximately $0.5 million in other miscellaneous unallocated expenses.

Loss from Operations - Three Months Ended June 30, 2016

Profit (Loss) from Operations	2016	2015	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$(3,190,987)	$(1,846,059)	$(1,344,928)	72.9%
Six Months Ended June 30,	$(6,676,647)	$(3,761,282)	$(2,915,365)	77.5%

Consolidated Results

Consolidated loss from operations increased by $1.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily driven by the $1.6 million loss in the corporate clinic segment.

Franchise Operations

Our franchise operations segment had net income from operations of $1.0 million for the three months ended June 30, 2016, a decrease of $0.1 million, compared to net income from operations of $1.1 million for the same period ended June 30, 2015. This decrease was primarily driven by:

•	An increase in $0.2 million of operating expenses, primarily driven by an increase of $0.1 million in franchise support expense attributable to increased headcount to manage our national expansion.
•	Franchise related revenues remained consistent period over period as franchised clinic openings were offset by clinics acquired to be operated as company-owned or managed clinics.

Corporate Clinics

Our corporate clinics segment had a loss from operations of $1.7 million for the three months ended June 30, 2016, an increase of $1.1 million compared to loss from operations of $0.6 million for the same period ended June 30, 2015. This increase was primarily driven by:

•	An increase of approximately $0.8 million of payroll related expense due to increased headcount from 38 additional company-owned or managed clinics.
•	An increase of approximately $0.9 million in occupancy costs due to the acquisition and development of additional company-owned or managed clinics.
•	An increase of approximately $0.6 million in selling and marketing expenses due to the acquisition and development of 38 additional company-owned or managed clinics.
•	An increase of approximately $0.4 million in depreciation and amortization related to the development and acquisition of 38 company-owned or managed clinics.
•	An increase in revenues of approximately $1.6 million from company-owned or managed clinics, which offset the above costs.

Loss from Operations – Six Months Ended June 30, 2016

Consolidated Results

Consolidated loss from operations increased by $2.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily driven by the $3.3 million loss in the corporate clinic segment.

Franchise Operations

Our franchise operations segment had net income from operations of $2.1 million for the six months ended June 30, 2016, an increase of $0.3 million, compared to net income from operations of $1.8 million for the same period ended June 30, 2015. This increase was primarily driven by:

•	An increase of approximately $0.4 million in franchise related revenues, driven by an approximate 32% increase in royalty revenues.

 Corporate Clinics

Our corporate clinics segment had loss from operations of $3.3 million for the six months ended June 30, 2016, an increase of $2.7 million compared to loss from operations of $0.6 million for the same period ended June 30, 2015. This increase was primarily driven by:

•	An increase of approximately $1.8 million of payroll related expense due to increased headcount from 38 additional company-owned or managed clinics.
•	An increase of approximately $1.9 million in occupancy costs due to the acquisition and development of additional company-owned or managed clinics.
•	An increase of approximately $0.8 million in selling and marketing expenses due to the acquisition and development of 38 additional company-owned or managed clinics.
•	An increase of approximately $0.8 million in depreciation and amortization related to the development and acquisition of 38 company-owned or managed clinics.
•	An increase in revenues of approximately $2.8 million from company-owned or managed clinics, which offset the above costs.

Income Tax Expense

Income Tax (Expense) Benefit	2016	2015	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$(73,470)	$-	$(73,470)	100.0%
Six Months Ended June 30,	$(117,867)	$-	$(117,867)	100.0%

Changes in our income tax expense related primarily to changes in the valuation allowance on our deferred tax assets, in addition to state income taxes and a revised estimate on federal income tax refunds. For the three and six months ended June 30, 2016, and 2015 the effective rate was -1.16% and 0%, respectively.  The difference is due to an increased valuation allowance against our net deferred tax assets, in addition to state income taxes relating to Voluntary Disclosure Agreements (“VDAs”) with various taxing jurisdictions and an adjustment to expected federal income tax refunds.

Liquidity and Capital Resources

Sources of Liquidity

Since 2012, we have financed our business primarily through existing cash on hand and cash flows from operations until 2014 when we completed an initial public offering of our common stock (“IPO”).

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

We have used a significant amount of the net proceeds from our public offerings for the development of company-owned clinics.  We accomplished this by developing new clinics, by repurchasing existing franchises or by acquiring existing chiropractic practices. In addition, we have used proceeds from our offerings to repurchase existing regional developer licenses.  Other than to pursue this growth strategy, we have not allocated a specific amount of our net proceeds from our public offerings to any particular purpose. The net proceeds we actually expend for the development of company-owned or managed clinics and the acquisition of additional franchises or regional developer licenses may vary significantly depending on a number of factors, including the timing of our identification and leasing of suitable sites for company-owned or managed clinics and, in respect of the acquisition of franchises or regional developer licenses, our ability to enter into a binding acquisition agreement on favorable terms and the negotiated purchase price. In addition, the net proceeds we actually expend for general corporate purposes may vary significantly depending on a number of factors, including future revenue growth and our cash flows. As a result, we will retain broad discretion over the allocation of the net proceeds from our public offerings. Pending use of the net proceeds from our public offerings, we are holding the net proceeds in cash or short-term bank deposits.

As of June 30, 2016, we had cash and short-term bank deposits of $6,118,763. We believe cash is sufficient to execute on our development strategy to develop company-owned or managed clinics and reacquire select franchise clinics for the foreseeable future. However, to preserve cash, we will not be adding any company-owned or managed clinics for the remainder of 2016.

Analysis of Cash Flows

Net cash used in operating activities increased by $5,511,670 to $8,055,238 for the six months ended June 30, 2016, compared to $2,543,569 for the six months ended June 30, 2015.  The increase in cash used in operating activities was attributable primarily to increased expenses caused by increased operating losses and working capital requirements of our 61 company-owned or managed clinics and the addition of senior level and support staff in the latter part of 2015.

Net cash used in investing activities was $2,465,949 and $5,648,224 during the six months ended June 30, 2016, and 2015, respectively.  For the six months ended June 30, 2016, this includes acquisitions of franchises of $811,451, the reacquisition and termination of regional developer rights of $325,000, purchases of fixed assets of $1,341,402 and payments received on notes receivable of $11,904.   For the six months ended June 30, 2015 this includes acquisitions of franchises of $4,242,975, reacquisition and termination of regional developer rights of $945,000, purchases of fixed assets of $485,308, proceeds received on sale of property and equipment of $11,500, and payments received on notes receivable of $13,559.

Net cash used in financing activities was $152,900 and $25,000 for the six months ended June 30, 2016, and 2015, respectively. For the six months ended June 30, 2016, this includes repayments on notes payable of $217,450 and offering costs adjustment of $1,042, partially offset by proceeds from exercise of stock options of $65,592. For the six months ended June 30, 2015 this includes repayments on notes payable of $25,000.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern.” The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for our December 31, 2016 Form 10-K, and interim periods thereafter. We do not expect any changes to our consolidated financial position, results of operations and cash flows as a result of adoption of this standard, however, additional disclosures might be required in our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities”, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. We are currently evaluating the effect of adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The changes require that substantially all operating leases be recognized as assets and liabilities on our balance sheet, which is a significant departure from the current standard, which classifies operating leases as off balance sheet transactions and accounts for only the current year operating lease expense in the statement of operations. The right to use the leased property is to be capitalized as an asset and the expected lease payments over the life of the lease will be accounted for as a liability. The effective date is for fiscal years beginning after December 31, 2018. While we have not quantified the impact this proposed standard would have on our financial statements, if our current operating leases are instead recognized on the balance sheet, it will result in a significant increase in the liabilities reflected on our balance sheet and in the interest expense and depreciation and amortization expense reflected in our statement of operations, while reducing the amount of rent expense. This could potentially decrease our reported net income.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which amends ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for our interim and annual reporting periods beginning January 1, 2017. Early adoption is permitted. We are currently evaluating the method of adoption and impact the update will have on our consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. We are currently evaluating the impact of these amendments on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. We are currently evaluating the impact of these amendments on its financial statements.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, we carried out an evaluation, under the supervision of our Chief Executive Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer has concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

We are currently in the process of addressing and remediating the control weaknesses described above which include additional resources to oversee financial reporting, the enhancement of segregation of duties, and the engagement of third party consultants to aid in designing and implementing processes and procedures to compile, reconcile and review accounts in a timely manner. We believe that these, and other internal control changes that we will implement in the third quarter of 2016 will remediate our existing deficiencies.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is party to litigation from time to time.

On July 7, 2015, a group of six franchisees, who formerly owned a total of 8 franchise licenses that were terminated by the Company due to defaults in performance, commenced a collective arbitration proceeding before the American Arbitration Association in San Diego, California. The claimants’ demand for arbitration asserts claims for breach of contract, promissory fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, wrongful termination of franchise agreements and “wrongful competition” pursuant to unspecified state business practices, unfair competition and franchise statutes. The claimants sought, but appear to have abandoned, “a preliminary and permanent injunction prohibiting the Company from seeking to operate corporate clinics within 25 miles of any franchise clinic.” Although commenced in California, the arbitration proceeding was moved to Phoenix, Arizona, pursuant to the franchise agreements in dispute, which include clauses that make it mandatory for any arbitration proceeding to be conducted in this locale. The Company has also asserted counterclaims against each of the claimants for unpaid termination fees due to the premature termination of their licenses. In April 2016, one of the franchisee’s claims was voluntarily dismissed, thereby leaving a total of five claimants with a collective total of 16 former licenses remaining as part of the arbitration proceeding. On August 8, 2016, the claimants filed a Second Amended Addendum to Demand in which they seek, among other things, rescission of all franchise investment- related fees and alleged losses on behalf of all remaining claimants. There is an evidentiary hearing presently set to commence on December 5, 2016. The Company is vigorously defending the arbitration proceeding.

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

THE JOINT CORP.

Dated: August 12, 2016	By:	/s/ Peter Holt
Peter Holt
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).

32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

