Form 10-Q
period 2016-09-30
JOINT Corp
filed 2016-11-14
CIK 1612630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, the registrant had 12,720,399 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENT

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,386,498	$16,792,850
Restricted cash	476,665	385,282
Accounts receivable, net	1,862,250	743,239
Income taxes receivable	38,814	70,981
Notes receivable - current portion	47,035	60,908
Deferred franchise costs - current portion	709,950	605,850
Prepaid expenses and other current assets	891,938	366,033
Total current assets	7,413,150	19,025,143
Property and equipment, net	7,526,728	7,138,746
Notes receivable, net of current portion and reserve	3,750	15,823
Deferred franchise costs, net of current portion	1,074,050	1,534,700
Intangible assets, net	2,572,778	2,542,269
Goodwill	2,805,331	2,466,937
Deposits and other assets	729,789	638,710
Total assets	$22,125,576	$33,362,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$820,748	$1,996,971
Accrued expenses	255,539	375,529
Co-op funds liability	105,185	201,078
Payroll liabilities	414,290	1,493,375
Notes payable - current portion	331,500	451,850
Deferred rent - current portion	239,018	334,560
Deferred revenue - current portion	3,118,867	2,579,423
Other current liabilities	61,660	54,596
Total current liabilities	5,346,807	7,487,382
Notes payable, net of current portion	-	130,000
Deferred rent, net of current portion	1,465,562	457,290
Deferred revenue, net of current portion	2,767,493	4,369,702
Other liabilities	285,021	238,648
Total liabilities	9,864,883	12,683,022
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of September 30, 2016, and December 31, 2015	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,266,775 shares issued and 12,719,399 shares outstanding as of September 30, 2016 and 13,070,180 shares issued and 12,536,180 outstanding as of December 31, 2015	13,266	13,070
Additional paid-in capital	36,345,365	35,267,376
Treasury stock (547,376 shares as of September 30, 2016 and 534,000 as of December 31, 2015, at cost)	(875,029)	(791,638)
Accumulated deficit	(23,222,909)	(13,809,502)
Total stockholders' equity	12,260,693	20,679,306
Total liabilities and stockholders' equity	$22,125,576	$33,362,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Revenues and management fees from company clinics	$2,341,471	$1,198,397	$6,137,277	$2,368,866
Royalty fees	1,540,264	1,150,574	4,337,643	3,264,278
Franchise fees	602,400	638,000	1,641,409	1,862,259
Advertising fund revenue	595,955	330,502	1,218,256	955,480
IT related income and software fees	235,925	197,569	686,459	598,758
Regional developer fees	123,921	531,350	496,538	799,600
Other revenues	63,654	91,623	225,086	223,419
Total revenues	5,503,590	4,138,015	14,742,668	10,072,660
Cost of revenues:
Franchise cost of revenues	660,126	697,170	2,023,712	1,948,328
IT cost of revenues	58,636	48,312	162,752	134,233
Total cost of revenues	718,762	745,482	2,186,464	2,082,561
Selling and marketing expenses	1,272,524	500,579	3,184,484	1,881,502
Depreciation and amortization	695,579	421,390	1,908,238	822,489
General and administrative expenses	5,431,243	4,521,463	16,754,645	11,098,291
Total selling, general and administrative expenses	7,399,346	5,443,432	21,847,367	13,802,282
Loss from operations	(2,614,518)	(2,050,899)	(9,291,163)	(5,812,183)

Other income (expense):
Bargain purchase gain	-	384,214	-	384,214
Other income (expense), net	1,901	16,111	9,900	17,800
Total other income (expense)	1,901	400,325	9,900	402,014

Loss before income tax expense	(2,612,617)	(1,650,574)	(9,281,263)	(5,410,169)

Income tax expense	(14,277)	(6,148)	(132,144)	(6,148)

Net loss and comprehensive loss	$(2,626,894)	$(1,656,722)	$(9,413,407)	$(5,416,317)

Loss per share:
Basic and diluted loss per share	$(0.21)	$(0.17)	$(0.74)	$(0.55)

Basic and diluted weighted average shares	12,730,624	9,844,964	12,657,435	9,777,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,413,407)	$(5,416,317)
Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery) provision for bad debts	(10,830)	4,344
Regional developer fees recognized upon acquisition of development rights	(138,500)	(254,250)
Net franchise fees recognized upon termination of franchise agreements	(314,859)	(480,250)
Notes receivable issued for payment of transfer fees	-	(49,850)
Depreciation and amortization	1,908,238	822,489
Gain on sale of property and equipment	-	(11,500)
Bargain purchase gain	-	(384,214)
Deferred income taxes	-	147,800
Stock based compensation expense	1,012,700	646,077
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(91,383)	36,145
Accounts receivable	(1,108,181)	94,684
Income taxes receivable	32,167	(53,989)
Prepaid expenses and other current assets	(525,905)	224,131
Deferred franchise costs	194,300	(18,100)
Deposits and other assets	49,649	(125,594)
Accounts payable	(1,183,328)	77,817
Accrued expenses	(119,990)	87,128
Co-op funds liability	(95,893)	(26,834)
Payroll liabilities	(1,079,085)	779,271
Other liabilities	33,837	(35,294)
Deferred rent	912,730	62,549
Deferred revenue	(405,977)	(134,925)
Net cash used in operating activities	(10,343,717)	(4,008,682)

Cash flows from investing activities:
Cash paid for acquisitions	(811,450)	(4,652,525)
Reacquisition and termination of regional developer rights	(325,000)	(1,075,500)
Purchase of property and equipment	(1,497,874)	(1,461,125)
Proceeds received on sale of property and equipment	-	11,500
Payments received on notes receivable	25,945	21,562
Net cash used in investing activities	(2,608,379)	(7,156,088)

Cash flows from financing activities:
Issuance of common stock, offering costs adjustment	(1,042)	-
Purchases of treasury stock under employee stock plans	(83,391)	-
Proceeds from exercise of stock options	66,527	-
Repayments on notes payable	(436,350)	(110,000)
Net cash used in financing activities	(454,256)	(110,000)

Net decrease in cash	(13,406,352)	(11,274,770)
Cash at beginning of period	16,792,850	20,796,783
Cash at end of period	$3,386,498	$9,522,013

Supplemental disclosure of cash flow information:

During the nine months ended September 30, 2016 and 2015, cash paid for income taxes was $10,466 and $0, respectively. During the nine months ended September 30, 2016 and 2015, cash paid for interest was $15,262 and $1,445, respectively.

Supplemental disclosure of non-cash activity:

As of September 30, 2016, we had property and equipment purchases of $7,105 which were included in accounts payable.

In connection with our reacquisition and termination of regional developer rights during the nine months ended September 30, 2016 and 2015, we had deferred revenue of $224,750 and $914,000, respectively, representing license fees collected upon the execution of the regional developer agreements.  In accordance with ASC-952-605, we netted these amounts against the aggregate purchase price of the acquisitions (Note 5).

In connection with our acquisitions of franchises during the nine months ended September 30, 2016, we acquired $293,014 of property and equipment, intangible assets of $339,000, goodwill of $269,780 and assumed deferred revenue associated with membership packages paid in advance of $45,072 in exchange for $839,000 in cash and notes payable issued to the sellers for an aggregate amount of $186,000. Additionally, at the time of these transactions, we carried deferred revenue of $29,000, representing franchise fees collected upon the execution of franchise agreements, and deferred costs of $1,450, related to our acquisition of undeveloped franchises. We netted these amounts against the aggregate purchase price of the acquisitions (Note 2).

In connection with our acquisitions of franchises during the nine months ended September 30, 2015, we acquired $1,539,321 of property and equipment, intangible assets of $1,531,041, goodwill of $2,312,259, favorable leases of $17,469 and assumed deferred revenue associated with membership packages paid in advance of $117,301 in exchange for $4,652,525 in cash and notes payable issued to the sellers for an aggregate amount of $744,350. Additionally, at the time of these transactions, we carried deferred revenue of $976,500, representing franchise fees collected upon the execution of franchise agreements, and deferred costs of $478,200, related to our acquisition of undeveloped franchises. We netted these amounts against the aggregate purchase price of the acquisitions (Note 2).

During the quarter ended September 30, 2016, the final valuation of a December 2015 acquisition was completed.  The purchase price allocation for this acquisition was adjusted accordingly:

Property and equipment	$(53,836)
Intangible assets	$4,820
Favorable leases	$6,250
Goodwill	$68,616
Unfavorable leases	$(25,850)

As of December 31, 2014, we recorded a deposit of $507,500 for the reacquisition and termination of regional developer rights, which were paid in advance.  During the nine months ended September 30, 2015, upon the effective date of the reacquisition and termination agreement, we reclassified $507,500 from deposits to intangible assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:      Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), and its wholly owned subsidiary The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary consolidated financial statements and the notes thereto as set forth in The Joint Corp.’s Form 10-K, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position on a consolidated basis and the consolidated results of operations and cash flows for the interim periods presented. The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended September 30, 2016 and 2015 is unaudited.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of The Joint Corp. and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented.

All significant intercompany accounts and transactions between The Joint Corp. and its subsidiary have been eliminated in consolidation. Certain balances were reclassified from selling and marketing expenses to general and administrative expenses for the three and nine months ended September 30, 2015 to conform to current year presentation.

Comprehensive Loss

Net loss and comprehensive loss are the same for the three and nine months ended September 30, 2016 and 2015.

Nature of Operations

The Joint, a Delaware corporation, was formed on March 10, 2010 for the principal purpose of franchising and developing chiropractic clinics, selling regional developer rights and supporting the operations of franchised chiropractic clinics at locations throughout the United States of America. The franchising of chiropractic clinics is regulated by the Federal Trade Commission and various state authorities.

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
Franchised clinics:	2016	2015	2016	2015
Clinics in operation at beginning of period	280	239	265	242
Opened during the period	13	13	38	36
Acquired during the period	-	(2)	(6)	(23)
Closed during the period	-	(2)	(4)	(7)
Clinics in operation at the end of the period	293	248	293	248

	Three Months Ended September 30,		Nine Months Ended September 30,
Company-owned or managed clinics:	2016	2015	2016	2015
Clinics in operation at beginning of period	61	23	47	4
Opened during the period	-	4	8	4
Acquired during the period	-	2	6	23
Closed during the period	-	-	-	(2)
Clinics in operation at the end of the period	61	29	61	29

Total clinics in operation at the end of the period	354	277	354	277

Clinics licenses sold but not yet developed	134	180	134	180

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

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all of its cash in short-term bank deposits. The Company had no cash equivalents as of September 30, 2016 and December 31, 2015.

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

Concentrations of Credit Risk

From time to time, the Company grants credit in the normal course of business to franchisees and PCs related to the collection of royalties, and other operating revenues. The Company periodically performs credit analysis and monitors the financial condition of the franchisees and PCs to reduce credit risk. As of September 30, 2016 and December 31, 2015, three PC entities and six franchisees represented 52% and 31%, respectively, of outstanding accounts receivable. The Company did not have any customers that represented greater than 10% of its revenues during the three and nine months ended September 30, 2016 and 2015.

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees, royalty fees, working capital advances due from PCs, and tenant improvement allowances due from landlords. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2016 and December 31, 2015, the Company had an allowance for doubtful accounts of $131,830 and $142,660, respectively.

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

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions discussed in Note 2.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the three and nine months ended September 30, 2016 and 2015.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments of long-lived assets were recorded for the three and nine months ended September 30, 2016 and 2015.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $600,804 and $1,770,699 for the three and nine months ended September 30, 2016, respectively. Advertising expenses were $377,122 and $853,110 for the three and nine months ended September 30, 2015, respectively.

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

At September 30, 2016 and December 31, 2015, the Company maintained a liability for income taxes for uncertain tax positions of approximately $39,500 and $66,000, respectively, of which $26,000 and $33,000, respectively, represent penalties and interest and are recorded in the  “other liabilities” section of the accompanying condensed consolidated balance sheets. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The Company’s tax returns for tax years subject to examination by tax authorities include 2011 through the current period for state and 2012 through the current period for federal reporting purposes.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock, and stock options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(2,626,894)	$(1,656,722)	$(9,413,407)	$(5,416,317)

Weighted average common shares outstanding - basic	12,730,624	9,844,964	12,657,435	9,777,119
Effect of dilutive securities:
Stock options	-	-	-	-
Weighted average common shares outstanding - diluted	12,730,624	9,844,964	12,657,435	9,777,119

Basic and diluted loss per share	$(0.21)	$(0.17)	$(0.74)	$(0.55)

Anti-Dilutive shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unvested restricted stock	92,415	116,818	92,415	453,846
Stock options	899,370	271,895	899,370	376,275
Warrants	90,000	90,000	90,000	90,000

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for the Company on January 1, 2018. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The ASU requires that substantially all operating leases be recognized as assets and liabilities on the Company’s balance sheet, which is a significant departure from the current standard, which classifies operating leases as off balance sheet transactions and accounts for only the current year operating lease expense in the statement of operations. The right to use the leased property is to be capitalized as an asset and the expected lease payments over the life of the lease will be accounted for as a liability. The effective date is for fiscal years beginning after December 31, 2018. While the Company has not yet quantified the impact this standard will have on its financial statements, it will result in a significant increase in the asset and liabilities reflected on the Company’s balance sheet and in the interest expense and depreciation and amortization expense reflected in its statement of operations, while reducing the amount of rent expense. This could potentially decrease the Company’s reported net income.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for interim and annual reporting periods beginning January 1, 2017. Early adoption is permitted. The Company is currently evaluating the method of adoption and impact the update will have on its consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the impact of this amendment on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the impact of this amendment on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This update addresses how certain cash inflows and outflows are classified in the statement of cash flows to eliminate existing diversity in practice. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on its financial statements.

Note 2:      Acquisitions

Franchises acquired during 2016

During the nine months ended September 30, 2016, the Company continued to execute its growth strategy and entered into a series of unrelated transactions with existing franchisees to re-acquire an aggregate of six developed franchises and one undeveloped franchise throughout California and New Mexico for an aggregate purchase price of $1,025,000, subject to certain adjustments, consisting of cash of $839,000 and notes payable of $186,000. The Company is operating the six developed franchises as company-owned or managed clinics and has terminated the undeveloped clinic license. At the time these transactions were consummated, the Company carried a deferred revenue balance of $29,000, representing franchise fees collected upon the execution of the franchise agreements, and deferred franchise costs of $1,450, related to an undeveloped franchise.  The Company accounted for the franchise rights associated with the undeveloped franchise as a cancellation, and the respective deferred revenue and deferred franchise costs were netted against the aggregate purchase price.  The remaining $997,450 was accounted for as consideration paid for the acquired franchises.

The Company incurred approximately $64,000 of transaction costs related to these acquisitions for the nine months ended September 30, 2016, which are included in general and administrative expenses in the accompanying statements of operations.

Purchase Price Allocation

The following summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed during 2016 as of the acquisition date:

Property and equipment	$293,014
Intangible assets	339,000
Favorable leases	140,728
Goodwill	269,780
Total assets acquired	1,042,522
Deferred membership revenue	(45,072)
Net purchase price	$997,450

Intangible assets in the table above consist of reacquired franchise rights of $181,000 and customer relationships of $158,000, and will be amortized over their estimated useful lives ranging from six to eight years and two years, respectively.

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

Purchase Price Allocation

The purchase price allocations for these acquisitions are complete. The following summarizes the aggregate fair values of the assets acquired and liabilities assumed during 2015 as of the acquisition date:

Property and equipment	$1,450,333
Intangible assets	1,947,000
Favorable leases	528,075
Goodwill	1,899,449
Total assets acquired	5,824,857
Unfavorable leases	(74,927)
Deferred membership revenue	(106,908)
Net assets acquired	5,643,022
Deferred tax liability	(168,000)
Bargain purchase gain	(261,147)
Net purchase price	$5,213,875

Intangible assets in the table above consist of reacquired franchise rights of $1,449,000 and customer relationships of $498,000, and will be amortized over their estimated useful lives ranging from six to eight years and two years, respectively.

Goodwill recorded in connection with these acquisitions was attributable to the workforce of the clinics and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax-deductible.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three and nine months ended September 30, 2016 and 2015 as if the acquisitions in 2016 had been completed on January 1, 2015.

	Pro Forma for the Three Months Ended		Pro Forma for the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues, net	5,503,590	4,609,455	14,723,514	12,276,203
Net loss	(2,614,518)	(2,172,039)	(9,475,157)	(6,431,788)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2015 and 2016 prior to the acquisitions is included based on prior accounting records maintained by the acquired companies. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisitions. For 2016, this information includes actual data recorded in the Company’s financial statements for the period subsequent to the date of the acquisitions. The Company’s consolidated statement of operations for the three months ended September 30, 2016 includes net revenue and net income of approximately $2.1 million and $0.1 million, respectively, attributable to the acquisitions. The Company’s consolidated statement of operations for the nine months ended September 30, 2016 includes net revenue and net income of approximately $5.6 million and $0.5 million, respectively, attributable to the acquisitions.

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

The net outstanding balance of the notes as of September 30, 2016 and December 31, 2015 were $50,785 and $76,731, respectively.

Note 4:     Property and Equipment

Property and equipment consists of the following:

	September 30, 2016	December 31, 2015

Office and computer equipment	$1,308,655	$963,299
Leasehold improvements	7,608,510	4,672,582
Software developed	860,646	691,827
	9,777,811	6,327,708
Accumulated depreciation	(2,454,614)	(1,098,438)
	7,323,197	5,229,270
Construction in progress	203,531	1,909,476
	$7,526,728	$7,138,746

Depreciation expense was $492,076 and $1,356,176 for the three and nine months ended September 30, 2016, respectively. Depreciation expense was $257,197 and $532,682 for the three and nine months ended September 30, 2015, respectively.

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

Intangible assets consist of the following:

	As of September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,711,001	$380,788	$1,330,213
Customer relationships	728,000	437,167	290,833
Reacquired development rights	1,162,000	210,268	951,732
	$3,601,001	$1,028,223	$2,572,778

Amortization expense was $203,503 and $552,062 for the three and nine months ended September 30, 2016, respectively. Amortization expense was $164,193 and $289,807 for the three and nine months ended September 30, 2015, respectively.

Estimated amortization expense for 2016 and subsequent years is as follows:

2016 (remaining)	$195,671
2017	592,185
2018	445,018
2019	418,685
2020	418,685
Thereafter	502,534
Total	$2,572,778

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

Maturities of notes payable are as follows as of September 30, 2016:

2016 (remaining)	$65,500
2017	266,000
Total	$331,500

Note 7:     Equity

Stock Options

In the nine months ended September 30, 2016, the Company granted 590,000 stock options to employees with exercise prices ranging from $2.23 - $4.11.

Upon the completion of the Company’s IPO in November 2014, its stock trading price became the basis of fair value of its common stock used in determining the value of share based awards. To the extent the value of the Company’s share based awards involves a measure of volatility, it will rely upon the volatilities from publicly traded companies with similar business models until its common stock has accumulated enough trading history for it to utilize its own historical volatility. The expected life of the options granted is based on the average of the vesting term and the contractual term of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury 10-year yield curve in effect at the date of the grant.

The Company has computed the fair value of all options granted during the nine months ended September 30, 2016 and 2015, using the following assumptions:

	Nine Months Ended September 30,
	2016			2015
Expected volatility	43%	-	45%	45%	-	50%
Expected dividends		None			None
Expected term (years)		7		5.5	-	7
Risk-free rate	1.19%	to	1.68%	1.66%	-	1.92%
Forfeiture rate		20%			20%

The information below summarizes the stock options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2015	477,459	$4.30	$2.01	8.7
Granted at market price	590,000	3.31
Exercised	(34,154)	1.95
Cancelled	(133,935)	4.08
Outstanding at September 30, 2016	899,370	$3.77	$1.94	8.4
Exercisable at September 30, 2016	353,692	$4.08	$2.38	7.9

The intrinsic value of the Company’s stock options outstanding was $209,994 at September 30, 2016.

For the three and nine months ended September 30, 2016, stock based compensation expense for stock options was $183,608, and $522,519, respectively. For the three and nine months ended September 30, 2015, stock based compensation expense for stock options was $129,704, and $204,701, respectively. Unrecognized stock-based compensation expense for stock options as of September 30, 2016 was $727,979, which is expected to be recognized ratably over the next 3.42 years.

Restricted Stock

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Granted at December 31, 2015	670,375
Awards vested	(331,087)
Unvested at December 31, 2015	339,288
Awards granted	86,415
Awards vested	(162,440)
Awards forfeited	(170,848)
Unvested at September 30, 2016	92,415

For the three and nine months ended September 30, 2016, stock based compensation expense for restricted stock was $71,698, and $490,181, respectively. For the three and nine months ended September 30, 2015, stock based compensation expense for restricted stock was $226,875, and $405,376, respectively. Unrecognized stock based compensation expense for restricted stock awards as of September 30, 2016 was $227,710 to be recognized ratably over the next 1.12 years.

Modifications

During the nine months ended September 30, 2016, the Company accelerated the vesting of all unvested stock options and restricted stock awards granted to the Company’s former chief development officer in relation to his separation from the Company. In addition, the Company modified the post-employment exercise period of the stock options previously granted, extending the exercise period to December 31, 2017.

During the nine months ended September 30, 2016, the Company modified the post-employment exercise period of stock options previously granted to the Company’s former chief executive officer in relation to his separation from the Company. The modification extended the exercise period to May 13, 2020. In addition, the Company accelerated the vesting of 9,733 shares of the previously granted restricted stock awards that were scheduled to vest in July 2016. The remaining unvested restricted stock awards were forfeited upon separation.

These modifications resulted in an approximately $412,000 increase in stock-based compensation for the nine months ended September 30, 2016.

Treasury Stock

During the nine months ended September 30, 2016, the Company acquired approximately 13,376 shares of treasury stock to satisfy minimum tax withholding related to vesting of restricted stock awards. These shares were acquired at a total cost of $83,391.

Note 8:      Income Taxes

During the three and nine months ended September 30, 2016, the Company recorded income tax expense of approximately $14,000 and $132,000, respectively, due to a revised estimate for the valuation allowance on the Company’s deferred tax assets, a revised estimate of the Company’s uncertain tax positions, state tax expense as a result of current year state income taxes and a lower estimate of income tax refunds available through net operating loss (“NOL”) carrybacks.

Note 9:      Related Party Transactions

The Company entered into consulting and legal agreements with certain common stockholders related to services performed for the operations and transaction related activities of the Company.  Amounts paid to or for the benefit of these stockholders was approximately $111,000 and $421,000 for the three and nine months ended September 30, 2016, respectively. Amounts paid to or for the benefit of these stockholders was approximately $100,000 and $471,000 for the three and nine months ended September 30, 2015, respectively.

Note 10:      Commitments and Contingencies

Operating Leases

The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio.

Total rent expense for the three and nine months ended September 30, 2016 was $903,771 and $2,510,782, respectively. Total rent expense for the three and nine months ended September 30, 2015 was $402,061 and $756,678, respectively.

Future minimum annual lease payments are as follows:

2016 (remaining)	$843,053
2017	3,342,862
2018	2,753,063
2019	2,416,784
2020	2,154,008
Thereafter	10,112,360
Total	$21,622,130

Litigation

In the normal course of business, the Company is party to litigation from time to time.

On July 7, 2015, a group of six franchisees, who formerly owned a total of 13 franchise licenses that were terminated by the Company due to defaults in performance, commenced a collective arbitration proceeding before the American Arbitration Association in San Diego, California. The claimants’ demand for arbitration asserts claims for breach of contract, promissory fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, wrongful termination of franchise agreements and “wrongful competition” pursuant to unspecified state business practices, unfair competition and franchise statutes. In April 2016, one of the franchisee’s claims was voluntarily dismissed, thereby leaving a total of five claimants with a collective total of 12 former licenses remaining as part of the arbitration proceeding. On August 8, 2016, the claimants filed a Second Amended Addendum to Demand in which they seek, among other things, rescission of all franchise investment- related fees and alleged losses on behalf of all remaining claimants. Based on a written discovery response served on October 7, 2016, certain of the claimants disclosed that they are alternatively seeking to recover lost profits, plus punitive damages and attorneys' fees.  There is an evidentiary hearing presently set to commence on January 16, 2017. The Company is vigorously defending the arbitration proceeding, and does not believe a loss contingency is probable or estimable as of September 30, 2016.

Note 11:      Segment Reporting

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.

The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of September 30, 2016, the Company operated or managed 61 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of September 30, 2016, the franchise system consisted of 293 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, litigation and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for the Company’s two operating business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Corporate clinics	$2,341	$1,198	$6,137	$2,209
Franchise operations	3,163	2,940	8,606	7,864
Total revenues	$5,504	$4,138	$14,743	$10,073

Segment operating (loss) income:
Corporate clinics	$(1,523)	$(941)	$(4,857)	$(1,526)
Franchise operations	1,194	1,271	3,274	3,063
Total segment operating (loss) income	$(329)	$330	$(1,583)	$1,537

Depreciation and amortization:
Corporate clinics	$599	$353	$1,625	$611
Franchise operations	-	-	-	-
Corporate administration	97	68	283	211
Total depreciation and amortization	$696	$421	$1,908	$822

Reconciliation of total segment operating income (loss) to consolidated earnings (loss) before income taxes (in thousands):
Total segment operating (loss) income	$(329)	$330	$(1,583)	$1,537
Unallocated corporate	(2,286)	(2,381)	(7,708)	(7,350)
Consolidated loss from operations	(2,615)	(2,051)	(9,291)	(5,812)
Bargain purchase gain	-	384	-	384
Other income, net	2	16	10	18
Loss before income tax expense	$(2,613)	$(1,651)	$(9,281)	$(5,410)

	September 30, 2016	December 31, 2015
Segment assets:
Corporate clinics	$14,266	$12,426
Franchise operations	2,266	2,580
Total segment assets	$16,532	$15,006

Unallocated cash and cash equivalents and restricted cash	$3,863	$17,178
Unallocated property and equipment	896	802
Other unallocated assets	835	376
Total assets	$22,126	$33,362

“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Item 1A of our Form 10-K for the year ended December 31, 2015. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	we may not be able to successfully implement our growth strategy if we or our franchisees are unable to locate and secure appropriate sites for clinic locations, obtain favorable lease terms, and attract patients to our clinics;

•	we have limited experience operating company-owned or managed clinics, and we may not be able to duplicate the success of some of our franchisees;

•	we may not be able to acquire operating clinics from existing franchisees or develop company-owned or managed clinics on attractive terms;

•	any acquisitions that we make could disrupt our business and harm our financial condition;

•	we may not be able to continue to sell franchises to qualified franchisees;

•	we may not be able to identify, recruit and train enough qualified chiropractors to staff our clinics;

•	new clinics may not be profitable, and we may not be able to maintain or improve revenues and franchise fees from existing clinics;

•	the chiropractic industry is highly competitive, with many well-established competitors;

•	recent administrative actions and rulings regarding the corporate practice of medicine and joint employer responsibility may jeopardize our business model;

•	we may face negative publicity or damage to our reputation, which could arise from concerns expressed by opponents of chiropractic and by chiropractors operating under traditional service models;

•	legislation and regulations, as well as new medical procedures and techniques could reduce or eliminate our competitive advantages;

•	we face increased costs as a result of being a public company; and

•	we have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses.

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

Key Clinic Development Trends.   As of September 30, 2016, we or our franchisees operated 354 clinics. Of the 354 clinics in operation, we operated 61 as company-owned or managed clinics. Of the 61 company-owned or managed clinics, 29 were constructed and developed by us, and 32 were acquired from franchisees.

Our future growth strategy will be to continue to foster the growth of our acquired and developed clinics that are owned and managed by us, and to grow through the sale and development of additional franchises.

We recognize the critical importance of preserving cash and strengthening clinics we have already developed. Therefore, we do not plan to add additional company-owned or managed clinics for the remainder of 2016. The scaling back of launching company-owned or managed clinics allows us to continue to focus on growing gross sales, streamlining operations across all 61 company-owned or managed clinics and expanding franchise development.

We believe that The Joint has a remarkably sound concept, benefiting from the fundamental changes taking place in the manner in which Americans access chiropractic care and their growing interest in seeking effective, affordable natural solutions for general wellness. These trends join with the strong preference we have seen among chiropractic doctors to reject the insurance-based model, to produce a dynamic combination that benefits the consumer and the service provider alike. We believe that these forces create an important opportunity to accelerate the growth of our network through new franchise development.

Recent Developments

During the nine months ended September 30, 2016, we opened eight company-owned or managed clinic and terminated the regional developer rights in one territory. In addition, we acquired six developed franchises and one undeveloped franchise in California and New Mexico. We are operating the six developed franchises as company-owned or managed clinics and have terminated the undeveloped clinic license.

We will continue to foster the growth of our 61 company-owned or managed clinics. However, our Chicago-area clinics, while growing as a group, continue to underperform relative to or compared to our expectations. While we are working to improve the operating performance of the Chicago area clinics, we are also exploring strategic alternatives for those clinics that are in the best interest of our shareholders.

During the three and nine months ended September 30, 2016, we terminated six and fifteen franchise licenses, respectively, that were in default of various obligations under their respective franchise agreements. In conjunction with these terminations, during the three and nine months ended September 30, 2016, we recognized $195,800 and $477,109 of revenue and $65,100 and $162,250 of costs, respectively, which were previously deferred.

Factors Affecting Our Performance

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic openings, markets in which they are contained and related expenses, general economic conditions, consumer confidence in the economy, consumer preferences, and competitive factors.

Significant Accounting Polices and Estimates

There were no additional changes in our significant accounting policies and estimates during the three and nine months ended September 30, 2016 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.

Total Revenues – Three Months Ended September 30, 2016

Components of revenues for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, are as follows:

	Three Months Ended September 30,
	2016	2015	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$2,341,471	$1,198,397	$1,143,074	95.4%
Royalty fees	1,540,264	1,150,574	389,690	33.9%
Franchise fees	602,400	638,000	(35,600)	(5.6)%
Advertising fund revenue	595,955	330,502	265,453	80.3%
IT related income and software fees	235,925	197,569	38,356	19.4%
Regional developer fees	123,921	531,350	(407,429)	(76.7)%
Other revenues	63,654	91,623	(27,969)	(30.5)%

Total revenues	$5,503,590	$4,138,015	$1,365,575	33.0%

The reasons for the significant changes in our components of total revenues are as follows:

Consolidated Results

•	Total revenues increased by $1.4 million primarily due to the addition of 32 company-owned or managed clinics, and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues and management fees from company-owned or managed clinics increased due to the number of company-owned or managed clinics in operation during the current quarter compared to the same quarter last year. As of September 30, 2016 and 2015, there were 61 and 29 company-owned or managed clinics in operation, respectively.

Franchise Operations

•	Royalty fees have increased due to an increase in the number of franchised clinics in operation during the current quarter along with continued sales growth in existing franchised clinics. As of September 30, 2016 and 2015, there were 293 and 248 franchised clinics in operation, respectively.
•	Franchise fees decreased due to the timing of franchise license terminations. In the three months ended September 30, 2016 and 2015, we recognized revenue from terminations of $196,000 and $290,000, respectively; offset by an increase in franchise openings in the quarter. For the three months ended September 2016 and 2015, 16 and 13 new franchise clinics opened, respectively.
•	Regional developer fees decreased due to revenue recognition on the reacquisition of regional developer rights of $138,250 and $377,000 during the three months ended September 30, 2016 and 2015, respectively.
•	IT related income and software fee and other revenues increased due to an increase in our franchise clinic base as described above.

Total Revenues – Nine Months Ended September 30, 2016

Components of revenues for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, and the reasons for significant changes in the components of our total revenues are as follows:

	Nine Months Ended
	September 30,
	2016	2015	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$6,137,277	$2,368,866	$3,768,411	159.1%
Royalty fees	4,337,643	3,264,278	1,073,365	32.9%
Franchise fees	1,641,409	1,862,259	(220,850)	(11.9)%
Advertising fund revenue	1,218,256	955,480	262,776	27.5%
IT related income and software fees	686,459	598,758	87,701	14.6%
Regional developer fees	496,538	799,600	(303,062)	(37.9)%
Other revenues	225,086	223,419	1,667	0.7%

Total revenues	$14,742,668	$10,072,660	$4,670,008	46.4%

The reasons for the significant changes in our components of total revenues are as follows:

Consolidated Results

•	Total revenues increased by $4.7 million primarily due to the addition of 32 company-owned or managed clinics, and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenue and management fees from company-owned or managed clinics increased due to the number of company-owned or managed clinics in operation during the current period compared to the same quarter last year. As of September 30, 2016 and 2015, there were 61 and 29 company-owned or managed clinics in operation, respectively.

Franchise Operations

•	Royalty fees have increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing clinics. As of September 30, 2016 and 2015, there were 293 and 248 franchised clinics in operation, respectively.
•	Franchise fees decreased due to the timing of franchise license terminations. In the nine months ended September 30, 2016 and 2015, we recognized revenue from terminations of $477,000 and $870,000, respectively, offset by year to date openings.
•	Regional developer fees decreased due to the timing of regional developer license acquisitions and terminations. We recognized revenue in relation to regional developer acquisitions or terminations of $139,000 and $537,000 during the nine months ended September 30, 2016 and 2015, respectively.
•	IT related income and software fee and other revenues increased due to an increase in our franchise clinic base as described above.

Cost of Revenues

Cost of Revenues	2016	2015	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$718,762	$745,482	$(26,720)	(3.6)%
Nine Months Ended September 30,	$2,186,464	$2,082,561	$103,903	5.0%

For the three months ended September 30, 2016, as compared with the same period last year, the total cost of revenues decreased due to fewer regional developer commissions recognized in conjunction with franchise license terminations or openings in the period as compared to prior year, offset by an increase in regional developer royalties of $75,000 triggered by an increase of royalty revenues of approximately 34% as compared to the prior quarter.

For the nine months ended September 30, 2016, as compared with the same period last year, the total cost of revenues increased due to increased regional developer royalties of $238,000 triggered by an increase of royalty revenues of approximately 33% as compared to the prior year, offset by a decrease of $138,000 due to fewer regional developer commissions recognized in conjunction with franchise license terminations or openings in the period as compared to prior year.

Selling and Marketing Expenses

Selling and Marketing Expenses	2016	2015	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$1,272,524	$500,579	$771,945	154.2%
Nine Months Ended September 30,	$3,184,484	$1,881,502	$1,302,982	69.3%

Selling and marketing expenses increased for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, due to the increased marketing efforts at company-owned or managed clinics.

Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2016	2015	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$695,579	$421,390	$274,189	65.1%
Nine Months Ended September 30,	$1,908,238	$822,489	$1,085,749	132.0%

Depreciation and amortization expenses increased for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, primarily due to property and equipment additions related to the acquisition of franchise clinics and development of company-owned or managed clinics since September 30, 2015 and intangible asset additions relating to our acquisitions of franchises and regional developer rights.

General and Administrative Expenses

General and Administrative Expenses	2016	2015	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$5,431,243	$4,521,463	$909,780	20.1%
Nine Months Ended September 30,	$16,754,645	$11,098,291	$5,656,354	51.0%

General and administrative expenses increased during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to the following:

•	An increase of approximately $0.8 million in occupancy costs due to the acquisition and development of additional company-owned or managed clinics.
•	An increase of approximately $0.1 million of payroll related expense as a result of additional headcount from 32 additional company-owned or managed clinics.

General and administrative expenses increased during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the following:

•	An increase of approximately $2.6 million in occupancy costs due to the acquisition and development of additional company-owned or managed clinics
•	An increase of approximately $2.3 million of payroll related expense of which $2.1 million relates to additional headcount from 32 additional company-owned or managed clinics.
•	An increase of approximately $0.6 million in other miscellaneous unallocated expenses.

Loss from Operations - Three Months Ended September 30, 2016

Loss from Operations	2016	2015	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$(2,614,518)	$(2,050,899)	$(563,619)	27.5%

Consolidated Results

Consolidated loss from operations increased by $0.6 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily driven by the $0.6 million increase in operating loss in the corporate clinic segment discussed below.

Franchise Operations

Our franchise operations segment had net income from operations of $1.2 million for the three months ended September 30, 2016, a decrease of $0.1 million, compared to net income from operations of $1.3 million for the same period ended September 30, 2015. This decrease was primarily driven by:

•	An increase in $0.4 million in total revenues due primarily to an approximately 34% increase in franchise royalty revenues, more than offset by
•	A decrease of $0.5 million in regional developer revenue due to timing of RD acquisitions and terminations.

Corporate Clinics

Our corporate clinics segment had a loss from operations of $1.5 million for the three months ended September 30, 2016, an increase of $0.6 million compared to loss from operations of $0.9 million for the same period ended September 30, 2015. This increase was primarily driven by:

•	An increase of approximately $0.4 million of payroll related expense due to increased headcount from 32 additional company-owned or managed clinics.
•	An increase of approximately $0.8 million in occupancy costs due to the acquisition and development of additional company-owned or managed clinics.
•	An increase of approximately $0.2 million in selling and marketing expenses due to the acquisition and development of 32 additional company-owned or managed clinics.
•	An increase of approximately $0.3 million in depreciation and amortization related to the acquisition and development of 32 additional company-owned or managed clinics.
•	An increase in revenues of approximately $1.1 million from company-owned or managed clinics, which offset the above costs.

Loss from Operations – Nine Months Ended September 30, 2016

Loss from Operations	2016	2015	Change from Prior Year	Percent Change from Prior Year

Nine Months Ended September 30,	$(9,291,163)	$(5,812,183)	$(3,478,980)	59.9%

Consolidated Results

Consolidated loss from operations increased by $3.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily driven by the $3.3 million increase in operating loss in the corporate clinic segment period over period, discussed below.

Franchise Operations

Our franchise operations segment had net income from operations of $3.3 million for the nine months ended September 30, 2016, an increase of $0.2 million, compared to net income from operations of $3.1 million for the same period ended September 30, 2015. This increase was primarily driven by:

•	An increase of approximately $1.1 million in total revenues, due primarily to an approximately 33% increase in franchise royalty revenues, partially offset by
•	A decrease of $0.5 million regional developer revenue due to timing of RD acquisitions and terminations, and an increase of $0.2 million in support expense attributable to increased headcount to manage our national expansion.

 Corporate Clinics

Our corporate clinics segment had loss from operations of $4.8 million for the nine months ended September 30, 2016, an increase of $3.3 million compared to a loss from operations of $1.5 million for the same period ended September 30, 2015. This increase was primarily driven by:

•	An increase of approximately $2.1 million of payroll related expense due to increased headcount from 38 additional company-owned or managed clinics.
•	An increase of approximately $2.7 million in occupancy costs due to the acquisition and development of 38 additional company-owned or managed clinics.
•	An increase of approximately $1.0 million in selling and marketing expenses due to the acquisition and development of 38 additional company-owned or managed clinics.
•	An increase of approximately $1.0 million in depreciation and amortization related to the acquisition and development of 38 additional company-owned or managed clinics.
•	An increase in revenues of approximately $3.9 million from company-owned or managed clinics, which offset the above costs.

Income Tax Expense

Income Tax (Expense) Benefit	2016	2015	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$(14,277)	$(6,148)	$(8,129)	132.2%
Nine Months Ended September 30,	$(132,144)	$(6,148)	$(125,996)	2049.4%

Changes in our income tax expense related primarily to changes in the valuation allowance on our deferred tax assets, revisions to our uncertain tax positions, state income taxes, and a revised estimate on federal income tax refunds. For the three and nine months ended September 30, 2016, and 2015 the effective rate was -1.15% and 0%, respectively. The difference is due to an increased valuation allowance against our net deferred tax assets, in addition to state income taxes relating to Voluntary Disclosure Agreements (“VDAs”) with various taxing jurisdictions and an adjustment to expected federal income tax refunds.

Liquidity and Capital Resources

Sources of Liquidity

Since 2012, until the initial public offering of our common stock (“IPO”) in 2014, we financed our business primarily through existing cash on hand and cash flows from operations.

On November 14, 2014, we completed our IPO of 3,000,000 shares of common stock at a price to the public of $6.50 per share. As a result of the IPO, we received aggregate net proceeds, after deducting underwriting discounts, commissions and other offering expenses, of approximately $17,065,000.  On November 18, 2014, our underwriters exercised their option to purchase 450,000 additional shares of common stock to cover over-allotments, pursuant to which we received aggregate net proceeds of approximately $2,710,000.

On November 25, 2015 we completed our follow-on public offering of 2,272,727 shares of our common stock at a price to the public of $5.50 per share. On December 30, 2015 our underwriters exercised their over-allotment option to purchase an additional 340,909 shares of common stock to cover over-allotments pursuant to which we received aggregate net proceeds of approximately $13.0 million.

We have used a significant amount of the net proceeds from our public offerings for the development of company-owned or managed clinics.  We accomplished this by developing new clinics, by repurchasing existing franchises or by acquiring existing chiropractic practices. In addition, we have used proceeds from our offerings to repurchase existing regional developer licenses and to continue to expand our franchised clinic business.  Other than to pursue this growth strategy, we have not allocated a specific amount of our net proceeds from our public offerings to any particular purpose. The net proceeds we actually expend for the development of company-owned or managed clinics and the acquisition of additional franchises or regional developer licenses, and the growth of our franchised clinic business may vary significantly depending on a number of factors, including the timing of our identification and leasing of suitable sites for company-owned or managed clinics and, in respect of the acquisition of franchises or regional developer licenses, our ability to enter into a binding acquisition agreement on favorable terms and the negotiated purchase price. In addition, the net proceeds we actually expend for general corporate purposes may vary significantly depending on a number of factors, including future revenue growth and our cash flows. As a result, we will retain broad discretion over the allocation of the net proceeds from our public offerings. Pending use of the net proceeds from our public offerings, we are holding the net proceeds in cash or short-term bank deposits.

As of September 30, 2016, we had cash and short-term bank deposits of $3,386,498. To preserve cash, we will not be adding any company-owned or managed clinics for the remainder of 2016. In addition, we are currently considering non-dilutive financing options to strengthen our financial position.

Analysis of Cash Flows

Net cash used in operating activities increased by approximately $6.3 million to $10.3 million for the nine months ended September 30, 2016, compared to $4.0 million for the nine months ended September 30, 2015.  The increase in cash used in operating activities was attributable primarily to increased expenses caused by increased operating losses and working capital requirements of our 61 company-owned or managed clinics and the addition of senior level and support staff in the latter part of 2015.

Net cash used in investing activities was approximately $2.6 million and $7.1 million during the nine months ended September 30, 2016, and 2015, respectively.  For the nine months ended September 30, 2016, this includes acquisitions of franchises of $0.8 million, the reacquisition and termination of regional developer rights of $.3 million, purchases of property and equipment of $1.5 million and payments received on notes receivable of $26,000.   For the nine months ended September 30, 2015, this includes acquisitions of franchises of $4.6, reacquisition and termination of regional developer rights of $1.1 million, purchases of property and equipment of $1.5 million, proceeds received on sale of property and equipment of $12,000, and payments received on notes receivable of $22,000.

Net cash used in financing activities was approximately $0.4 million and $0.1 million for the nine months ended September 30, 2016, and 2015, respectively. For the nine months ended September 30, 2016, this includes repayments on notes payable of $0.4 million, purchases of treasury stock under employee stock plans of $83,000 and offering costs adjustment of $1,000, partially offset by proceeds from exercise of stock options of $66,000. For the nine months ended September 30, 2015, this includes repayments on notes payable of $110,000.

Recent Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective.

We have implemented certain controls over the Company’s financial reporting and remediated certain significant deficiencies from the prior year. Our remediation plan includes additional resources to oversee financial reporting, the enhancement of segregation of duties, and the engagement of third party consultants to aid in designing and implementing processes and procedures to compile, reconcile and review accounts in a timely manner. However, even with these improvements one or more material weaknesses or significant deficiencies could be present and result in errors in our financial statements.

Changes in Internal Control over Financial Reporting

We are currently in the process of finalizing our remediation of the control weaknesses described above which include additional resources to oversee financial reporting, the enhancement of segregation of duties, and the engagement of third party consultants to aid in designing and implementing processes and procedures to compile, reconcile and review accounts in a timely manner. We believe that these, and other internal control changes that we will implement in the fourth quarter of 2016, will remediate our remaining deficiencies.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is party to litigation from time to time.

On July 7, 2015, a group of six franchisees, who formerly owned a total of 13 franchise licenses that were terminated by the Company due to defaults in performance, commenced a collective arbitration proceeding before the American Arbitration Association in San Diego, California. The claimants’ demand for arbitration asserts claims for breach of contract, promissory fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, wrongful termination of franchise agreements and “wrongful competition” pursuant to unspecified state business practices, unfair competition and franchise statutes. The claimants sought, but later abandoned, “a preliminary and permanent injunction prohibiting the Company from seeking to operate corporate clinics within 25 miles of any franchise clinic.” Although commenced in California, the arbitration proceeding was moved to Phoenix, Arizona, pursuant to the franchise agreements in dispute, which include clauses that make it mandatory for any arbitration proceeding to be conducted in this locale. The Company has also asserted counterclaims against each of the claimants for unpaid termination fees due to the premature termination of their licenses. In April 2016, one of the franchisee’s claims was voluntarily dismissed, thereby leaving a total of five claimants with a collective total of 12 former licenses remaining as part of the arbitration proceeding. On August 8, 2016, the claimants filed a Second Amended Addendum to Demand in which they seek, among other things, rescission of all franchise investment- related fees and alleged losses on behalf of all remaining claimants. Based on a written discovery response served on October 7, 2016, certain of the claimants disclosed that they are alternatively seeking to recover lost profits, plus punitive damages and attorneys' fees.  There is an evidentiary hearing presently set to commence on January 16, 2017. The Company is vigorously defending the arbitration proceeding.

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

THE JOINT CORP.

Dated: November 14, 2016	By:	/s/ Peter D. Holt
Peter D. Holt
Chief Executive Officer
(Principal Executive Officer )

Dated: November 14, 2016	By:	/s/ John P. Meloun
John P. Meloun
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

