Form 10-K
period 2016-12-31
JOINT Corp
filed 2017-03-10
CIK 1612630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $21.2 million as of June 30, 2016 based on the closing sales price of the common stock on the NASDAQ Capital Market.

 There were 13,054,531 shares of the registrant’s common stock issued and outstanding as of March 1, 2017.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement relating to its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2016, are incorporated by reference in Part III of this Form 10-K.

 Forward-Looking Statements and Terminology

The information in this Annual Report on Form 10-K, or this Form 10-K, including this discussion under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports., including those risks outlined under “Risk Factors” in Item 1A of this Form 10-K. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-K. You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.  Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	we may not be able to successfully implement our growth strategy if we or our franchisees are unable to locate and secure appropriate sites for clinic locations, obtain favorable lease terms, and attract patients to our clinics;

•	we have limited experience operating company-owned or managed clinics, and we may not be able to duplicate the success of some of our franchisees, and in the case of certain company-owned or managed clinics that we have or may close, we were not able to duplicate the success of our most successful franchisees;

•	we may not be able to acquire operating clinics from existing franchisees or develop company-owned or managed clinics on attractive terms;

•	any acquisitions that we make could disrupt our business and harm our financial condition;

•	we may not be able to continue to sell franchises to qualified franchisees;

•	we may not be able to identify, recruit and train enough qualified chiropractors to staff our clinics;

•	new clinics may not be profitable, and we may not be able to maintain or improve revenues and franchise fees from existing franchised clinics;

•	the chiropractic industry is highly competitive, with many well-established competitors, which could prevent us from increasing our market share or result in reduction in our market share;

•	recent administrative actions and rulings regarding the corporate practice of medicine and joint employer responsibility may jeopardize our business model;

•	we may face negative publicity or damage to our reputation, which could arise from concerns expressed by opponents of chiropractic and by chiropractors operating under traditional service models;

•	legislation, regulations, as well as new medical procedures and techniques could reduce or eliminate our competitive advantages; and

•	we face increased costs as a result of being a public company.

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

PART I

ITEM 1.                  BUSINESS

Overview

Our principal business is to develop, own, operate, support and manage chiropractic clinics through direct ownership, management arrangements, franchising and the sale of regional developer rights throughout the United States.

We are a rapidly growing franchisor and operator of chiropractic clinics that uses a private pay, non-insurance, cash-based model. We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry through the rapid and focused expansion of chiropractic clinics in key markets throughout North America and abroad. We strive to accomplish our mission by making quality care readily available and affordable in a retail setting. We have created a growing network of modern, consumer-friendly chiropractic clinics operated by franchisees and by us that employ licensed chiropractors. We have priced our services below most competitors’ pricing for similar services and below most insurance co-payment levels (i.e., below the patient co-payment required for an insurance-covered service).

Since acquiring the predecessor to our company in March, 2010, we have grown our enterprise from eight to 370 clinics in operation as of December 31, 2016, with an additional 115 franchise licenses sold but not yet developed across our network. In the year ended December 31, 2016, our system registered 4.1 million patient visits and generated system-wide sales of $98.6 million. As of December 31, 2016, 309 of our clinics were operated by franchisees and 61 clinics were operated as company-owned or managed clinics. Our future growth strategy will focus on rapidly growing our franchise base through the sale of additional franchises and through a robust regional developer network, and opportunistically adding and operating clinics owned or managed by us. We collect a royalty of 7.0% of revenues from franchised clinics. We remit a 3.0% royalty to our regional developers on the gross sales of franchises opened within certain regional developer protected territories. We also collect a national marketing fee of 2.0% of gross sales of all franchised clinics. We receive a franchise sales fee of $39,900 for each franchise we sell directly and a franchise fee ranging from $19,950 to $25,400 for each franchise sold through our network of regional developers.

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

On November 25, 2015, we closed on our follow-on public offering of 2,272,727 shares of our common stock, offered and sold by the Company, at a price to the public of $5.50 per share. We granted the underwriters a 45-day option to purchase up to 340,909 additional shares of common stock to cover over-allotments, if any. On December 30, 2015, our underwriters exercised their over-allotment option to purchase an additional 340,909 shares of common stock at a price of $5.50 per share. After giving effect to the over-allotment exercise, the total number of shares offered and sold in our follow-on public offering increased to 2,613,636 shares. With the over-allotment option exercise, we received aggregate net proceeds of approximately $13.0 million.

For the years ended December 31, 2016 and 2015, we had net losses after taxes of $15,173,872 and $8,797,321, respectively.

We deliver convenient, appointment-free chiropractic adjustments in an inviting, open bay environment at prices that are approximately 68% lower than the average industry cost for comparable procedures offered by traditional chiropractors, according to 2016 industry data from Chiropractic Economics. In support of our mission to offer affordable and convenient care and value for our patients, our clinics offer a variety of customizable membership and wellness treatment plans which offer additional value pricing even as compared with our single-visit pricing schedules. These flexible plans are designed to attract patients and encourage repeat visits and routine usage as part of an overall health and wellness program.

As of December 31, 2016, we had 370 franchised or company-owned or managed clinics in operation in 30 states. The map below shows the states in which we or our franchisees operate clinics and the number of clinics open in each state as of December 31, 2016.

Our retail locations have been selected to be visible, accessible and convenient. We offer a welcoming, consumer-friendly experience that attempts to redefine the chiropractic doctor/patient relationship. Our clinics are open longer hours than many of our competitors and our patients do not need appointments. We accept cash or major credit cards in return for our services. We do not accept insurance and do not provide Medicare covered services. We believe that our approach, especially our commitment to affordable pricing and our ready service delivery model, will attract existing consumers of chiropractic services and will also appeal to the growing market of consumers who seek alternative or non-invasive wellness care, but have not yet tried chiropractic.

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

Our consumer-focused service model targets the non-acute treatment market, which we believe to be the largest segment of the $15 billion chiropractic services market. As our model does not focus on the treatment of severe, acute injury, we do not provide expensive and invasive diagnostic tools such as MRIs and X-rays. Instead we refer those with acute symptoms to alternate healthcare providers, including traditional chiropractors.

Our Industry

Chiropractic care is widely accepted among individuals with a variety of medical conditions, particularly back pain. A 2016 Gallup report commissioned by Palmer College of Chiropractic shows that 35.5 million U.S. adults (11% of the total U.S. population) now seek chiropractic care each year, an increase of 1.9 million as compared to the 33.6 million U.S. adults reported in the inaugural 2015 Gallup-Palmer report. These numbers represent a marked increase over the 2012 National Health Interview Survey that measured chiropractic use at 20.6 million U.S. adults, or 8% of the population. According to the American Chiropractic Association, 80% of Americans experience back pain at least once in their lifetime. According to the 2016 Gallup report commissioned by the Palmer College of Chiropractic, over half of adults in the United States (55%) say they are likely to see a chiropractor if they had significant neck or back pain. Chiropractic care is increasingly recognized as an effective treatment for pain and potentially for a variety of other conditions. The American College of Physicians (ACP) now recommends for patients with chronic low back pain, non-drug therapy such as spinal manipulation as a first line of treatment. The ACP states that treatments such as spinal manipulation are shown to improve symptoms with little risk of harm. The National Center for Complementary & Alternative Medicine of the National Institutes of Health has stated that spinal manipulation appears to benefit some people with low-back pain and also may be helpful for headaches, neck pain, upper- and lower-extremity joint conditions and whiplash-associated disorders. The Mayo Clinic has recognized chiropractic as safe when performed by trained and licensed chiropractors, and the Cleveland Clinic has stated that chiropractors are established members of the mainstream medical team.

The Bureau of Labor Statistics estimates that $90 billion is spent on back pain each year in the U.S. The chiropractic industry in the United States is large, growing and highly fragmented. According to a report issued by IBIS World Chiropractors Market Research in August 2016, expenditures for chiropractic services in the U.S. are $15.0 billion annually. The United States Bureau of Labor Statistics expects employment in chiropractic to grow faster than the average for all occupations. Some of the factors that the Bureau of Labor Statistics identified as driving this growth are healthcare cost pressures, an aging population requiring more health care and technological advances, all of which are expected to increasingly shift services from inpatient facilities and hospitals to outpatient settings. We believe that the demand for our chiropractic services will continue to grow as a result of several additional drivers, such as the increased awareness of the benefits of regular maintenance therapy coupled with an increasing awareness of the convenience of our service and of our pricing at a significant discount to the cost of traditional chiropractic adjustments and, in most cases, at or below the level of insurance co-payment amounts.

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

Most chiropractic practices are set up to accept and to process insurance-based reimbursement. While chiropractors typically accept cash payment in addition to insurance, Medicare and Medicaid, they continue to incur overhead expenses associated with maintaining the capability to process third-party reimbursement. We believe that most chiropractors who use this third-party reimbursement model would find it economically difficult to discount the prices they charge for their services to levels comparable with our pricing.

Accordingly, we believe these and certain other trends favor our business model. Among these are:

•	People have increasingly active lifestyles and are living longer, requiring more medical, maintenance and preventative support;

•	People are increasingly open to alternative, non-pharmacological types of care;

•	Utilization of more conveniently situated, local-sited urgent-care or “mini-care” alternatives to primary care is increasing; and

•	Popularity of health clubs, massage and other non-drug, non-invasive wellness maintenance providers is growing.

Our Competitive Strengths

We believe the following competitive strengths have contributed to our initial success and will position us for future growth:

Retail, consumer-driven approach.  To support our consumer-focused model, we use strong, recognizable retail approaches to stimulate brand-awareness and attract patients to our clinics. We intend to continue to drive awareness of our brand by locating clinics mainly at retail centers and convenience points, displaying prominent signage and employing consistent, proven and targeted marketing tools. Most of our clinics offer patient care six or seven days per week at convenient locations. We offer our patients the flexibility to visit our clinics without an appointment and receive prompt attention. Additionally, we offer extended hours of operation, including weekends, which is not typical among our competitors.

We attracted an average per clinic of 880 new patients during the year ended December 31, 2016, as compared to the 2016 chiropractic industry average of 364 new patients per year for traditional insurance-based non-multidisciplinary or integrated practices, according to a 2016 Chiropractic Economics survey.

Quality Service.  Across our system we have a community of over 800 fully licensed chiropractic doctors, performing more than 4 million adjustments annually. Our doctors provide patient care focused on pain relief and ongoing wellness to promote healthy, active lifestyles. We provide our doctors one-on-one training, as well as ongoing coaching and mentoring through our partnerships with two of the profession’s preeminent instructors in chiropractic technique and adjusting. Our doctors continually refine their skills, as our clinics see an average of 228 patients per week, as compared to the 2016 chiropractic industry average of 132 patients per week for non-multidisciplinary or integrated practices, according to a 2016 Chiropractic Economics survey. Our service offerings encourage consumer trial, repeat visits and sustainable patient relationships.

By limiting the administrative burdens of insurance processing, our model helps chiropractors focus on patient service. We believe the time our chiropractors save by not having to perform administrative duties related to insurance reimbursement allows more time to see more patients, establish and reinforce chiropractor/patient relationships, and educate patients on the benefits of chiropractic maintenance therapy.

Our approach has made us an attractive alternative for chiropractic doctors who want to spend more time treating patients than they typically do in traditional practices, which are burdened with greater overhead, personnel and administrative expense. We believe that our model helps us to recruit chiropractors who want to focus their practice principally on patient care.

Pricing Structure.  We believe that our strongest competitive advantages are our price and convenience. We offer a much less expensive alternative to traditional chiropractic services by focusing on non-acute care and by not participating in insurance or Medicare reimbursement. We can do this because our clinics do not have the expenses of performing certain diagnostic procedures and processing reimbursement claims. Our model allows us to pass these savings on to our patients. According to Chiropractic Economics in 2016, the average fee for a chiropractic treatment involving spinal manipulation in a cash-based practice in the United States is approximately $74. By comparison, our average fee as of December 31, 2016, was approximately $24, approximately 68% lower than the industry average price.

We believe our pricing and service offering structure helps us to generate higher usage. The following table sets forth our average price per adjustment as of December 31, 2016, for patients who pay by single adjustment plans, multiple adjustment packages, and multiple adjustment membership plans. Our price per adjustment as of December 31, 2016 averaged approximately $24 across all three groups.

	The Joint Service Offering
	Single Visit	Package(s)	Membership(s)
Price per adjustment	$39	$20 – $33	$15 – $20

Proven track record of opening clinics and growing revenue at the clinic level.  We have grown our clinic revenue base consistently since we acquired our predecessor in March 2010. From January 2012 through December 31, 2016, we have increased monthly sales at our clinics from $0.4 million to $9.3 million. During this period, we increased the number of clinics in operation from 33 to 370.

We continue to be encouraged by the ability of individual clinics to generate growth. While there is significant variation in results among our system, and the results of our top-performing clinics are not representative of our system overall, we believe it is worth noting that in January 2012, the highest-performing clinic in our system was a franchise clinic which had monthly sales of approximately $45,000, and in December 2016, the highest performing clinic in our system was a franchise clinic which had monthly sales of approximately $88,000.

Strong and proven management team.  Our strategic vision is directed by our President and Chief Executive Officer Peter D. Holt, who has more than 30 years of experience in domestic and international franchising, franchise development and operations. His appointment confirms our commitment to the continued strengthening of operations, the continued cultivation and management of our franchise community, as well as a strong commitment to future clinic development both domestically and internationally. Mr. Holt was most recently president and chief executive officer of Tasti-D-Lite & Planet Smoothie. He has also served as chief operating officer of 24seven Vending (U.S), where he directed its franchise system in the U.S., and as executive vice president of development for Mail Boxes Etc. and vice president of international for I Can’t Believe It’s Yogurt and Java Coast Fine Coffees. Mr. Holt directs a team of dedicated leaders who are focused on executing our business plan and implementing our growth strategy. We believe that our management team’s experience and demonstrated success in building and operating a robust franchise system, will be a key driver of our growth and will position us well for achieving our long-term strategy.

Our Growth Strategy

Our goal is not only to capture a significant share of the existing market but also to expand the market for chiropractic care. We are accomplishing this through the rapid geographic expansion of our affordable franchising program and the opportunistic addition of company-owned or managed clinics. We do not expect to acquire or to open any company-owned or managed clinics in 2017; however, at the appropriate time, we intend to resume the addition of company-owned or managed clinics. Accordingly, our long-term growth tactics include:

•	the continued growth of system sales and royalty income;

•	the opening of clinics already in development;

•	the sale of additional franchises;

•	the sale of additional regional developer protected territories;

•	increasing the capability and capacity of our existing regional developer network;

•	improving operational margins and leveraging infrastructure;

•	the opportunistic acquisition of existing franchises; and

•	the continued development of company-owned clinics in clustered geographies.

 Our analysis of data from over 450,000 patient records from 362 clinics across 30 states suggests that the United States market alone can support at least 1,700 of our clinics.

Continued growth of system sales.

System wide comparable same-store sales growth, or “Comp Sales,” for 2016 was 27.5% for the full year of 2016. Comp Sales refers to the amount of sales a clinic generates in the most recent accounting period, relative to the amount of sales it generated in a similar period in the past. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. We believe that the experience we have gained in developing and refining management systems, operating standards, training materials and marketing and customer acquisition activities has contributed to our system’s revenue growth. In addition, we believe that increasing awareness of our brand has contributed to revenue growth, particularly in markets where the number and density of our clinics has made cooperative and mass media advertising attractive. We believe that our ability to leverage aggregated and general media digital advertising and search tools will continue to grow as the number and density of our clinics increases.

We acquired our first company-owned or managed clinic on December 31, 2014. In the first full calendar quarter after that acquisition, total revenue from company-owned or managed clinics was $0.4 million, growing to approximately $2.4 million in the quarter ended December 31, 2016. Total revenue from our 61 company-owned or managed clinics was approximately $8.6 million for the year ended December 31, 2016 as compared to $3.7 million for the year ended December 31, 2015. Through December 31, 2016, revenue from company-owned or managed clinics consisted of revenue earned from 32 franchised clinics that we acquired, as well as 29 clinics that we developed.

Opening clinics in development.

In addition to our 370 operating clinics, as of December 31, 2016, we have granted franchises either directly or through our regional developers for an additional 115 clinics that we believe will be developed in the future. We will continue to support our franchisees and regional developers to open these clinics and to achieve sustainable performance as rapidly as possible.

During the year ended December 31, 2016, we terminated 17 franchise licenses for undeveloped clinics that were in default.

Selling additional franchises.

We will continue to sell franchises. We believe that to secure leadership in our industry and to maximize our opportunities in our markets, it is important to gain brand equity and consumer awareness as rapidly as possible, consistent with a disciplined approach to opening clinics. We believe that continued sales of franchises in selected markets is the most effective way to drive brand awareness in the short term. Our longer-term strategy includes the resumption of opening or acquiring company-owned or managed clinics, and we believe that a growth strategy that includes both franchised and company-owned or managed clinics has advantages over either approach by itself.

Continue to improve margins and leverage infrastructure.

We believe our corporate infrastructure can scale to support a clinic base greater than our existing footprint. As we continue to grow, we expect to drive greater efficiencies across our operations, development and marketing programs and further leverage our technology and existing support infrastructure. We believe we will be able to control corporate costs over time to enhance margins as general and administrative expenses grow at a slower rate than our clinic base and sales. At the clinic level, we expect to drive margins and labor efficiencies through continued sales growth and consistently applied operating standards as our clinic base matures and the average number of patient visits increases. In addition, we will consider introducing selected and complementary branded products such as nutraceuticals or dietary supplements and related additional services.

Acquiring existing franchises.

While we do not expect to acquire any operating franchised clinics in 2017, we do not rule out the opportunistic acquisition of existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. Following the completion of the IPO through December 31, 2016, we acquired a net of 32 existing franchises and now operate them as company-owned or managed clinics.

Development of company-owned or managed clinics.

In June, 2016, we ceased additional expansion of our company-owned or managed clinic portfolio to allow our portfolio of clinics to mature and to focus resources on the growth of our franchise system. In January, 2017, we sold the assets of six of our 11 clinics in the Chicago area for a nominal amount to a limited liability company that includes existing franchisees as members, and recorded a related impairment charge in 2016. The limited liability company will operate the clinics pursuant to a franchise agreement. We closed the remaining five Chicago-area clinics, as well as three company-managed clinics in upstate New York.

We do not rule out the opportunistic development of company-owned or managed clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors.

When we resume the acquisition and development of company-owned or managed clinics we intend to target geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertisement and marketing and attain general corporate and administrative operating efficiencies. We also believe that the development timeline and point of break-even for company-owned or managed clinics can be shortened and that our revenue from company-owned or managed clinics will ultimately exceed revenue that would be generated through royalty income from a franchise-only system.

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

In states that regulate the “corporate practice of chiropractic,” our chiropractic services are provided by legal entities organized under state laws as professional corporations, or PCs. Each of the PCs is wholly owned by one or more licensed chiropractors, and employs or contracts with chiropractors in one or more offices. We do not own any capital stock of (or have any other ownership interest in) any such PC. We and our franchisees that are not owned by chiropractors enter into management services agreements with PCs to provide the PCs on an exclusive basis with all non-clinical administrative services needed by the chiropractic practice. In November, 2015, the California Board of Chiropractic Examiners commenced an administrative proceeding to which we were not a party, in which it claimed that the doctor who owns the PC that we manage in southern California violated California’s prohibition on the corporate practice of chiropractic, among other claims, because our management of the clinics operated by his PC involved the exercise of control over certain clinical aspects of his practice. The California Board of Chiropractic Examiners has subsequently dismissed claims against the doctor who owns the PC in congruence with findings of the overseeing administrative judge. In June 2015, the New York Attorney General announced that it had entered into an Assurance of Discontinuance with a provider of business services to independently owned dental practices in New York, pursuant to which the provider paid a substantial fine and agreed to change its business and branding practices. While the effect of the proceeding before the California Board of Chiropractic Examiners and the New York Assurance of Discontinuance is that our business practices in California and New York may be under stricter scrutiny than elsewhere, we believe we are in substantial compliance with all applicable laws relating to the corporate practice of chiropractic.

Regulation relating to franchising

We are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a Franchise Disclosure Document or FDD containing certain information to prospective franchisees, and a number of states require registration of the FDD at least annually with state authorities. Included in the information required to be disclosed in our FDD is our business experience, material litigation, all fees due to us from franchisees, a franchisee’s estimated initial investment, restrictions on sources of products and services we impose on franchisees, development and operating obligations of franchisees, whether we provide financing to franchisees, our training and support obligations and other terms and conditions of our franchise agreement. We are operating under exemptions from registration in several states based on our qualifications for exemption as set forth in those states’ laws. Substantive state laws regulating the franchisor-franchisee relationship presently exist in many states. We believe that our FDD and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises. We have not elected to sell franchises in certain states where the time and cost associated with registering our FDD in that state is not, in our judgment, justified by current demand for franchises in that state. As of December 31, 2016, we were registered to sell franchises in 30 states.

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

In August, 2015, the National Labor Relations Board (or “NLRB”) adopted a more expansive definition of what it means to be a “joint employer,” making it easier for employees of franchisees to organize and bargain collectively. This NLRB action, as well as a July 2014 NLRB action holding that McDonald’s Corporation could be held jointly liable for labor and wage violations by its franchisees, may also make it easier for a franchisor to be held responsible as employer for a franchisee’s misconduct.

We are required to comply with the accessibility standards mandated by the U.S. Americans with Disabilities Act of 1990 and related federal and state statutes, which generally prohibit discrimination in accommodation or employment based on disability. We may, in the future, have to modify our clinics to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such actions will not require us to expend substantial funds.

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

Competition

The chiropractic industry is highly fragmented. According to First Research’s August 2015 report, the top 50 providers of chiropractic services in the United States generate less than 10% of industry revenue. Our competitors include approximately 39,000 independent chiropractic offices currently open throughout the United States as well as certain multi-unit operators. We may also face competition from traditional medical practices, outpatient clinics, physical therapists, med-spas, massage therapists and sellers of devices intended for home use to address back and joint discomfort. Our three largest multi-unit competitors are HealthSource Chiropractic, AlignLife Chiropractic & Natural Health Centers and ChiroOne Wellness Centers, all of which are insurance-based models.

We have identified two competitors who are attempting to duplicate our cash-only, low cost, appointment-free model. Based on publicly available information, these competitors operate ten clinics and two clinics, respectively, as franchises. We anticipate that other direct competitors will join our industry as our visibility, reputation and perceived advantages become more widely known. We believe our first mover advantage, proprietary operations systems, and strong unit level economics will continue to accelerate our growth even with the spawning of additional competition.

Employees

As of March 1, 2017, we had 94 employees on a full-time basis. None of our employees are members of unions or participate in other collective bargaining arrangements.

Facilities

We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of March 1, 2017, we leased 47 facilities in which we operate or intend to operate clinics.

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

As of March 1, 2017, our franchisees operated 322 clinics in 29 states. All of our franchise locations are leased.

Intellectual Property

Trademarks, trade names and service marks

“The Joint Chiropractic” is our trademark, registered in December 2016, under registration number 5095943. We have also registered “Relief. On so many levels” in December 2015, under registration number 4871809, and “The Joint” in April 2015, under registration number 4723892.

Additional trademarks previously registered include “The Joint… the Chiropractic Place” registered in February 2011, under registration number 3922558. We also registered the words, letters, and stylized form of service mark, “The Joint… the Chiropractic Place” in April 2013 under registration number 4323810.

ITEM 1A.              RISK FACTORS

Risks Related to Our Business

Our expansion into new markets may be more costly and difficult than we currently anticipate which would result in slower growth than we expect.

As experienced with our entry into the Chicago market, clinics we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy, marketing or operating costs than clinics we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision and culture. We may also incur higher costs from entering new markets, particularly with company-owned clinics if, for example, we hire and assign regional managers to manage comparatively fewer clinics than in more developed markets. For these reasons, both our new franchised clinics and our new company-owned or managed clinics may be less successful than our existing franchised clinics or may achieve target rates of patient visits at a slower rate. If we do not successfully execute our plans to enter new markets, our business, financial condition and results of operations could be materially adversely affected.

New clinics, once opened, may not be profitable, and the increases in average clinic sales and comparable clinic sales that we have experienced in the past may not be indicative of future results.

Our clinics continue to demonstrate increases in comparable clinic sales even as they mature. The annual Comp Sales for clinics that have been open for greater than 48 months was 16.1%. However, we cannot assure you that this will continue for our existing clinics or that clinics we open in the future will see similar results. In new markets, the length of time before average sales for new clinics stabilize is less predictable and can be longer than we expect because our limited knowledge of these markets and consumers’ limited awareness of our brand. New clinics may not be profitable and their sales performance may not follow historical patterns. In addition, our average clinic sales and comparable clinic sales for existing clinics may not increase at the rates achieved over the past several years. Our ability to operate new clinics, especially company-owned or managed clinics, profitably and increase average clinic sales and comparable clinic sales will depend on many factors, some of which are beyond our control, including:

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

Our growth plan includes a significant number of new clinics, focused currently on franchised clinics, but in the long term, also including company-owned or managed clinics. Our existing clinic management systems, administrative staff, financial and management controls and information systems may be inadequate to support our planned expansion. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing clinics. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, clinic teams and existing infrastructure which could harm our business, financial condition and results of operations.

Our long-term strategy involves opening new, primarily company-owned or managed clinics, and is subject to many unpredictable factors.

One component of our long-term growth strategy will be to open new company-owned or managed clinics and to operate those clinics on a profitable basis. After the sale or closing of 14 company-owned or managed clinics in Chicago and Upstate New York, we currently own or manage 47 company-owned or managed clinics. We have suspended the development of new company-owned or managed clinics, and when we resume this activity, we may not be able to open new company-owned or managed clinics as quickly as planned. In the past, we have experienced delays in opening some franchised clinics, for various reasons, including the landlord’s failure to turn over the premises to our franchisee on a timely basis. Such delays could happen again in future clinic openings. Delays or failures in opening new clinics could materially and adversely affect our growth strategy and our business, financial condition and results of operations. As we operate more clinics, our rate of expansion relative to the size of our clinic base will eventually decline.

In addition, one of our biggest challenges is locating and securing an adequate supply of suitable new clinic sites in our target markets. Competition for those sites is intense, and other medical and retail concepts that compete for those sites may have unit economic models that permit them to bid more aggressively for those sites than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Our ability to open new clinics also depends on other factors, including:

•	negotiating leases with acceptable terms;

•	identifying, hiring and training qualified employees in each local market;

•	timely delivery of leased premises to us from our landlords and punctual commencement and completion of construction;

•	managing construction and development costs of new clinics, particularly in competitive markets;

•	obtaining construction materials and labor at acceptable costs, particularly in urban markets;

•	unforeseen engineering or environmental problems with leased premises;

•	generating sufficient funds from operations or obtaining acceptable financing to support our future development;

•	securing required governmental approvals, permits and licenses (including construction permits and operating licenses) in a timely manner and responding effectively to any changes in local, state or federal laws and regulations that adversely affect our costs or ability to open new clinics; and

•	avoiding the impact of inclement weather, natural disasters and other calamities.

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

We have experienced periods of net losses, including consolidated net losses of approximately $15.2 and $8.8 million for the years ended December 31, 2016 and 2015, respectively. Our revenue may not grow and we may not achieve or maintain profitability in the future. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in Management’s Discussion and Analysis. If we are not able to achieve, sustain or increase profitability, our business will be materially adversely affected and the price of our common stock may decline.

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

From the commencement of our operations until we began to acquire or open company-owned or managed clinics, we have relied exclusively on the sale of franchises and regional developer licenses as sources of revenue until the franchises we have sold begin to generate royalty revenues. While we have determined to re-emphasize our franchising strategy in the near term, we may place less reliance in the future on these sources of revenue when we resume acquiring, developing and operating company-owned or managed clinics. We do not recognize revenues from company-owned or managed clinics until the opening of those clinics, and we will be required to use our working capital to operate our business and to develop company-owned or managed clinics. If the opening of our company-owned or managed clinics is delayed or if the cost of developing company-owned or managed clinics exceeds our expectations, we may experience insufficient working capital to fully implement our development plans, and our business, financial condition and results of operations could be adversely affected.

Our potential need to raise additional capital to accomplish our objectives of expanding into new markets and selectively developing company-owned or managed clinics exposes us to risks including limiting our ability to develop or acquire clinics and limiting our financial flexibility.

We intend, at the appropriate time, to resume the selective development and acquisition of company-owned or managed clinics and related businesses. If we do not have sufficient cash resources, our ability to develop and acquire clinics and related businesses could be limited unless we are able to obtain additional capital through future debt or equity financings. Using cash to finance development and acquisition of clinics and related businesses could limit our financial flexibility by reducing cash available for operating purposes. Using debt financing could result in lenders imposing financial covenants that limit our operations and financial flexibility. Using equity financing may result in dilution of ownership interests of our existing stockholders. We may also use common stock as consideration for the future acquisition of clinics and related businesses. If our common stock does not maintain a sufficient market value or if prospective acquisition candidates are unwilling to accept our common stock as part of the consideration for the sale of their clinics or businesses, we may be required to use more of our cash resources or greater debt financing to complete these acquisitions.

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

A substantial portion of our revenues comes from royalties generated by our franchised clinics. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of December 31, 2016, we had 123 franchisees operating 309 clinics. Accordingly, we are reliant on the performance of our franchisees in successfully opening and operating their clinics and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks as described in the next four risk factors, any one of which could impact our ability to collect royalty payments from our franchisees, may harm the goodwill associated with our brand and may materially adversely affect our business and results of operations.

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

A July, 2014 decision by the United States National Labor Relations Board held that McDonald’s Corporation could be held jointly liable for labor and wage violations by its franchisees. If this decision is upheld, it could result in us having responsibility for damages, reinstatement, back pay and penalties in connection with labor law violations by our franchisees over whom we have no control, and could have a material and adverse effect on our financial condition and results of operations.

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

Our franchise agreements specify a timetable for opening the clinic. Failure by our franchisees to open their clinics within the specified time limit would result in the reduction of royalty payments we receive and could result in the termination of the franchise agreement. As of December 31, 2016, we have 115 active licenses which we believe to be developable.

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

Our regional developers are independent operators. Accordingly, their actions are outside of our control. We depend upon our regional developers to sell a minimum number of franchises within their territory and to assist the purchasers of those franchises to develop and operate their clinics. The failure by regional developers to sell the specified minimum number of franchises within the time limits set forth in their regional developer license agreements would reduce the franchise fees we receive, delay the payment of royalties to us and result in a potential event of default under the regional developer license agreement. Of our total of eight regional developers as of December 31, 2016, six have not met their minimum franchise opening requirements within the time periods specified in their regional developer agreements.

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

The business of providing chiropractic services is highly competitive in each of the markets in which our clinics operate. The primary bases of such competition are quality of care and reputation, price of services, marketing and advertising strategy and implementation, convenience, traffic flow and visibility of office locations and hours of operation. Our clinics compete with all other chiropractors in their local market. Many of those chiropractors have established practices and reputations in their markets. Some of these competitors and potential competitors may have financial resources, affiliation models, reputations or management expertise that provide them with competitive advantages over us, which may make it difficult to compete against them. Our three largest multi-unit competitors are HealthSource Chiropractic, which currently operates 360 units; AlignLife Chiropractic & Natural Health Centers, which currently operates 25 units; and ChiroOne Wellness Centers, which currently operates 41 units. Each of these competitors is currently operating under an insurance based model. In addition, a number of other chiropractic franchises and chiropractic practices that are attempting to duplicate or follow our business model are currently operating in our markets and in other parts of the country and may enter our existing markets in the future.

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

In February, 2015, the Arkansas Board of Chiropractic Examiners questioned whether our business model might violate Arkansas law in its response to an inquiry we made on behalf of one of our franchisees. While the Arkansas Board did not thereafter pursue the matter of a possible violation, it might choose to do so at any time in the future. The Kansas Healing Arts Board, in response to a third party complaint about one of our franchisees, sent a letter to the franchisee in February 2015 questioning whether the franchise business model might violate Kansas law regarding the unauthorized practice of chiropractic care. We and the franchisee have had several communications with the Kansas Board with respect to modifying the management agreement to address its concerns, but we have no assurance that changes to the agreement will satisfy these concerns. The Oregon Chiropractic Board of Examiners has made several inquiries since our franchisees began operating in Oregon. While we have satisfied these past inquiries by providing a brief response or documentation, recently the Oregon Board has asked to meet with the franchisee’s PC chiropractor owner to address questions which may relate to our business model.

In November, 2015, the California Board of Chiropractic Examiners commenced an administrative proceeding to which we are not a party, in which it claimed that the doctor who owns the PC that we manage in southern California violated California’s prohibition on the corporate practice of chiropractic, among other claims, because our management of the clinics operated by his PC involved the exercise of control over certain clinical aspects of his practice. The claims have subsequently been dismissed; however, we cannot assure you that similar claims will not be made in the future, either against us or our affiliated PCs.

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

A July, 2014 decision by the United States National Labor Relations Board, or the NLRB, held that McDonald’s Corporation could be held liable as a “joint employer” for labor and wage violations by its franchisees. Subsequently, the NLRB issued a number of complaints against McDonald’s Corporation in connection with these violations. Additionally, an August 2015 decision by the NLRB held that Browning-Ferris Industries is a “joint employer” obligated to negotiate with the Teamsters union over workers supplied by a contract staffing firm within one of its recycling plants. In January 2016, Browning-Ferris Industries filed an appeal in a U.S. appellate court of an unfair labor practices charge arising out of this NLRB decision.

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

We, our franchisees and the chiropractor-owned PCs to which we and our franchisees provide management services, are subject to extensive federal, state and local laws, rules and regulations, including:

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

Many of the above laws, rules and regulations applicable to us, our franchisees and our affiliated PCs are ambiguous, have not been definitively interpreted by courts or regulatory authorities and vary from jurisdiction to jurisdiction. Accordingly, we may not be able to predict how these laws and regulations will be interpreted or applied by courts and regulatory authorities, and some of our activities could be challenged. In addition, we must consistently monitor changes in the laws and regulatory schemes that govern our operations. Although we have tried to structure our business and contractual relationships in compliance with these laws, rules and regulations in all material respects, if any aspect of our operations were found to violate applicable laws, rules or regulations, we could be subject to significant fines or other penalties, required to cease operations in a particular jurisdiction, prevented from commencing operations in a particular state or otherwise be required to revise the structure of our business or legal arrangements. Our efforts to comply with these laws, rules and regulations may impose significant costs and burdens, and failure to comply with these laws, rules and regulations may result in fines or other charges being imposed on us.

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

HIPAA required the United States Department of Health and Human Service, or HHS, to adopt standards to protect the privacy and security of individually identifiable health-related information, or PHI. HHS released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The privacy regulations extensively regulate the use and disclosure of PHI. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. The Health Information Technology for Economic and Clinical Health Act, or HITECH, which was signed into law in February of 2009, enhanced the privacy, security and enforcement provisions of HIPAA by, among other things, extending HIPAA’s privacy and security standards to “business associates,” which, like us, are independent contractors or agents of covered entities (such as the chiropractic PCs and other healthcare providers) that create, receive, maintain, or transmit PHI in connection with providing a service for or on behalf of a covered entity. HITECH also established security breach notification requirements, created a mechanism for enforcement of HIPAA by state attorneys general, and increased penalties for HIPAA violations. Violations of HIPAA or HITECH could result in civil or criminal penalties. In addition to HIPAA, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state. Lawsuits, including class actions and action by state attorneys general, directed at companies that have experienced a privacy or security breach also can occur. We have established policies and procedures in an effort to ensure compliance with these privacy related requirements. However, if there is a breach, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

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

The provision of chiropractic services by chiropractors entails an inherent risk of potential malpractice and other similar claims. While we do not have responsibility for compliance by affiliated PCs and their chiropractors with regulatory and other requirements directly applicable to chiropractors, claims, suits or complaints relating to services provided at the offices of our franchisees or affiliated PCs may be asserted against us. As we develop company-owned or managed clinics, our exposure to malpractice claims will increase. We have experienced six malpractice claims since our founding in April, 2010, which we have defended or are vigorously defending and do not expect its outcome to have a material adverse effect on our business, financial condition or results of operations. The assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages. Our current minimum professional liability insurance coverage required for our franchisees, affiliated PCs and company-owned clinics is $1.0 million per occurrence and $3.0 million in annual aggregate, with a self-insured retention of $0 per claim and $0 annual aggregate. In addition, we have a corporate business owners policy with coverage of $2.0 million per occurrence and $4.0 million in annual aggregate. If we are unable to obtain adequate insurance or if there is an increase in the future cost of insurance to us and the chiropractors who provide chiropractic services or an increase in the amount we have to self-insure, there may be a material adverse effect on our business and financial results.

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

Recognition of our brand names, including “THE JOINT CHIROPRACTIC”, and the association of those brands with quality, convenient and inexpensive chiropractic maintenance care are an integral part of our business. The occurrence of any events or rumors that cause patients to no longer associate the brands with quality, convenient and inexpensive chiropractic maintenance care may materially adversely affect the value of the brand names and demand for chiropractic services at our franchisees or their affiliated PCs.

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

Adjusted EBITDA consists of net income (loss), before interest, income taxes, depreciation and amortization, acquisition related and stock compensation expense, bargain purchase gain, and loss on disposition or impairment. We present Adjusted EBITDA as a supplemental measure to help us describe our operating performance. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income (loss) (as determined in accordance with generally accepted accounting principles in the United States, or GAAP) or as a better indicator of operating performance. You should not consider Adjusted EBITDA as a substitute for operating profit, as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

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

Our management does not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of Adjusted EBITDA is that it excludes significant expenses and income that are required by GAAP to be recorded in our financial statements. Some of these limitations are: (i) Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (iii) Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts, and although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future; (iv) Adjusted EBITDA does not reflect any cash requirements for such replacements; (v) Adjusted EBITDA does not reflect the bargain purchase gain, which represents the excess of the fair value of net assets acquired over the purchase consideration; and (vi) Adjusted EBITDA does not reflect the loss on disposition or impairment, which represents the impairment of assets from Company managed clinics held for sale as of the reporting date. We do not consider these to be indicative of our ongoing operations.

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

In February, 2016, the Financial Accounting Standards Board, or FASB, released the new Accounting Standards Update related to leases. The changes require that substantially all operating leases be recognized as assets and liabilities on our balance sheet, which is a significant departure from the current standard, which classifies operating leases as off balance sheet transactions and accounts for only the current year operating lease expense in the statement of operations. The right to use the leased property is to be capitalized as an asset and the expected lease payments over the life of the lease will be accounted for as a liability. The effective date is for fiscal years beginning after December 15, 2018. While we have not quantified the impact this standard will have on our financial statements, when our current operating leases are instead recognized on the balance sheet, it will result in a significant increase in the liabilities reflected on our balance sheet and in the interest expense and depreciation and amortization expense reflected in our statement of operations, while reducing the amount of rent expense. This could potentially decrease our reported net income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period ended December 31, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

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

As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their purchase price.

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2016, we have 13,020,889 outstanding shares of common stock. The trading volume of shares of our common stock has averaged 29,167 shares per day during the year ended December 31, 2016. Accordingly, sales of even small amounts of shares of our common stock by existing stockholders may drive down the trading price of our common stock.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of March 1, 2017, we leased 47 facilities in which we operate or intend to operate clinics.

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

As of March 1, 2017, our franchisees operated 322 clinics in 29 states. All of our franchise locations are leased.

ITEM 3.                  LEGAL PROCEEDINGS

In the normal course of business, we are party to litigation from time to time. We maintain insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on the Company.

As previously disclosed, on July 7, 2015 six franchisees who owned a total of 13 franchise licenses ("Claimants") filed a Demand for Arbitration against the Company alleging breach of contract, breach of implied covenant of good faith and fair dealing, wrongful termination, fraud, promissory fraud, negligent misrepresentation, and claims under or arising out of violations of Section 31300, 31301, 31201 and 31202 of the California Franchise Investment Law. The Company vigorously denied liability for all of Claimants' claims and asserted counterclaims against each Claimant for breach of contract, breach of guaranty, among other claims, and sought a declaratory judgment that termination was proper because Claimants failed to adhere to the development schedules in their respective franchise agreements. The Company, through its counterclaim, sought damages for each unopened license, in accordance with the terms of the parties’ franchise agreements. The parties entered into a settlement agreement dated December 12, 2016, which included, among other things, a mutual general release of claims. The arbitration was subsequently dismissed with prejudice, based on the parties' stipulation.

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

 Company Stock Performance

Fiscal Year 2015	High	Low
First Quarter	$10.50	$6.16
Second Quarter	$12.99	$7.29
Third Quarter	$10.78	$5.99
Fourth Quarter	$7.90	$4.95

Fiscal Year 2016	High	Low
First Quarter	$5.89	$2.65
Second Quarter	$3.90	$2.03
Third Quarter	$3.20	$1.85
Fourth Quarter	$2.80	$1.96

Holders

As of December 31, 2016, there were approximately 15 holders of record of our common stock and 13,020,889 shares of our common stock outstanding.

Dividends

Since our initial public offering, we have not declared nor paid dividends on our common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.

ITEM 6.                  SELECTED FINANCIAL DATA

	Year Ended December 31,
	2016	2015
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$20,524	$13,835
Cost of revenues	2,940	2,820
Selling, general and administrative expense	29,086	20,332
Loss from operations	(15,023)	(9,316)
Net loss	(15,174)	(8,797)
Basic and diluted loss per share	(1.20)	(0.88)
Weighted average shares outstanding used in computing basic and diluted income (loss) per share	12,696,649	10,042,001
Non-GAAP Financial Data:
Net income (loss)	(15,174)	(8,797)
Interest expense	15	15
Depreciation and amortization expense	2,566	1,269
Income tax expense (benefit)	164	(236)
EBITDA	(12,429)	(7,749)
Stock compensation expense	1,123	825
Acquisition related expenses	75	393
Loss on disposition or impairment	3,520	-
Bargain purchase gain	-	(261)
Adjusted EBITDA	$(7,711)	$(6,792)

	As of December 31,
	2016	2015
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$3,010	$16,793
Property and equipment	4,725	7,139
Deferred franchise costs	1,585	2,141
Goodwill and intangible assets	5,089	5,009
Other assets	2,646	2,280
Total assets	17,055	33,362
Deferred revenue	5,309	6,949
Other liabilities	4,820	5,734
Total liabilities	10,129	12,683
Stockholders' equity	6,925	20,679

(1)	Adjusted EBITDA consists of net income (loss), before interest, income taxes, depreciation and amortization, acquisition related and stock compensation expense, bargain purchase gain, and loss on disposition or impairment. We have provided Adjusted EBITDA because it is a measure of financial performance commonly used for comparing companies in our industry. Adjusted EBITDA provides an alternative measure of cash flow from operations. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

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

d.	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

e.	Adjusted EBITDA does not reflect the bargain purchase gain, which represents the excess of the fair value of net assets acquired over the purchase consideration. We do not consider this to be indicative of our ongoing operations.

f.	Adjusted EBITDA does not reflect the loss on disposition or impairment, which represents the impairment of assets from Company managed clinics held for sale as of the reporting date. We do not consider this to be indicative of our ongoing operations.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. You should review the reconciliation of net income (loss) to Adjusted EBITDA above and not rely on any single financial measure to evaluate our business. The table above reconciles net loss to adjusted EBITDA for the years ended December 31, 2016 and 2015.

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of The Joint Corp. for the years ended December 31, 2016 and 2015 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information contained elsewhere in this Form 10-K.

Overview

Our principal business is to develop, own, operate, support and manage chiropractic clinics through franchising and the sale of regional developer rights, and through direct ownership and management arrangements throughout the United States.

  We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry through the rapid and focused expansion of chiropractic clinics in key markets throughout North America and abroad.

Key Performance Measures.  We receive both weekly and monthly performance reports from our clinics which include key performance indicators including gross clinic sales, total royalty income, and patient office visits. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance.

Key Clinic Development Trends.   As of December 31, 2016, we and our franchisees operated 370 clinics. Of the 61 company-owned or managed clinics, 29 were constructed and developed by us, and 32 were acquired from franchisees.

Our current growth strategy is to grow through the sale and development of additional franchises, and to foster the growth of acquired and developed clinics that are owned and managed by us.

We recognize the critical importance of preserving cash and strengthening clinics we have already developed. Therefore, we do not plan to add additional company-owned or managed clinics during the 2017 fiscal year. The scaling back of launching company-owned or managed clinics allows us to continue to focus on growing gross sales, streamlining operations across all 61 company-owned or managed clinics and expanding franchise development.

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

Recent Developments

During the year ended December 31, 2016, we opened eight company-owned or managed clinics and terminated the regional developer rights in one territory. In addition, we acquired six developed franchises and one undeveloped franchise in California and New Mexico. We are operating the six developed franchises as company-owned or managed clinics and have terminated the undeveloped clinic license.

In January, 2017, we entered into a Credit and Security Agreement (the “Credit Agreement”), and signed a revolving credit note payable to the lender. Under the Credit Agreement, we are able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans is at a rate equal to 10% per annum, provided, however, that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest is due and payable on the last day of each fiscal quarter in an amount determined by us, but not less than $25,000. The lender’s lending commitments under the Credit Agreement terminate in December 2019, unless sooner terminated in accordance with the provisions of the Credit Agreement. We intend to use the credit facility for general working capital needs. We have drawn $1,000,000 of the $5,000,000 available under the Credit Agreement.

In January, 2017, we sold the assets of six of our 11 clinics in the Chicago area for a nominal amount to a limited liability company that includes existing franchisees. The purchaser will continue to operate the clinics as franchised locations pursuant to a franchise agreement. Concurrently, we sold regional developer rights to the Chicago area to the purchaser of our six Chicago clinics for $300,000. Pursuant to the regional developer agreement, the limited liability company has agreed to open a minimum of 30 Chicago area clinics over the next 10 years, with plans to open five to 10 clinics over the next 18 months. We have closed the remaining five Chicago-area clinics, as well as three Company-managed clinics in upstate New York. We expect to recognize an additional lease exit liability in the first quarter of 2017 related to these closures. These assets were designated as held for sale as of December 31, 2016, and we recognized a loss on disposition or impairment of approximately $3.5 million. We made these tactical decisions in the 4th quarter of 2016 to reduce our current cash usage, allowing us to focus on accelerating the point at which we believe we will achieve cash-flow breakeven in 2017.

During the year ended December 31, 2016, we terminated 17 franchise licenses that were in default of various obligations under their respective franchise agreements. In conjunction with these terminations, during the year ended December 31, 2016, we recognized approximately $0.5 million of revenue and $0.2 million of costs, respectively, which were previously deferred.

Factors Affecting Our Performance

Our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic openings, markets in which they are contained and related expenses, general economic conditions, consumer confidence in the economy, consumer preferences, and competitive factors.

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

Intangible Assets

Intangible assets consist primarily of re-acquired franchise and regional developer rights and customer relationships.  We amortize the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which range from six to eight years. In the case of regional developer rights, we amortize the acquired regional developer rights over seven years. The fair value of customer relationships is amortized over their estimated useful life of two years.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions discussed in Note 2 to the consolidated financial statements. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, we perform an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company recorded an impairment charge of $54,994 during the year ended December 31, 2016 which represents the write-off of the goodwill associated with an acquired clinic in New York.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. Impairments of approximately $2.4 million and $0 were recorded for the years ended December 31, 2016 and 2015, respectively.

Stock-Based Compensation

We account for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. We determine the estimated grant-date fair value of restricted shares using quoted market prices and the grant-date fair value of stock options using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including the estimated fair value of underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. We recognize compensation costs ratably over the period of service using the straight-line method.

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

Regional Developer Fees. During 2011, we established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under this program, regional developers pay a license fee ranging from $7,250 to 25% of the then current franchise fee, for each franchise they receive the right to develop within the region. Each regional developer agreement establishes a minimum number of franchises that the regional developer must develop. Regional developers receive fees ranging from $14,500 to $19,950 which are collected from franchisees upon the sale of franchises within their region and a royalty of 3% of sales generated by franchised clinics in their region. Regional developer license fees paid to us are non-refundable and are recognized as revenue when we have performed substantially all initial services required by the regional developer agreement, which generally is considered to be upon the opening of each franchised clinic. Accordingly, revenue is recognized on a pro-rata basis determined by the number of franchised clinics to be opened in the area covered by the regional developer agreement. Upon the execution of a regional developer agreement, we estimate the number of franchised clinics to be opened, which is typically consistent with the contracted minimum. We reassess the number of clinics expected to be opened as the regional developer performs under its regional developer agreement. When a material change to the original estimate becomes apparent, the amount of revenue to be recognized per clinic is revised on a prospective basis, and the unrecognized fees are allocated among, and recognized as revenue upon the opening of, the expected remaining unopened franchised clinics within the region. Certain regional developer agreements provide that no additional fee is required for franchises developed by the regional developer above the contracted minimum, while other regional developer agreements require a supplemental payment. The franchisor’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. Several of the regional developer agreements grant us the option to repurchase the regional developer’s license.

Revenues and Management Fees from Company Clinics.  We earn revenues from clinics that we own and operate or manage throughout the United States.  In those states where we own and operate the clinic, revenues are recognized when services are performed. We offer a variety of membership and wellness packages which feature discounted pricing as compared with single-visit pricing.  Amounts collected up front for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed.  In other states where state law requires the chiropractic practice to be owned by a licensed chiropractor, we enter into a management agreement with the doctor’s PC.  Under the management agreement, we provide administrative and business management services to the doctor’s PC in return for a monthly management fee.  When the collectability of the full management fee is uncertain, we recognize management fee revenue only to the extent of fees expected to be collected from the PCs.

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

Results of Operations

Total Revenues

Components of revenues for the year ended December 31, 2016 as compared to the year ended December 31, 2015, are as follows:

	Year Ended December 31,
	2016	2015	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$8,578,048	$3,651,273	$4,926,775	134.9%
Royalty fees	5,973,079	4,515,203	1,457,876	32.3%
Franchise fees	2,286,809	2,471,259	(184,450)	(7.5)%
Advertising fund revenue	1,866,406	1,191,124	675,282	56.7%
IT related income and software fees	932,709	808,070	124,639	15.4%
Regional developer fees	617,573	866,802	(249,229)	(28.8)%
Other revenues	269,016	331,700	(62,684)	(18.9)%

Total revenues	$20,523,640	$13,835,431	$6,688,209	48.3%

The reasons for the significant changes in our components of total revenues are as follows:

Consolidated Results

•	Total revenues increased by $6.7 million primarily due to the addition of 14 company-owned or managed clinics, and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues and management fees from company-owned or managed clinics increased due to the number of company-owned or managed clinics in operation during 2016 compared to 2015. As of December 31, 2016 and 2015, there were 61 and 47 company-owned or managed clinics in operation, respectively.

Franchise Operations

•	Royalty fees have increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of December 31, 2016 and 2015, there were 309 and 265 franchised clinics in operation, respectively.

•	Franchise fees decreased due to the timing of franchise license terminations. In the year ended December 31, 2016 and 2015, we recognized revenue from terminations of $0.5 million and $1.0 million, respectively, offset by year to date openings.

•	Regional developer fees decreased due to the timing of regional developer license acquisitions and terminations. We recognized revenue in relation to regional developer acquisitions or terminations of $0.1 million and $0.5 million during the years ended December 31, 2016 and 2015, respectively.

•	IT related income and software fee and other revenues increased due to an increase in our franchise clinic base as described above.

Cost of Revenues

	Year Ended December 31,		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Cost of Revenues	$2,939,609	$2,819,913	$119,696	4.2%

For the year ended December 31, 2016, as compared with the year ended December 31, 2015, the total cost of revenues increased due to increased regional developer royalties of $0.3 million triggered by an increase of royalty revenues of approximately 32% as compared to the prior year, offset by a decrease of $0.2 million due to fewer regional developer commissions recognized in conjunction with franchise license terminations or openings in the period as compared to prior year.

Selling and Marketing Expenses

	Year Ended December 31,		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Selling and Marketing Expenses	$4,419,180	$2,843,613	$1,575,567	55.4%

Selling and marketing expenses increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, due to increased marketing efforts at company-owned or managed clinics.

Depreciation and Amortization Expenses

	Year Ended December 31,		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Depreciation and Amortization Expenses	$2,566,136	$1,268,955	$1,297,181	102.2%

Depreciation and amortization expenses increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to property and equipment additions related to the acquisition of franchised clinics and development of company-owned or managed clinics and intangible asset additions relating to our acquisitions of franchises and regional developer rights.

General and Administrative Expenses

	Year Ended December 31,		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
General and Administrative Expenses	$22,101,083	$16,219,392	$5,881,691	36.3%

General and administrative expenses increased during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to the following:

•	An increase of approximately $2.8 million in occupancy costs due to the acquisition and development of additional company-owned or managed clinics

•	An increase of approximately $2.4 million of payroll related expense of which $2.2 million relates to additional headcount from our company-owned or managed clinics.

•	An increase of approximately $0.7 million in other miscellaneous expenses.

Loss from Operations

	Year Ended December 31,		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Loss from Operations	$(15,022,738)	$(9,316,442)	$(5,706,296)	61.2%

Consolidated Results

Consolidated loss from operations increased by $5.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily driven by the $5.9 million increase in operating loss in the corporate clinic segment period over period, discussed below; offset by net income from franchised operations, discussed below.

Franchise Operations

Our franchise operations segment had net income from operations of $4.6 million for the year ended December 31, 2016, an increase of $0.4 million, compared to net income from operations of $4.2 million for the same period ended December 31, 2015. This increase was primarily driven by:

•	An increase of approximately $1.6 million in total revenues, due primarily to an approximately 32% increase in franchise royalty revenues, offset by

•	An increase of approximately $0.1 million in royalties and commissions, paid to regional developers, and

•	An increase of approximately $1.0 million in support expense attributable to increased headcount to manage our national expansion.

Corporate Clinics

Our corporate clinics segment (i.e., company-owned or managed clinics) had a loss from operations of $9.7 million for the year ended December 31, 2016, an increase of $5.9 million compared to a loss from operations of $3.8 million for the same period ended December 31, 2015. This increase was primarily driven by:

•	A $3.5 million loss on disposition or impairment for the portfolio of clinics in Illinois and New York deemed to be held of sale as of December 31, 2016. The loss on disposition or impairment was made up of a $2.4 million impairment charge to lower the carrying costs of the property and equipment to its estimated fair value less cost to sell, a $0.7 million write-off of accounts receivable deemed to be uncollectible for certain working capital advances made to PC entities in Illinois and New York, $0.1 million of impairment charges related to goodwill and intangible assets associated with an acquired clinic in New York, and $0.3 million of a lease exit liability recorded for certain abandoned leases during the 4th quarter.

•	An increase of approximately $2.2 million of payroll related expense due to increased headcount from additional company-owned or managed clinics.

•	An increase of approximately $2.9 million in occupancy costs due to the acquisition and development of additional company-owned or managed clinics.

•	An increase of approximately $0.9 million in selling and marketing expenses due to the acquisition and development of additional company-owned or managed clinics.

•	An increase of approximately $1.2 million in depreciation and amortization related to the acquisition and development of additional company-owned or managed clinics.

•	An increase in revenues of approximately $5.1 million from company-owned or managed clinics, which offset the above costs.

Income Tax (Expense) Benefit

	Year Ended December 31,		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Income Tax (Expense) Benefit	$(164,429)	$235,855	$(400,284)	(169.7)%

Changes in our income tax (expense) benefit related primarily to changes in the valuation allowance on our deferred tax assets and the impact of certain permanent differences on taxable income. For the years ended December 31, 2016 and 2015, the effective rates were -1.1% and -2.6%, respectively. The difference is due to an increased valuation allowance against our net deferred tax assets, in addition to state income taxes relating to Voluntary Disclosure Agreements (“VDAs”) with various taxing jurisdictions and an adjustment to expected federal income tax refunds.

Liquidity and Capital Resources

Sources of Liquidity

From 2012 until November 2014, when we completed an initial public offering, we financed our business primarily through existing cash on hand and cash flows from operations.

On November 14, 2014, we completed our IPO of 3,000,000 shares of common stock at a price to the public of $6.50 per share. As a result of the IPO, we received aggregate net proceeds, after deducting underwriting discounts, commissions and other offering expenses, of approximately $17.1 million.  On November 18, 2014, our underwriters exercised their option to purchase 450,000 additional shares of common stock to cover over-allotments, pursuant to which we received aggregate net proceeds of approximately $2.7 million.

On November 25, 2015 we completed our follow-on public offering of 2,272,727 shares of our common stock at a price to the public of $5.50 per share. On December 30, 2015 our underwriters exercised their over-allotment option to purchase an additional 340,909 shares of common stock to cover over-allotments pursuant to which we received aggregate net proceeds of approximately $13.0 million.

We have used a significant amount of the net proceeds from our public offerings for the development of company-owned or managed clinics.  We accomplished this by developing new clinics, and by repurchasing existing franchises. In addition, we have used proceeds from our offerings to repurchase existing regional developer licenses and to continue to expand our franchised clinic business.  We are holding the net proceeds in cash or short-term bank deposits.

As of December 31, 2016, we had cash and short-term bank deposits of approximately $3.0 million. To preserve cash, we do not plan to add any company-owned or managed clinics during the 2017 fiscal year. In addition, our tactical decisions made around the clinics in Chicago and New York in January of 2017, significantly reduced our estimated cash needs for 2017 to approximately $2.0 million. The cash used in 2016 included expenditures for the acquisition or development of 14 company-owned or managed clinics, and working capital losses in the Chicago and New York markets which amounted to approximately $2.8 million for the year ended December 31, 2016. As we have no current plan to acquire or develop company-owned or managed clinics during 2017, and have sold or closed the 14 clinics in the Chicago and New York markets, our projected use of cash in 2017 is significantly lower than the amount of cash used in 2016.

In January, 2017, we executed a Credit and Security Agreement which provided a credit facility up to $5.0 million. We have drawn $1.0 million under the credit facility. See Note 13 to our consolidated financial statements included in this report for additional discussion of the credit facility.

Analysis of Cash Flows

Net cash used in operating activities increased by approximately $4.1 million to approximately $10.8 million for the year ended December 31, 2016, compared to approximately $6.8 million for the year ended December 31, 2015.  The increase in cash used in operating activities was attributable primarily to increased expenses caused by increased operating losses and working capital requirements of our 61 company-owned or managed clinics.

Net cash used in investing activities was approximately $2.7 million and $10.0 million during the years ended December 31, 2016, and 2015, respectively.  For the year ended December 31, 2016, this includes cash paid for acquisitions of approximately $0.8 million, cash paid for reacquisition and termination of regional developer rights of approximately $0.3 million and purchases of property of equipment of approximately $1.6 million. For the year ended December 31, 2015, this includes cash paid for acquisitions of approximately $4.9 million, cash paid for the reacquisition and termination of regional developer rights of approximately $1.1 million and investments in property and equipment of approximately $4.1 million.

Net cash (used in) provided by financing activities was approximately ($0.2) million and $12.8 million during the years ended December 31, 2016 and 2015, respectively.  For the year ended December 31, 2016, this includes repayments on notes payable of approximately $0.4 million partially offset by treasury stock sales of approximately $0.2 million. For the year ended December 31, 2015, this includes proceeds from the issuance of common stock relating to our follow-on offering of approximately $14.4 million, partially offset by offering costs paid of approximately $1.4 million and repayments on notes payable of approximately $0.2 million.

Recent Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for information regarding recently issued accounting pronouncements that may impact our financial statements.

Contractual Obligations and Risk

The following table summarizes our contractual obligations at December 31, 2016 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2017	2018	2019	2020	2021	Thereafter
Operating leases	$19,048,079	$3,180,100	$2,587,425	$2,248,195	$1,982,392	$1,868,976	$7,180,991
Notes payable	333,249	333,249	-	-	-		-
	$19,381,328	$3,513,349	$2,587,425	$2,248,195	$1,982,392	$1,868,976	$7,180,991

Off-Balance Sheet Arrangements

During the year ended December 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The Joint Corp. and Subsidiary

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of The Joint Corp. and Subsidiary (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Joint Corp. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

Denver, Colorado

March 10, 2017

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,009,864	$16,792,850
Restricted cash	334,394	385,282
Accounts receivable, net	1,021,733	743,239
Income taxes receivable	42,014	70,981
Notes receivable - current portion	40,826	60,908
Deferred franchise costs - current portion	748,300	605,850
Prepaid expenses and other current assets	499,525	366,033
Total current assets	5,696,656	19,025,143
Property and equipment, net	4,724,706	7,138,746
Notes receivable, net of current portion and reserve	-	15,823
Deferred franchise costs, net of current portion	836,350	1,534,700
Intangible assets, net	2,338,922	2,542,269
Goodwill	2,750,338	2,466,937
Deposits and other assets	707,889	638,710
Total assets	$17,054,861	$33,362,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,054,946	$1,996,971
Accrued expenses	299,997	375,529
Co-op funds liability	73,246	201,078
Payroll liabilities	750,421	1,493,375
Notes payable - current portion	331,500	451,850
Deferred rent - current portion	215,450	334,560
Deferred revenue - current portion	3,077,430	2,579,423
Other current liabilities	60,894	54,596
Total current liabilities	5,863,884	7,487,382
Notes payable, net of current portion	-	130,000
Deferred rent, net of current portion	1,400,790	457,290
Deferred revenue, net of current portion	2,231,712	4,369,702
Deferred tax liability	120,700	-
Other liabilities	512,362	238,648
Total liabilities	10,129,448	12,683,022
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of December 31, 2016, and December 31, 2015	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,317,393 shares issued and 13,020,889 shares outstanding as of December 31, 2016 and 13,070,180 shares issued and 12,536,180 outstanding as of December 31, 2015	13,317	13,070
Additional paid-in capital	36,398,588	35,267,376
Treasury stock (296,504 shares as of December 31, 2016 and 534,000 as of December 31, 2015, at cost)	(503,118)	(791,638)
Accumulated deficit	(28,983,374)	(13,809,502)
Total stockholders' equity	6,925,413	20,679,306
Total liabilities and stockholders' equity	$17,054,861	$33,362,328

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015
Revenues:
Revenues and management fees from company clinics	$8,578,048	$3,651,273
Royalty fees	5,973,079	4,515,203
Franchise fees	2,286,809	2,471,259
Advertising fund revenue	1,866,406	1,191,124
IT related income and software fees	932,709	808,070
Regional developer fees	617,573	866,802
Other revenues	269,016	331,700
Total revenues	20,523,640	13,835,431
Cost of revenues:
Franchise cost of revenues	2,717,691	2,642,451
IT cost of revenues	221,918	177,462
Total cost of revenues	2,939,609	2,819,913
Selling and marketing expenses	4,419,180	2,843,613
Depreciation and amortization	2,566,136	1,268,955
General and administrative expenses	22,101,083	16,219,392
Total selling, general and administrative expenses	29,086,399	20,331,960
Loss on disposition or impairment	3,520,370	-
Loss from operations	(15,022,738)	(9,316,442)

Other (expense) income:
Bargain purchase gain	-	261,147
Other income, net	13,295	22,119
Total other (expense) income	13,295	283,266

Loss before income tax expense	(15,009,443)	(9,033,176)

Income tax (expense) benefit	(164,429)	235,855

Net loss and comprehensive loss	$(15,173,872)	$(8,797,321)

Loss per share:
Basic and diluted loss per share	$(1.20)	$(0.88)

Basic and diluted weighted average shares	12,696,649	10,042,001

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balances, December 31, 2014	10,196,510	$10,197	$21,420,975	534,000	$(791,638)	$(5,012,181)	$15,627,353
Stock-based compensation expense	-	-	825,145	-	-	-	825,145
Issuance of common stock, net of offering costs of $1,351,403	2,613,636	2,614	13,020,981	-	-	-	13,023,595
Issuance of vested restricted stock	259,589	260	(260)	-	-	-	-
Exercise of stock options	445	-	534	-	-	-	534
Net loss	-	-	-	-	-	(8,797,321)	(8,797,321)
Balances, December 31, 2015	13,070,180	$13,070	$35,267,376	534,000	$(791,638)	$(13,809,502)	$20,679,306
Stock-based compensation expense	-	-	1,123,481	-	-	-	1,123,481
Issuance of vested restricted stock	162,441	162	(162)	-	-	-	-
Exercise of stock options	37,824	38	70,893	-	-	-	70,931
Issuance of common stock, offering costs adjustment	-	-	(1,042)	-	-	-	(1,042)
Purchases of treasury stock under employee stock plans	-	-	-	13,376	(83,391)	-	(83,391)
Sale of treasury stock	-	-	(161,911)	(250,872)	371,911	-	210,000
Issuance of common stock for legal settlement	46,948	47	99,953	-	-	-	100,000
Net loss	-	-	-	-	-	(15,173,872)	(15,173,872)
Balances, December 31, 2016	13,317,393	$13,317	$36,398,588	296,504	$(503,118)	$(28,983,374)	$6,925,413

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(15,173,872)	$(8,797,321)
Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery) provision for bad debts	(10,830)	61,629
Regional developer fees recognized upon acquisition of development rights	(138,500)	(254,250)
Regional developer fees recognized upon termination of regional developer agreements	-	(282,750)
Net franchise fees recognized upon termination of franchise agreements	(342,259)	(521,350)
Notes receivable issued for payment of transfer fees	-	(59,850)
Depreciation and amortization	2,566,136	1,268,955
Gain on sale of property and equipment	(2,191)	(11,500)
Loss on disposition or impairment	3,520,370	-
Bargain purchase gain	-	(261,147)
Deferred income taxes	120,700	40,800
Stock based compensation expense	1,123,481	825,145
Cash paid for legal settlement	100,000	-
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	50,888	(160,706)
Accounts receivable	(999,522)	(99,963)
Income taxes receivable	28,967	324,833
Prepaid expenses and other current assets	(133,492)	9,892
Deferred franchise costs	361,600	127,550
Deposits and other assets	71,549	(39,235)
Accounts payable	(953,084)	(291,480)
Accrued expenses	(75,532)	165,602
Co-op funds liability	(127,832)	14,474
Payroll liabilities	(742,954)	875,431
Other liabilities	(19,130)	(105,973)
Deferred rent	824,390	246,686
Deferred revenue	(896,195)	128,049
Net cash used in operating activities	(10,847,312)	(6,796,479)

Cash flows from investing activities:
Cash paid for acquisitions	(839,000)	(4,925,525)
Reacquisition and termination of regional developer rights	(325,000)	(1,075,500)
Purchase of property and equipment	(1,567,727)	(4,065,946)
Proceeds received on sale of property and equipment	-	11,500
Payments received on notes receivable	35,905	42,388
Net cash used in investing activities	(2,695,822)	(10,013,083)

Cash flows from financing activities:
Proceeds from issuance of common stock - follow-on public offering	-	14,374,998
Offering costs paid	-	(1,351,403)
Issuance of common stock, offering costs adjustment	(1,042)	-
Purchases of treasury stock under employee stock plans	(83,391)	-
Proceeds from sale of treasury stock	210,000	-
Proceeds from exercise of stock options	70,931	534
Repayments on notes payable	(436,350)	(218,500)
Net cash (used in) provided by financing activities	(239,852)	12,805,629

Net decrease in cash	(13,782,986)	(4,003,933)
Cash at beginning of year	16,792,850	20,796,783
Cash at end of year	$3,009,864	$16,792,850

During the year ended December 31, 2016 and 2015, cash paid for income taxes was $11,250 and $0, respectively. During the year ended December 31, 2016 and 2015, cash paid for interest was $15,262 and $2,344, respectively.

Supplemental disclosure of non-cash activity:

As of December 31, 2016, we had property and equipment purchases of $11,059 which were included in accounts payable. As of December 31, 2015, we had property and equipment purchases of $1,109,464 and $117,509 which were included in accounts payable and accrued expenses, respectively.

In connection with our reacquisition and termination of regional developer rights during the year ended December 31, 2016 and 2015, we had deferred revenue of $224,750 and $914,000, respectively, representing license fees collected upon the execution of the regional developer agreements.  We netted these amounts against the aggregate purchase price of the acquisitions (Note 6).

In connection with our acquisitions of franchises during the year ended December 31, 2016, we acquired $293,014 of property and equipment, intangible assets of $339,000, goodwill of $269,780, favorable leases of $140,728 and assumed deferred revenue associated with membership packages paid in advance of $45,072 in exchange for $839,000 in cash and notes payable issued to the sellers for an aggregate amount of $186,000. Additionally, at the time of these transactions, we carried deferred revenue of $29,000, representing franchise fees collected upon the execution of franchise agreements, and deferred costs of $1,450, related to our acquisition of undeveloped franchises. We netted these amounts against the aggregate purchase price of the acquisitions (Note 2).

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

During December of 2016, we entered into a settlement agreement, whereby we resolved all pending litigation matters discussed in Note 11. Under the terms of the settlement agreement, we agreed to a one-time settlement amount comprised of cash and 46,948 shares of our common stock. The fair value of the total consideration related to common stock was $100,000. The fair value of the common stock was measured using the closing price of our common stock on the settlement date.

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

All significant intercompany accounts and transactions between The Joint Corp. and its subsidiary have been eliminated in consolidation. Certain balances were reclassified from selling and marketing expenses to general and administrative expenses for the year ended December 31, 2015 to conform to current year presentation.

Comprehensive Loss

 Net loss and comprehensive loss are the same for the years ended December 31, 2016 and 2015.

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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
Franchised clinics:	2016	2015
Clinics in operation at beginning of period	265	242
Opened during the period	56	54
Acquired during the period	(6)	(24)
Closed during the period	(6)	(7)
Clinics in operation at the end of the period	309	265

	Year Ended December 31,
Company-owned or managed clinics:	2016	2015
Clinics in operation at beginning of period	47	4
Opened during the period	8	21
Acquired during the period	6	24
Closed during the period	-	(2)
Clinics in operation at the end of the period	61	47

Total clinics in operation at the end of the period	370	312

Clinic licenses sold but not yet developed	115	168

Management's Plans

As of December 31, 2016, the Company had cash and short-term bank deposits of approximately $3.0 million. To preserve cash, the Company does not plan to add any company-owned or managed clinics during the 2017 fiscal year. Additionally, in December 2016, the Company made the decision to close or sell 14 clinics in Chicago and New York. As a result, the Company has significantly reduced its estimated cash needs for 2017 to approximately $2.0 million. The cash used in 2016 included expenditures for the acquisition or development of 14 company-owned or managed clinics, and the working capital losses in the Chicago and New York markets which amounted to approximately $2.8 million for the year ended December 31, 2016. As the Company has no current plans to acquire or develop company-owned or managed clinics during 2017, and has sold or closed the 14 clinics in the Chicago and New York markets, the Company’s projected use of cash in 2017 is significantly lower than the amount of cash used in 2016. Furthermore, in January 2017, the Company executed a Credit and Security Agreement which provided a credit facility of up to $5.0 million. Taking into account these tactical decisions made by the Company’s management, as well as the execution of the credit facility, the Company has concluded that it can continue as a going concern for at least one year from the date that the financial statements were available to be issued.

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

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all of the proceeds of its public offerings in short-term bank deposits. The Company had no cash equivalents as of December 31, 2016 and 2015.

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

Concentrations of Credit Risk

From time to time the Company grants credit in the normal course of business to PCs or franchisees related to the working capital needs of the PC, collection of royalties, or other operating revenues. The Company periodically performs credit analysis and monitors the financial condition of the PCs or franchisees to reduce credit risk. As of December 31, 2016 and 2015, one PC entity, and six franchisees represented 24% and 31%, respectively, of outstanding accounts receivable. The Company did not have any PCs or franchisees that represented greater than 10% of our revenues during the years ended December 31, 2016 and 2015.

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees, royalty fees, marketing and advertising expenses and amounts due from PCs for which we perform management services for the repayment of working capital advances. The Company considers an allowance for doubtful accounts based on the creditworthiness of the franchisee or named entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. The losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2016 and 2015, the Company had an allowance for doubtful accounts of $131,830 and $142,660, respectively.

The Company writes off accounts receivable when it deems them uncollectible and records recoveries of accounts receivable previously written off when it receives them. In December, 2016, the Company determined that certain working capital advances from its PC entities in Illinois and New York were no longer collectible as a result of the sale or closure of the related clinics. Accordingly, the Company wrote-off $731,857 of accounts receivable to loss on disposition or impairment related to these entities during the year ended December 31, 2016.

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

The Company recorded an impairment charge of $38,185 during the year ended December 31, 2016 related to closure of an acquired clinic in New York.

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

The Company recorded an impairment charge of $54,994 during the year ended December 31, 2016 which represents the write-off of the goodwill associated with the closure of an acquired clinic in New York.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. Impairments of approximately $2.4 million and $0 were recorded for the years ended December 31, 2016 and 2015, respectively.

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

Accounting for Costs Associated with Exit or Disposal Activities

The Company recognizes a liability for the cost associated with an exit or disposal activity that is measured initially at its fair value in the period in which the liability is incurred.

Costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized at the cease-use date. In periods subsequent to initial measurement, changes to the liability are measured using the credit adjusted risk-free rate that was used to measure the liability initially. The cumulative effect of a change resulting from a revision to either the timing or the amount of estimated cash flows shall be recognized as an adjustment to the liability in the period of the change.

As of December 31, 2016 the Company recognized a liability of approximately $0.3 million related to operating leases that will no longer provide economic benefit to the entity, net of estimated sublease income.

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

Regional Developer Fees. During 2011, the Company established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under this program, regional developers pay a license fee ranging from $7,250 to 25% of the then current franchise fee, for each franchise they receive the right to develop within the region. Each regional developer agreement establishes a minimum number of franchises that the regional developer must develop. Regional developers receive fees ranging from $14,500 to $19,950 which are collected from franchisees upon the sale of franchises within their region and a royalty of 3% of sales generated by franchised clinics in their region. Regional developer license fees paid to us are non-refundable and are recognized as revenue when the Company has performed substantially all initial services required by the regional developer agreement, which generally is considered to be upon the opening of each franchised clinic. Accordingly, revenue is recognized on a pro-rata basis determined by the number of franchised clinics to be opened in the area covered by the regional developer agreement. Upon the execution of a regional developer agreement, the Company estimates the number of franchised clinics to be opened, which is typically consistent with the contracted minimum. The Company reassesses the number of clinics expected to be opened as the regional developer performs under its regional developer agreement. When a material change to the original estimate becomes apparent, the amount of revenue to be recognized per clinic is revised on a prospective basis, and the unrecognized fees are allocated among, and recognized as revenue upon the opening of, the expected remaining unopened franchised clinics within the region. Certain regional developer agreements provide that no additional fee is required for franchises developed by the regional developer above the contracted minimum, while other regional developer agreements require a supplemental payment. The franchisor’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. Several of the regional developer agreements grant the Company the option to repurchase the regional developer’s license.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for years ended December 31, 2016 and 2015 were $2,279,572 and $1,525,687, respectively.

Income Taxes

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

	Year Ended December 31,
	2016	2015

Net loss	$(15,173,872)	$(8,797,321)

Weighted average common shares outstanding - basic	12,696,649	10,042,001
Effect of dilutive securities:
Stock options	-	-
Weighted average common shares outstanding - diluted	12,696,649	10,042,001

Basic and diluted loss per share	$(1.20)	$(0.88)

The following table summarizes the potential shares of common stock that were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive:

	Year Ended December 31,
	2016	2015
Unvested restricted stock	92,415	339,288
Stock options	953,075	477,459
Warrants	90,000	90,000

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for doubtful accounts, share-based compensation arrangements, fair value of stock options, useful lives and realizability of long-lived assets, classification of deferred revenue and deferred franchise costs, uncertain tax positions, realizability of deferred tax assets, impairment of goodwill and intangible assets, and purchase price allocations.

Recent Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2018. The Company has completed a preliminary review of ASU 2014-09 and does not expect the adoption of ASU 2014-09 to have a material impact on its revenues and management fees from company clinics or franchise royalty revenues. The Company is currently evaluating the impact of the adoption of this standard on recognition of revenue from franchise agreements, advertising fund revenue, and regional developer fee revenue. The Company is still evaluating its transition approach and expects to reach a decision in the first half of fiscal 2017.

In August, 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern.” The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company adopted this new standard as of December 31, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April, 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The update requires retrospective application and represents a change in accounting principle.  The update is effective for fiscal years beginning after December 15, 2015.  ASU 2015-03 did not have a material impact on the Company’s consolidated financial statements.

In September, 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The update requires than an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The Company adopted this ASU during the third quarter of 2015. Accordingly, the Company applied the amendments in this update to the measurement period adjustments made during the year and disclosed the adjustments in Note 2.

In November, 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 470): Balance Sheet Classification of Deferred Taxes.” The update eliminates the requirement to separate deferred income tax assets and liabilities into current and noncurrent amounts within a classified balance sheet. Under ASU 2015-17, the presentation of deferred income taxes is simplified, as all deferred income tax assets and liabilities are to be classified as noncurrent. The existing requirement that deferred income tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU 2015-17. The Company has adopted the guidance under ASU 2015-17 retrospectively and prior periods were retrospectively adjusted.

In January, 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. The Company is currently evaluating the effect of adoption of this standard, if any, on its consolidated financial position, results of operations or cash flows.

In February, 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The changes require that substantially all operating leases be recognized as assets and liabilities on our balance sheet, which is a significant departure from the current standard, which classifies operating leases as off balance sheet transactions and accounts for only the current year operating lease expense in the statement of operations. The right to use the leased property is to be capitalized as an asset and the expected lease payments over the life of the lease will be accounted for as a liability. The effective date is for fiscal years beginning after December 15, 2018. While we have not quantified the impact this proposed standard would have on our consolidated financial statements, if our current operating leases are instead recognized on the consolidated balance sheet, it will result in a significant increase in the liabilities reflected on our consolidated balance sheet and in the interest expense and depreciation and amortization expense reflected in our consolidated statements of operations, while reducing the amount of rent expense. This could potentially decrease our reported net income.

In March, 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for interim and annual reporting periods beginning January 1, 2017. Early adoption is permitted. The Company is currently evaluating the method of adoption and impact the update will have on its consolidated financial statements and related disclosures.

In April, 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

In May, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

In August, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This update addresses how certain cash inflows and outflows are classified in the statement of cash flows to eliminate existing diversity in practice. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

In November, 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flow. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

In January, 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments should be applied prospectively, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

Note 2:	Acquisitions

Franchises acquired during 2016

During the year ended December 31, 2016, the Company continued to execute its growth strategy and entered into a series of unrelated transactions with existing franchisees to re-acquire an aggregate of six developed franchises and one undeveloped franchise throughout California and New Mexico for an aggregate purchase price of $1,025,000, subject to certain adjustments, consisting of cash of $839,000 and notes payable of $186,000. The Company is operating the six developed franchises as company-owned or managed clinics and has terminated the undeveloped clinic license. At the time these transactions were consummated, the Company carried a deferred revenue balance of $29,000, representing franchise fees collected upon the execution of the franchise agreements, and deferred franchise costs of $1,450, related to an undeveloped franchise.  The Company accounted for the franchise rights associated with the undeveloped franchise as a cancellation, and the respective deferred revenue and deferred franchise costs were netted against the aggregate purchase price.  The remaining $997,450 was accounted for as consideration paid for the acquired franchises.

The Company incurred approximately $75,000 of transaction costs related to these acquisitions for the year ended December 31, 2016, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Franchises acquired during 2015

During the year ended December 31, 2015, the Company entered into a series of unrelated transactions with existing franchisees to re-acquire an aggregate of 24 developed and 35 undeveloped franchises throughout Arizona, California and New York for an aggregate purchase price of $5,725,875, subject to certain adjustments, consisting of cash of $4,925,525 and notes payable of $800,350. Of the 24 developed franchises, the Company is operating 22 as company-owned or managed clinics and has closed the remaining two clinics. The 35 undeveloped franchises have been terminated and the Company may relocate them. At the time these transactions were consummated, the Company carried a deferred revenue balance of $1,005,500, representing franchise fees collected upon the execution of the franchise agreements, and deferred franchise costs of $493,500, related to undeveloped franchises.  The Company accounted for the franchise rights associated with the undeveloped franchises as a cancellation, and the respective deferred revenue and deferred franchise costs were netted against the aggregate purchase price.  The remaining $5,213,875 was accounted for as consideration paid for the acquired franchises.

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

The Company incurred $393,069 of transaction costs related to these acquisitions for the year ended December 31, 2015 which are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the year ended December 31, 2016 and 2015 as if the acquisitions in 2016 had been completed on January 1, 2015.

	Pro Forma for the Year Ended
	December 31, 2016	December 31, 2015
Revenues, net	$20,985,277	$16,375,930
Net loss	$(15,483,492)	$(10,187,416)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2015 and 2016 prior to the acquisitions is included based on prior accounting records maintained by the acquired companies. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisitions. For 2016, this information includes actual data recorded in the Company’s consolidated financial statements for the period subsequent to the date of the acquisitions. The Company’s consolidated statements of operations for the year ended December 31, 2016 includes net revenue and net income of approximately $7.5 million and $0.7 million, respectively, attributable to the acquisitions.

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

Effective July, 2012, the Company sold a company-owned clinic, including the license agreement, equipment, and customer base, in exchange for a $90,000 unsecured promissory note. The note bears interest at 6% per annum for fifty-four months and requires monthly principal and interest payments over forty-two months, beginning August 2013 and maturing January 2017.

Effective July, 2015, the Company entered into two license transfer agreements, in exchange for $10,000 and $29,925 in separate unsecured promissory notes.  The non-interest bearing notes require monthly principal payments over 24 months, beginning on September 1, 2015 and maturing on August 1, 2017.

Effective July, 2015, the Company entered into a license transfer agreement, in exchange for $29,925 in an unsecured promissory note.  The note bears interest at 4.0% per annum, and requires monthly principal payments over 12 months, beginning on August 1, 2015 and matured on July 1, 2016.

Effective May, 2016, the Company entered into three license transfer agreements, in exchange for three separate $7,500 unsecured promissory notes.  The non-interest bearing notes require monthly principal payments over six months, beginning on May 1, 2017 and maturing on October 1, 2017.

The outstanding balance of the notes as of December 31, 2016 and 2015 were $40,826 and $76,731, respectively.

Note 4:	Property and Equipment

Property and equipment consist of the following:

	December 31, 2016	December 31, 2015

Office and computer equipment	$1,083,039	$963,299
Leasehold improvements	5,085,366	4,672,582
Software developed	891,192	691,827
	7,059,597	6,327,708
Accumulated depreciation	(2,566,172)	(1,098,438)
	4,493,425	5,229,270
Construction in progress	231,281	1,909,476
	$4,724,706	$7,138,746

Depreciation expense was $1,818,403 and $792,794 for the years ended December 31, 2016 and 2015, respectively.

In December, 2016, the Company determined that 14 clinics from its Corporate Clinics segment, met the criteria for classification as held for sale. Accordingly, in December, 2016, the Company recognized a $2.4 million impairment charge to lower the carrying costs of the property and equipment to its estimated fair value less cost to sell which is recorded in the loss on disposition or impairment line of the accompanying consolidated statement of operations. The Company completed the sale of the property in 2017 for nominal consideration.

Note 5:	Fair Value Consideration

The Company’s financial instruments include cash, restricted cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of its financial instruments approximate their fair value due to their short maturities.

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

As of December 31, 2016 and 2015, the Company does not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

As of December 31, 2016, the Company had non-recurring fair value measurements as a result of the sale subsequent to year end, the Company recorded the assets at the lesser of their carrying values and their fair value less costs to sell, which resulted in a write-down of $3.5 million. The inputs used to determine such fair values which were based on the offer price provided by a third party in connection with the sale are classified within Level 3 in the hierarchy.

Note 6:	Intangible Assets

During the year ended December 31, 2015, the Company entered into several agreements to repurchase regional developer licenses, reacquiring rights in Los Angeles County, San Diego County, and Orange County, California, Erie County, Monroe County, Nassau County, Suffolk County, and Albany County, New York, and the regional developer license in New Jersey in exchange for cash consideration of $1,583,000.  The Company carried a deferred revenue balance associated with these transactions of $914,000, representing license fees collected upon the execution of the regional developer agreements.  In accordance with ASC 952-605, the Company accounted for the development rights associated with the unsold or undeveloped franchises as cancellations, and the respective deferred revenue was netted against the aggregate purchase price or recognized as revenue to the extent deferred revenue was in excess of the cash consideration paid.   During the year ended December 31, 2015, the revenue recognized as excess deferred regional developer fees totaled $254,250. The remaining balance was accounted for as consideration paid for the reacquired development rights. As the deferred revenue with respect to these regional developer rights had previously been taken into account for income tax purposes, the tax basis in the reacquired development rights is equal to the cash consideration paid.

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

Intangible assets consisted of the following:

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,911,750	$444,795	$1,466,955
Customer relationships	701,000	509,042	191,958
Reacquired development rights	923,250	243,241	680,009
	$3,536,000	$1,197,078	$2,338,922

Amortization expense was $747,733 and $476,161 for the year ended December 31, 2016 and 2015, respectively.

The Company evaluates the recoverability of finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company recorded an impairment charge as a result of the closure of a clinic acquired in 2015 of $38,185 related to certain reacquired franchise rights and customer relationships during the year ended December 31, 2016 which is included on the loss on disposition or impairment line of the statement of consolidated operations.

Estimated amortization expense for 2017 and subsequent years is as follows:

2017	$578,881
2018	439,589
2019	413,256
2020	413,256
2021	348,034
Thereafter	145,906
Total	$2,338,922

Note 7:	Notes Payable

During 2015, the Company issued 12 notes payable totaling $800,350 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates range from 1.5% to 5.25% with maturities through February of 2017.

During 2016, the Company issued two notes payable totaling $186,000 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates for both notes are 4.25% with maturities through May of 2017.

Maturities of notes payable are as follows as of December 31, 2016:

2017	$331,500
Thereafter	-
Total	$331,500

Note 8:	Equity

 Stock Options

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

During the year ended December 31, 2016, the Company granted 660,000 stock options to employees with exercise prices ranging from $2.23 - $4.11.

The Company’s stock trading price is the basis of fair value of its common stock used in determining the value of share based awards. To the extent the value of the Company’s share based awards involves a measure of volatility, it will rely upon the volatilities from publicly traded companies with similar business models until its common stock has accumulated enough trading history for it to utilize its own historical volatility. The expected life of the options granted is based on the average of the vesting term and the contractual term of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury 10-year yield curve in effect at the date of the grant.

The Company has computed the fair value of all options granted during the years ended December 31, 2016 and 2015, using the following assumptions:

	Years Ended December 31,
	2016			2015
Expected volatility	42%	-	45%	44%	-	50%
Expected dividends		None			None
Expected term (years)		7		5.5	-	7
Risk-free rate	1.19%	-	1.68%	1.54%	-	2.01%
Forfeiture rate		20%			20%

The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2014	314,775	$2.23	$0.92	9.2
Granted at market price	240,160	8.16
Exercised	(445)	1.20
Cancelled	(77,031)	7.88
Outstanding at December 31, 2015	477,459	$4.30	$2.01	8.7
Granted at market price	660,000	3.22
Exercised	(37,824)	1.88
Cancelled	(146,560)	4.34
Outstanding at December 31, 2016	953,075	$3.66	$1.86	6.9
Exercisable at December 31, 2016	347,272	$4.07	$2.38	3.9

The intrinsic value of the Company’s stock options outstanding was $347,724 at December 31, 2016.

For the years ended December 31, 2016 and 2015, stock based compensation expense for stock options was $561,559 and $328,772, respectively.  Unrecognized stock-based compensation expense for stock options for the year ended December 31, 2016 was $733,944, which is expected to be recognized ratably over the next 3.26 years.

Restricted Stock

During 2015, the Company granted restricted stock to two employees to earn 8,000 shares of common stock. These shares vest over a four year period from grant date. The estimated fair market value of these shares was valued at $9.62 per share, based on the Company’s stock trading price, totaling approximately $76,960 to be recognized ratably as the stock is vested.

During 2016, the Company granted restricted stock awards to seven members of the Board of Directors. The awards have been granted under The Joint Corp. 2014 Incentive Stock Plan pursuant to the Director Compensation Policy of the Company. The awards shall vest on the earlier of (i) one year from the Grant Date and (ii) the date of the next annual meeting of the shareholders of the Company occurring after the Grant Date, for each to earn 12,345 shares of common stock. The estimated fair market value of these shares was valued at $3.10 per share, based on the Company’s stock trading price, totaling approximately $268,000 to be recognized ratably as the stock is vested.

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Outstanding at December 31, 2014	662,375
Restricted stock awards granted	8,000
Awards forfeited or exercised	-
Granted at December 31, 2015	670,375
Awards vested	(331,087)
Outstanding at December 31, 2015	339,288
Awards granted	86,415
Awards vested	(162,440)
Awards forfeited	(170,848)
Outstanding at December 31, 2016	92,415

For the years ended December 31, 2016 and 2015, stock based compensation expense for restricted stock awards was $561,922 and $496,373, respectively.  Unrecognized stock based compensation expense for restricted stock awards as of December 31, 2016 was $155,969 to be recognized ratably over 1.06 years.

Modifications

During the year ended December 31, 2016, the Company accelerated the vesting of all unvested stock options and restricted stock awards granted to the Company’s former chief development officer in connection with his separation from the Company. In addition, the Company modified the post-employment exercise period of the stock options previously granted, extending the exercise period to December 31, 2017.

During the year ended December 31, 2016, the Company modified the post-employment exercise period of stock options previously granted to the Company’s former chief executive officer in connection with his separation from the Company. The modification extended the exercise period to May 13, 2020. In addition, the Company accelerated the vesting of 9,733 shares of the previously granted restricted stock awards that were scheduled to vest in July 2016. The remaining unvested restricted stock awards were forfeited upon separation.

These modifications resulted in an approximately $412,000 increase in stock-based compensation for the year ended December 31, 2016.

Treasury Stock

During the year ended December 31, 2016, the Company acquired approximately 13,376 shares of treasury stock to satisfy minimum tax withholding related to vesting of restricted stock awards. These shares were acquired at a total cost of $83,391.

In December, 2013, the Company exercised its right of first refusal under the terms of a Stockholders Agreement dated March 10, 2010 to repurchase 534,000 shares of the Company’s common stock. The shares were purchased for $0.45 per share or $240,000 in cash along with the issuance of an option to repurchase the 534,000 shares. The repurchased shares were recorded as treasury stock, at cost in the amount of $791,638, and were available for general corporate purposes. The option is classified in equity as it is considered indexed to the Company’s stock and meets the criteria for classification in equity.  The option was granted to the seller for a term of 8 years.  The option contained the following exercise prices:

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

During December, 2016, the option holder partially exercised the call option, and purchased 250,872 shares at a total repurchase price of $210,000. The Company reduced the cost of treasury shares by approximately $113,000 related to the transaction, reduced the value of the option by approximately $259,000, and reduced additional paid in capital by approximately $162,000.

Warrants

In conjunction with the IPO, the Company issued warrants to the underwriters for the purchase of 90,000 shares of common stock, which can be exercised between November 10, 2015 and November 10, 2018 at an exercise price of $8.125 per share.  The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on November 10, 2018 and have a remaining contractual life of 1.9 years as of December 31, 2016.

The information below summarizes the warrants:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value

Outstanding at December 31, 2014	90,000	$8.13	3.9	-

Granted	-	-	-	-

Outstanding at December 31, 2015	90,000	$8.13	2.9	$-

Granted	-	-	-	-

Outstanding at December 31, 2016	90,000	$8.13	1.9	$-

Exercisable at December 31, 2016	90,000	$8.13	1.9	$-

Issuance of Common Stock for Legal Settlement

During December, 2016, the Company entered into a settlement agreement, whereby it resolved the pending litigation matter discussed in Note 11. Under the terms of the settlement agreement, the Company agreed to a one-time settlement amount comprised of cash and newly issued shares of our common stock. The amounts paid by the Company in this settlement was determined by the Company not to be material. The fair value of the total consideration related to common stock was valued using the closing price of our common stock on the settlement date.

Note 9:	Income Taxes

Income tax provision (benefit) reported in the consolidated statements of operations is comprised of the following:

	December 31,
	2016	2015
Current provision (benefit):
Federal	$22,800	$(208,900)
State, net of state tax credits	20,900	(67,800)
Total current provision (benefit)	43,700	(276,700)

Deferred provision:
Federal	97,400	40,800
State	23,300	-
Total deferred provision	120,700	40,800

Total income tax provision (benefit)	$164,400	$(235,900)

The following are the components of the Company’s net deferred taxes for federal and state income taxes:

	December 31,
	2016	2015

Deferred revenue	$1,509,400	$1,988,200
Deferred franchise costs	(553,900)	(664,000)
Allowance for doubtful accounts	51,400	1,781,000
Accrued expenses	57,400	74,900
Goodwill - Component 1	(120,700)	-
Goodwill - Component 2	86,800	87,000
Restricted stock compensation	(30,800)	(44,100)
Nonqualified stock options	182,100	109,600
Deferred rent	629,600	209,700
Lease abandonment	108,900	-
Net operating loss carryforwards	8,924,800	1,849,100
Tax credits	14,000	14,200
Charitable contribution carryover	6,500	1,300
Asset basis difference related to property and equipment	630,900	167,500
	11,496,400	5,574,400
Less valuation allowance	(11,617,100)	(5,574,400)
Net non-current deferred tax liability	$(120,700)	$-

At December 31, 2016, the Company has federal and state net operating losses of approximately $22,613,000 and $24,948,000, respectively. These net operating losses are available to offset future taxable income and will begin to expire in 2035 for federal purposes and 2020 for state purposes.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income (loss), compared to the income tax provision (benefit) in the consolidated statement of operations:

	For the Years Ended December 31,
	2016		2015
	Amount	Percent	Amount	Percent
Expected federal tax expense (benefit)	$(5,106,100)	(34.00)%	$(3,071,300)	(34.00)%
State tax provision, net of federal benefit	(735,500)	(4.90)	(387,500)	(4.29)
Effect of increase in valuation allowance	6,042,900	40.24	3,519,800	38.97
Permanent differences	108,800	0.72	(58,800)	(0.65)
Uncertain tax positions	-	-	(46,500)	(0.51)
Effect of changed state rates for deferred	-	-	(80,100)	(0.89)
Other, net	(145,700)	(0.97)	(111,500)	(1.23)
Provision (Benefit)	$164,400	1.09%	$(235,900)	(2.60)%

The state tax expense (benefit), penalties and interest stem from resolution of various voluntary disclosure agreements with multiple states where we had not yet been in compliance. In addition, we are responsible to pay certain minimum and franchise taxes to jurisdictions in which we do business.

Changes in our income tax expense related primarily to changes in pretax losses during the year ended December 31, 2016, as compared to year ended December 31, 2015, and the effective rate was 1.1% and -2.6%, respectively. The difference is due to a valuation allowance on the Company's deferred tax assets, and the impact of certain permanent differences on taxable income.

For the year ended December 31, 2016 and 2015, the Company recorded a liability for income taxes for operations and uncertain tax positions of approximately $40,000 and $66,000, respectively, of which $27,000 and $33,000 respectively, represent penalties and interest and are recorded in the “other liabilities” section of the accompanying consolidated balance sheets. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. Management made a determination that the Company was not in compliance with several state and local tax jurisdictions in which the company was doing business. Accordingly, management undertook to analyze its tax exposures, both income and otherwise, with respect to jurisdictions in which compliance was deemed to be inadequate and the Company has entered into Voluntary Disclosure Agreements (VDAs) with the taxing authorities.

The following table sets forth a reconciliation of the beginning and ending amount of uncertain tax positions during the tax years ended December 31, 2016 and 2015:

	2016		2015
	Tax	Interest/ penalties	Tax	Interest/ penalties
Unrecognized tax benefit - January 1	$32,600	$33,000	$91,700	$30,000
Gross increases - tax positions in prior period	-	-	-	3,000
Gross decreases - tax positions in prior period	(19,400)	(6,200)	(59,100)	-
Unrecognized tax benefit - December 31	$13,200	$26,800	$32,600	$33,000

Our tax returns for tax years subject to examination by tax authorities include 2012 through the current period for state and 2013 through the current period for federal reporting purposes.

Note 10:	Related Party Transactions

The Company entered into consulting and legal arrangements with certain stockholders related to services performed for the operations and transaction related activities of the Company.  Amounts paid to or for the benefit of these stockholders was approximately $461,000 and $643,000 for the years ended December 31, 2016 and 2015, respectively.

Note 11:	Commitments and Contingencies

Operating Leases

The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio. During the year ended December 31, 2016, the Company assumed 16 additional leases for clinic locations. These leases vary in length from 60 to 127 months and have monthly payments ranging from $1,917 to $7,498.

Total rent expense for the years ended December 31, 2016 and 2015 was $3,389,971 and $1,574,803, respectively.

Future minimum annual lease payments are as follows:

2017	$3,180,100
2018	2,587,425
2019	2,248,195
2020	1,982,392
2021	1,868,976
Thereafter	7,180,991
Total	$19,048,079

In December, 2016, the Company ceased use of five undeveloped clinic locations from its corporate clinics segment and recognized a liability for lease exit costs incurred based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. The Company classified all of the approximately $338,000 lease exit liability in other liabilities in the accompanying consolidated balance sheets as of December 31, 2016, and related expense in Loss on disposition or impairment in the accompanying consolidated statement of operations for the year ended December 31, 2016.

Litigation

In the normal course of business, the Company is party to litigation from time to time.

On July 7, 2015 six franchisees who owned a total of 13 franchise licenses ("Claimants") filed a Demand for Arbitration against the Company alleging breach of contract, breach of implied covenant of good faith and fair dealing, wrongful termination, fraud, promissory fraud, negligent misrepresentation, and claims under or arising out of violations of Section 31300, 31301, 31201 and 31202 of the California Franchise Investment Law. The Company vigorously denied liability for all of Claimants' claims and asserted counterclaims against each Claimant for breach of contract, breach of guaranty, among other claims, and sought a declaratory judgment that termination was proper because Claimants failed to adhere to the development schedules in their respective franchise agreements. The Company, through its counterclaim, sought damages for each unopened license, in accordance with the terms of the parties’ franchise agreements. The parties entered into a settlement agreement dated December 12, 2016, which included, among other things, a mutual general release of claims. The arbitration was subsequently dismissed with prejudice, based on the parties' stipulation.

Note 12:	Segment Reporting

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.

The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of December 31, 2016, the Company operated or managed 61 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of December 31, 2016, the franchise system consisted of 309 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, litigation and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for the Company’s two operating business segments (in thousands):

	Year Ended December 31,
	2016	2015
Revenues:
Corporate clinics	$8,550	$3,492
Franchise operations	11,974	10,344
Total revenues	$20,524	$13,836

Segment operating (loss) income:
Corporate clinics	$(9,736)	$(3,773)
Franchise operations	4,638	4,234
Total segment operating (loss) income	$(5,098)	$461

Depreciation and amortization:
Corporate clinics	$2,186	$986
Franchise operations	-	-
Corporate administration	380	283
Total depreciation and amortization	$2,566	$1,269

Reconciliation of total segment operating (loss) income to consolidated loss before income taxes (in thousands):
Total segment operating (loss) income	$(5,098)	$461
Unallocated corporate	(9,925)	(9,777)
Consolidated loss from operations	(15,023)	(9,316)
Bargain purchase gain	-	261
Other income, net	13	22
Loss before income tax expense	$(15,010)	$(9,033)

	December 31, 2016	December 31, 2015
Segment assets:
Corporate clinics	$9,936	$12,426
Franchise operations	2,003	2,580
Total segment assets	$11,939	$15,006

Unallocated cash and cash equivalents and restricted cash	$3,344	$17,178
Unallocated property and equipment	781	802
Other unallocated assets	991	376
Total assets	$17,055	$33,362

“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.

Note 13:	Subsequent Events

Credit and Security Agreement

On January 3, 2017, the Company entered into a Credit and Security Agreement (the “Credit Agreement”), and signed a revolving credit note payable to the lender. Under the Credit Agreement, the Company is able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans is at a rate equal to 10% per annum, provided, that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest is due and payable on the last day of each fiscal quarter in an amount determined by the Company, but not less than $25,000. The lender’s lending commitments under the Credit Agreement terminate in December 2019, unless sooner terminated in accordance with the provisions of the Credit Agreement. The Company intends to use the credit facility for general working capital needs. The Company has drawn $1,000,000 of the $5,000,000 available under the Credit Agreement.

Clinic Sales

On January 6, 2017, the Company sold the assets of six of its 11 clinics in the Chicago area for a nominal amount to a partnership that includes existing Company franchisees. The purchaser will continue to operate the clinics as franchised locations pursuant to a franchise agreement. The Company concurrently sold to the limited liability company regional developer rights to Chicago for $300,000. Pursuant to the regional developer agreement, the limited liability company has agreed to open a minimum of 30 Chicago area clinics over the next 10 years, with plans to open five to 10 clinics over the next 18 months. The Company has closed the remaining five Chicago-area clinics, as well as three Company-managed clinics in upstate New York. These assets were deemed as held for sale as of December 31, 2016, and accordingly the Company recognized a loss on impairment of approximately $3.5 million.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. After conducting this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Internal control over financial reporting is the process designed under the Chief Executive Officer’s and the Chief Financial Officer’s supervision, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, an effective control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework (2013 framework), management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Controls over Financial Reporting

We identified and disclosed a material weakness in our internal control over financial reporting for the years ended December 31, 2014 and 2015. In an effort to remediate deficiencies in our internal control structure, during the year ended December 31, 2016, we took steps to enhance our internal controls over financial reporting, including the hiring of additional resources to oversee financial reporting, the enhancement of segregation of duties, and the engagement of third party consultants to aid in designing and implementing processes and procedures to compile, reconcile and review accounts in a timely manner. During the fourth quarter of 2016, we successfully completed the testing necessary to conclude that the material weakness has been remediated.

Except for the implementation of the remediation measures noted above, there were no other changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders, or the 2017 Proxy Statement, and is incorporated herein by reference.

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

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2017.

The Joint Corp.

By:	/s/ Peter D. Holt
Peter D. Holt
President and Chief Executive Officer (Principal Executive Officer)

The Joint Corp.

By:	/s/ John P. Meloun
John P. Meloun
Chief Financial Officer (Principal Financial Officer)

 KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter D. Holt and John P. Meloun, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter D. Holt	President , Chief Executive Officer and Director	March 10, 2017
Peter D. Holt	(Principal Executive Officer) and Director

/s/ John P. Meloun	Chief Financial Officer	March 10, 2017
John P. Meloun	(Principal Financial Officer)

/s/ Ronald A. DaVella	Lead Director	March 10, 2017
Ronald A. DaVella

/s/ James H. Amos, Jr.	Director	March 10, 2017
James H. Amos, Jr.

/s/ Craig P. Colmar	Director	March 10, 2017
Craig P. Colmar

/s/ Steven P. Colmar	Director	March 10, 2017
Steven P. Colmar

/s/ Richard A. Kerley	Director	March 10, 2017
Richard A. Kerley

/s/ William R. Fields	Director	March 10, 2017
William R. Fields

/s/ Bret Sanders	Director	March 10, 2017
Bret Sanders

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Provided
Number	Description	Form	File No.	Exhibit(s)	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1	333-198860	3.2	9/19/2014
3.2	Amended and Restated Bylaws of Registrant, plus amendments.	8-K	001-36724	3(ii).1	3/07/2016
4.1	Warrant to Purchase Common Stock issued to Feltl and Company, Inc. on November 14, 2014.	S-1	333-207632	4.2	10/27/2015
4.2	Warrant to Purchase Common Stock issued to Roth Capital Partners, LLC on November 14, 2014.	S-1	333-207632	4.3	10/27/2015
10.1#	Form of Indemnification Agreement between Registrant and each of its directors and officers and related schedule.	S-1	333-198860	10.1	9/19/2014
10.2#	2012 Stock Plan.	S-1	333-198860	10.2	9/19/2014
10.3#	Amended and Restated 2014 Incentive Stock Plan.			10.3	10/27/2015
10.4#	Form of Incentive Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.4	10/27/2015
10.5#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.5	10/27/2015
10.6#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan for Article 7, Annual Option Grants.	S-1	333-207632	10.6	10/27/2015
10.7#	Form of Restricted Stock Award.	S-1	333-207632	10.7	10/27/2015
10.8	Lease Agreement dated between Registrant and DTR 14, LLC, for Registrant’s office located at 16767 North Perimeter Drive, Suite 240, Scottsdale, Arizona 85260.	S-1	333-198860	10.5	9/19/2014
10.9#	Employment Agreement between Registrant and David Orwasher dated January 1, 2014.	S-1	333-198860	10.6	9/19/2014
10.10#	Employment Term Sheet between Registrant and John B. Richards, Chief Executive Officer of Registrant.	S-1	333-198860	10.7	9/19/2014
10.11#	Employment Term Sheet between Registrant and Catherine Hall, Chief Marketing Officer of Registrant.	S-1	333-198860	10.8	9/19/2014
10.12#	Employment Agreement between The Joint Corp. and Francis T. Joyce dated December 12, 2014	8-K	001-36724	10.1	12/22/2014
10.13#	Stock Option Agreement between Registrant and David Orwasher dated January 1, 2014.	S-1	333-198860	10.9	9/19/2014
10.14#	Stock Option Agreement between Registrant and Catherine Hall dated May 15, 2014.	S-1	333-198860	10.1	9/19/2014
10.15#	Restricted Stock Award Agreement between Registrant and John B. Richards dated January 1, 2014.	S-1	333-198860	10.11	9/19/2014
10.16#	Restricted Stock Award Agreement between Registrant and David Orwasher dated January 1, 2014.	S-1	333-198860	10.12	9/19/2014
10.17#	Restricted Stock Award Agreement between Registrant and Francis T. Joyce dated December 16, 2014	S-1	333-207632	10.14	10/27/2015
10.18	Form of Registrant’s Franchise Disclosure Document.	S-1	333-198860	10.13	9/19/2014
10.19	Form of Registrant’s Regional Developer License Agreement.	S-1	333-198860	10.14	9/19/2014
10.20	Form of Registrant’s Franchise Agreement.	S-1	333-198860	10.15	9/19/2014
10.21#	Written Description of Management Services Arrangement between Registrant and Business Ventures Corp.	S-1	333-198860	10.16	9/19/2014
10.22#	Written Description of Consulting Arrangement between Registrant and John Leonesio.	S-1	333-198860	10.17	9/19/2014
10.23	Indemnification Agreement between Registrant and former director Fred Gerretzen.	S-1	333-198860	10.18	9/19/2014
10.24	Indemnification Agreement between Registrant and former officer Ronald Record.	S-1	333-198860	10.19	9/19/2014

10.25	Termination Agreement dated as of December 31, 2014 by The Joint Corp., Kairos Marketing, LLC and Chad Meisinger.	8-K	001-36724	2.2	1/07/2015
10.26	Asset and Franchise Purchase Agreement dated as of December 31, 2014 between The Joint Corp., The Joint RRC Corp., Raymond G. Espinoza, Chad Meisinger and Rob Morris.	8-K	001-36724	2.1	1/07/2015
10.27	Asset and Franchise Purchase Agreement dated as of January 30, 2015 between The Joint Corp., TJSC, LLC, Theodore Amendola and Scott Lewandowski.	8-K	001-36724	10.1	2/05/2015
10.28	Asset and Franchise Purchase Agreement dated February 17, 2015 by and among The Joint Corp., Roth & Pelan Enterprises, LLC, Timothy Roth, Blue Sky & Sunny Days, Inc., and Thomas Pelan.	8-K	001-36724	10.1	2/19/2015
10.29	Asset and Franchise Purchase Agreement dated as of February 27, 2015 between The Joint Corp., The Joint San Gabriel Valley, Inc. and Vincent Huan.	8-K	001-36724	2.1	3/09/2015
10.30	Asset and Franchise Purchase Agreement dated as of March 31, 2015 between The Joint Corp., The Joint Chiropractic Bell Towne, LLC, Marla R. Allan and Marc W. Payson.	8-K	001-36724	2.1	4/22/2015
10.31	Franchise Agreement Termination and Reinstatement Agreement dated as of as of April 30, 2015, by The Joint Corp., Stephanie McRae and South Bay Joint Development, Inc.	8-K	001-36724	2.2	5/05/2015
10.32	Asset and Franchise Purchase Agreement dated as of April 30, 2015, between The Joint Corp., San Diego Joint Development, Inc., Stephanie McRae, and Elizabeth McRae.	8-K	001-36724	2.1	5/05/2015
10.33	Regional Developer Termination Agreement dated as of as of May 18, 2015, among The Joint Corp., Dennis Conklin, Eric Hua and Orange County Wellness, Inc.	8-K	001-36724	2.2	5/21/2015
10.34	Asset and Franchise Purchase Agreement dated as of May 18, 2015, among First Light Junction, Inc., a California corporation, Eric Hua and Tracy Hua.	8-K	001-36724	2.1	5/21/2015
10.35	Asset and Franchise Purchase Agreement dated as of June 3, 2015, by and between The Joint Corp., a Delaware corporation, WHB Franchise Inc., a California corporation and William Bargfrede.	8-K	001-36724	2.1	6/05/2015
10.36	Asset and Franchise Purchase Agreement dated as of June 5, 2015, by and among The Joint Corp., a Delaware corporation, Clear Path Ventures, Inc., a California corporation, Carol Warren, and Jodi Wolf.	8-K	001-36724	2.1	6/10/2015
10.37	Asset and Franchise Purchase Agreement dated as of July 1, 2015, by and among The Joint Corp., a Delaware corporation, Chiro-Novo, LLC, an Arizona limited liability company, Kent L. Cooper, as trustee of The Kent L. Cooper Trust, Benjamin Cooper, as trustee of The Benjamin and Milena Cooper Family Trust dated May 2, 2006, Robert A. Cooper and Andrew C. Cooper.	8-K	001-36724	2.1	7/07/2015
10.38	Termination Agreement dated as of as of August 10, 2015, among The Joint Corp., a Delaware corporation and Align Group, LLC a New York limited liability company, and Marc Ressler.	8-K	001-36724	2.2	8/14/2015
10.39	Asset and Franchise Purchase Agreement dated as of August 10, 2015, by and between The Joint Corp., a Delaware corporation, Chiro Group, LLC, a New York limited liability company, Marc Ressler, Angelo Marracino, Jesse Curry and Cleon Easton.	8-K	001-36724	2.1	8/14/2015
10.40	Asset and Franchise Purchase Agreement dated as of December 29, 2015, by and among The Joint Corp., a Delaware corporation, Forte Vita Ventures, Inc., a California corporation, Neil Sinay and Jennifer M. Sinay.	8-K	001-36724	1.1	1/05/2016
10.41	Regional Developer License Purchase Agreement, dated January 1, 2016, among the Company, Christina Ybanez and Mark Elias.	8-K	001-36724	1.1	1/07/2016
10.42#	Employment Agreement dated April 27, 2016, between The Joint Corp. and Peter Holt	8-K	001-36724	10.1	5/3/2016
10.43#	Separation Agreement dated April 29, 2016, between The Joint Corp. and David Orwasher	8-K	001-36724	10.2	5/3/2016
10.44	Asset and Franchise Purchase Agreement dated as of April 29, 2016, by and among The Joint Corp., a Delaware corporation, Guthrie Joint Venture NM, LLC, a New Mexico limited liability company and Ronald Guthrie	8-K	001-36724	10.1	5/5/2016
10.45	Asset and Franchise Purchase Agreement dated as of May 6, 2016 by and among The Joint Corp., a Delaware corporation, T&J Chiropractic Management, Inc., a California corporation, Vortex Financial Management, Inc., a California corporation, Anita Davis, Johnny Linderman and Ped Abghari aka Ted Abghari.	8-K	001-36724	10.1	5/12/2016

10.46#	Separation Agreement dated June 29, 2015, between The Joint Corp. and John Richards	8-K	001-36724	10.1	6/30/2016
10.47#	Employment Agreement dated November 8, 2016, between The Joint Corp. and John Meloun	8-K	001-36724	10.1	11/10/2016
10.48	Credit and Security Agreement dated as of January 3, 2017, by and between The Joint Corp/, a Delaware corporation, and Tower 7 Partnership LLC, and Ohio limited liability company	8-K	001-36724	10.1	1/9/2017
10.49	Revolving Credit Note, dated January 3, 2017, by The Joint Corp., a Delaware corporation in favor of Tower 7 Partnership LLC	8-K	001-36274	10.2	1/9/2017
10.50#	Amended and Restated Employment Agreement dated January 3, 2017, between The Joint Corp., a Delaware corporation, and Peter Holt	8-K	001-36274	10.3	1/9/2017
21.1	List of subsidiaries of The Joint Corp.	S-1	333-198860	21.1	9/19/2014
23	Consent of EKS&H LLLP					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Asset Purchase Agreement dated January 6th, 2017, by and between The Joint Corp., a Delaware corporation, Don Daniels, Larry Maddalena and Jody O’Donnell.					X
99.2	Assignment and Assumption Agreement dated February 24, 2017, by and between The Joint Corp., a Delaware corporation, Don Daniels, Larry Maddalena and Jody O’Donnell and Porter Partners, LLC.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document (4)					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)					X

___________________

#	Management contract or compensatory plan or arrangement.

