Form 10-Q
period 2017-03-31
JOINT Corp
filed 2017-05-12
CIK 1612630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 5, 2017, the registrant had 13,082,531 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,676,607	$3,009,864
Restricted cash	312,551	334,394
Accounts receivable, net	1,189,132	1,021,733
Income taxes receivable	3,054	42,014
Notes receivable - current portion	30,818	40,826
Deferred franchise costs - current portion	686,873	748,300
Prepaid expenses and other current assets	893,520	499,525
Total current assets	5,792,555	5,696,656
Property and equipment, net	4,360,900	4,724,706
Deferred franchise costs, net of current portion	738,258	836,350
Intangible assets, net	2,164,066	2,338,922
Goodwill	2,750,338	2,750,338
Deposits and other assets	667,021	707,889
Total assets	$16,473,138	$17,054,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,089,176	$1,054,946
Accrued expenses	161,542	299,997
Co-op funds liability	95,007	73,246
Payroll liabilities	397,095	750,421
Notes payable - current portion	168,000	331,500
Deferred rent - current portion	148,564	215,450
Deferred revenue - current portion	2,866,880	3,077,430
Other current liabilities	54,479	60,894
Total current liabilities	4,980,743	5,863,884
Revolving credit - notes payable	1,000,000	-
Deferred rent, net of current portion	907,723	1,400,790
Deferred revenue, net of current portion	2,695,729	2,231,712
Deferred tax liability	156,920	120,700
Other liabilities	1,242,332	512,362
Total liabilities	10,983,447	10,129,448
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of March 31, 2017, and December 31, 2016	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,371,535 shares issued and 13,075,031 shares outstanding as of March 31, 2017 and 13,317,393 shares issued and 13,020,889 outstanding as of December 31, 2016	13,371	13,317
Additional paid-in capital	36,609,876	36,398,588
Treasury stock 296,504 shares as of March 31, 2017 and December 31, 2016	(503,118)	(503,118)
Accumulated deficit	(30,630,438)	(28,983,374)
Total stockholders' equity	5,489,691	6,925,413
Total liabilities and stockholders' equity	$16,473,138	$17,054,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Revenues and management fees from company clinics	$2,515,601	$1,658,553
Royalty fees	1,706,073	1,368,831
Franchise fees	449,500	514,800
Advertising fund revenue	598,436	265,721
IT related income and software fees	267,013	221,134
Regional developer fees	76,896	147,537
Other revenues	60,338	88,460
Total revenues	5,673,857	4,265,036
Cost of revenues:
Franchise cost of revenues	683,243	694,735
IT cost of revenues	58,861	45,228
Total cost of revenues	742,104	739,963
Selling and marketing expenses	958,706	738,683
Depreciation and amortization	577,987	575,544
General and administrative expenses	4,564,079	5,692,056
Total selling, general and administrative expenses	6,100,772	7,006,283
Loss on disposition or impairment	417,971	-
Loss from operations	(1,586,990)	(3,481,210)

Other (expense) income, net	(19,465)	473
Loss before income tax expense	(1,606,455)	(3,480,737)

Income tax expense	(40,609)	(44,397)

Net loss and comprehensive loss	$(1,647,064)	$(3,525,134)

Loss per share:
Basic and diluted loss per share	$(0.13)	$(0.28)

Basic and diluted weighted average shares	13,042,595	12,567,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,647,064)	$(3,525,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Net franchise fees recognized upon termination of franchise agreements	-	(41,100)
Depreciation and amortization	577,987	575,544
Loss on disposition or impairment of assets	417,971	-
Deferred income taxes	36,220	-
Stock based compensation expense	95,065	197,669
Changes in operating assets and liabilities:
Restricted cash	21,843	(71,985)
Accounts receivable	(214,860)	(902,190)
Income taxes receivable	38,960	32,021
Prepaid expenses and other current assets	(393,995)	(78,997)
Deferred franchise costs	159,519	121,602
Deposits and other assets	40,868	(3,339)
Accounts payable	34,230	(1,229,146)
Accrued expenses	(138,455)	(234,291)
Co-op funds liability	21,761	(96,546)
Payroll liabilities	(353,326)	(829,933)
Other liabilities	102,459	9,790
Deferred rent	(309,367)	628,181
Deferred revenue	253,467	(311,874)
Net cash used in operating activities	(1,256,717)	(5,759,728)

Cash flows from investing activities:
Reacquisition and termination of regional developer rights	-	(275,000)
Purchase of property and equipment	(39,325)	(287,942)
Payments received on notes receivable	10,008	17,258
Net cash used in investing activities	(29,317)	(545,684)

Cash flows from financing activities:
Borrowings on revolving credit note payable	1,000,000	-
Issuance of common stock, offering costs adjustment	-	(1,042)
Proceeds from exercise of stock options	116,277	1,600
Repayments on notes payable	(163,500)	(120,500)
Net cash provided by (used in) financing activities	952,777	(119,942)

Net decrease in cash	(333,257)	(6,425,354)
Cash at beginning of period	3,009,864	16,792,850
Cash at end of period	$2,676,607	$10,367,496

During the three months ended March 31, 2017 and 2016, cash paid for income taxes was $5,875 and $3,625, respectively. During the three months ended March 31, 2017 and 2016, cash paid for interest was $30,161 and $2,648, respectively.

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

THE JOINT CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”) and its wholly owned subsidiary The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary consolidated financial statements and the notes thereto as set forth in The Joint Corp.’s Form 10-K, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position on a consolidated basis and the consolidated results of operations and cash flows for the interim periods presented. The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended March 31, 2017 and 2016 is unaudited.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of The Joint Corp. and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented.

All significant intercompany accounts and transactions between The Joint Corp. and its subsidiary have been eliminated in consolidation.

Comprehensive Loss

Net loss and comprehensive loss are the same for the three months ended March 31, 2017 and 2016.

Nature of Operations

The Joint, a Delaware corporation, was formed on March 10, 2010 for the principal purpose of franchising, developing and managing chiropractic clinics, selling regional developer rights and supporting the operations of franchised chiropractic clinics at locations throughout the United States of America. The franchising of chiropractic clinics is regulated by the Federal Trade Commission and various state authorities.

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
Franchised clinics:	2017	2016
Clinics open at beginning of period	309	265
Opened or purchased during the period	18	14
Acquired during the period	-	-
Closed during the period	(1)	(2)
Clinics in operation at the end of the period	326	277

	March 31,
Company-owned or managed clinics:	2017	2016
Clinics open at beginning of period	61	47
Opened during the period	-	7
Acquired during the period	-	-
Closed or sold during the period	(14)	-
Clinics in operation at the end of the period	47	54

Total clinics in operation at the end of the period	373	331

Clinic licenses sold but not yet developed	107	146

Variable Interest Entities

An entity deemed to hold the controlling interest in a voting interest entity or deemed to be the primary beneficiary of a variable interest entity (“VIE”) is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. Investments where the Company does not hold the controlling interest and is not the primary beneficiary are accounted for under the equity method.

Certain states in which the Company manages clinics regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. Such PCs are VIEs. In these states, the Company has entered into management services agreements with such PCs under which the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice.  The Company has analyzed its relationship with the PCs and has determined that the Company does not have the power to direct the activities of the PCs. As such, the activities of the PCs are not included in the Company’s condensed consolidated financial statements

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all of its cash in short-term bank deposits. The Company had no cash equivalents as of March 31, 2017 and December 31, 2016.

Restricted Cash

Restricted cash relates to cash that franchisees and company-owned or managed clinics contribute to the Company’s National Marketing Fund and cash that franchisees provide to various voluntary regional Co-Op Marketing Funds. Cash contributed by franchisees to the National Marketing Fund is to be used in accordance with the Company’s Franchise Disclosure Document with a focus on regional and national marketing and advertising.

Concentrations of Credit Risk

From time to time, the Company grants credit in the normal course of business to franchisees and PCs related to the collection of royalties and other operating revenues. The Company periodically performs credit analysis and monitors the financial condition of the franchisees and PCs to reduce credit risk. As of March 31, 2017 and December 31, 2016, three PC entities and five franchisees represented 28% and 24%, respectively, of outstanding accounts receivable. The Company did not have any customers that represented greater than 10% of its revenues during the three months ended March 31, 2017 and 2016.

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees and royalty fees, working capital advances due from PCs, and tenant improvement allowances due from landlords. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2017 and December 31, 2016, the Company had an allowance for doubtful accounts of $131,830.

Deferred Franchise Costs

Deferred franchise costs represent commissions that are paid in conjunction with the sale of a franchise and are recognized as an expense when the respective revenue is recognized, which is generally upon the opening of a clinic.

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

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the three months ended March 31, 2017 and 2016.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments of long-lived assets were recorded for the three months ended March 31, 2017 and 2016.

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

Costs to terminate an operating lease or other contracts are (a) costs to terminate the contract before the end of its term or (b) costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is recognized at the cease-use date. In periods subsequent to initial measurement, changes to the liability are measured using the credit adjusted risk-free rate that was used to measure the fair value of the liability initially. The cumulative effect of a change resulting from a revision to either the timing or the amount of estimated cash flows is recognized as an adjustment to the liability in the period of the change.

In the three months ended March 31, 2017 the Company recognized an additional lease exit liability of approximately $0.7 million classified in Other Liabilities on its condensed consolidated balance sheets related to operating leases that will no longer provide economic benefit to the Company, net of estimated sublease income.

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

Regional Developer Fees. During 2011, the Company established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under this program, regional developers pay a license fee ranging from $7,250 to 25% of the then current franchise fee for each franchise they receive the right to develop within the region. Each regional developer agreement establishes a minimum number of franchises that the regional developer must develop. Regional developers receive fees ranging from $14,500 to $19,950 which are collected from franchisees upon the sale of franchises within their region and a royalty of 3% of sales generated by franchised clinics in their region. Regional developer license fees paid to the Company are nonrefundable and are recognized as revenue when the Company has performed substantially all initial services required by the regional developer agreement, which generally is considered to be upon the opening of each franchised clinic. Accordingly, revenue is recognized on a pro-rata basis determined by the number of franchised clinics to be opened in the area covered by the regional developer agreement. Upon the execution of a regional developer agreement, the Company estimates the number of franchised clinics to be opened, which is typically consistent with the contracted minimum. The Company reassesses the number of clinics expected to be opened as the regional developer performs under its regional developer agreement. When a material change to the original estimate becomes apparent, the amount of revenue to be recognized per clinic is revised on a prospective basis, and the unrecognized fees are allocated among, and recognized as revenue upon the opening of, the expected remaining unopened franchised clinics within the region. Certain regional developer agreements provide that no additional fee is required for franchises developed by the regional developer above the contracted minimum, while other regional developer agreements require a supplemental payment. The franchisor’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. Several of the regional developer agreements grant the Company the option to repurchase the regional developer’s license.

For the three months ended March 31, 2017, the Company entered into three regional development agreements for which it received approximately $650,000, which was deferred as of the respective transaction dates and will be recognized on a pro-rata basis over the estimated number of franchised clinics to be opened in the respective regions.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $286,415 and $422,098 for the three months ended March 31, 2017 and 2016, respectively.

Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates. Deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to depreciation of property and equipment, amortization of goodwill, accounting for leases, and treatment of revenue for franchise fees and regional developer fees collected. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

At March 31, 2017 and December 31, 2016, the Company maintained a liability for income taxes for uncertain tax positions of approximately $40,000, of which $27,000 represents penalties and interest and is recorded in the “other liabilities” section of the accompanying condensed consolidated balance sheets. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The Company’s tax returns for tax years subject to examination by tax authorities include 2012 through the current period for state and 2013 through the current period for federal reporting purposes.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock, and stock options.

	Three Months Ended
	March 31,
	2017	2016

Net loss	$(1,647,064)	$(3,525,134)

Weighted average common shares outstanding - basic	13,042,595	12,567,901
Effect of dilutive securities:
Stock options	-	-
Weighted average common shares outstanding - diluted	13,042,595	12,567,901

Basic and diluted loss per share	$(0.13)	$(0.28)

The following table summarizes the potential shares of common stock that were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive:

	Three Months Ended
	March 31,
	2017	2016
Unvested restricted stock	80,070	292,466
Stock options	916,915	768,625
Warrants	90,000	90,000

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

Recent Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2018. The Company has performed a preliminary review of ASU 2014-09 and does not expect the adoption of ASU 2014-09 to have a material impact on its revenues and management fees from company clinics or franchise royalty revenues. The Company continues to evaluate the impact of the adoption of this standard on recognition of revenue from franchise agreements, advertising fund revenue, and regional developer fee revenue. The Company is still evaluating its transition approach and expects to reach a decision in the first half of fiscal 2017.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this new standard as of January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the impact of this amendment on its financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments should be applied prospectively, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

In January 2017, the Financial Accounting Standards Board FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This update simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. This update is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on the Company's consolidated financial statements and related disclosures.

Note 2: Notes Receivable

Effective July 2012, the Company sold a company-owned clinic, including the license agreement, equipment, and customer base, in exchange for a $90,000 unsecured promissory note. The note bore interest at 6% per annum for fifty-four months and requires monthly principal and interest payments over forty-two months, beginning on August 2013. The note matured in January 2017 and was paid in full upon maturity.

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

The net outstanding balance of the notes as of March 31, 2017 and December 31, 2016 were $30,818 and $40,826, respectively.

Note 3: Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2017	2016

Office and computer equipment	$1,099,747	$1,083,039
Leasehold improvements	5,085,366	5,085,366
Software developed	1,046,823	891,192
	7,231,936	7,059,597
Accumulated depreciation	(2,969,302)	(2,566,172)
	4,262,634	4,493,425
Construction in progress	98,266	231,281
	$4,360,900	$4,724,706

Depreciation expense was $403,131 and $401,867 for the three months ended March 31, 2017 and 2016, respectively.

In December, 2016, the Company determined that 14 clinics from its Corporate Clinics segment, met the criteria for classification as held for sale. Accordingly, in December, 2016, the Company recognized a $2.4 million impairment charge to lower the carrying costs of the property and equipment to its estimated fair value less cost to sell which was recorded in the loss on disposition or impairment line of the 2016 consolidated statement of operations. The Company completed the sale of the property in the first quarter of 2017 for nominal consideration.

Note 4: Fair Value Consideration

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

As of March 31, 2017 and December 31, 2016, the Company does not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

Note 5: Intangible Assets

Intangible assets consist of the following:

	As of March 31, 2017
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Reacquired franchise rights	$1,911,750	$515,136	$1,396,614
Customer relationships	701,000	580,584	120,416
Reacquired development rights	923,250	276,214	647,036
	$3,536,000	$1,371,934	$2,164,066

Amortization expense was $174,856 and $173,677 for the three months ended March 31, 2017 and 2016, respectively.

Estimated amortization expense for 2017 and subsequent years is as follows:

2017	$404,025
2018	439,589
2019	413,256
2020	413,256
2021	348,034
Thereafter	145,906
Total	$2,164,066

Note 6: Debt

Notes Payable

During 2015, the Company delivered 12 notes payable totaling $800,350 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates range from 1.5% to 5.25% with maturities through February, 2017.

During 2016, the Company delivered two notes payable totaling $186,000 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates for both notes are 4.25% with maturities through May, 2017.

Maturities of notes payable are as follows as of March 31, 2017:

2017	$168,000
Thereafter	-
Total	$168,000

Credit and Security Agreement

On January 3, 2017, the Company entered into a Credit and Security Agreement (the “Credit Agreement”), and signed a revolving credit note payable to the lender. Under the Credit Agreement, the Company is able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans is at a rate equal to 10% per annum, provided, that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest is due and payable on the last day of each fiscal quarter in an amount determined by the Company, but not less than $25,000. The lender’s lending commitments under the Credit Agreement terminate in December 2019, unless sooner terminated in accordance with the provisions of the Credit Agreement. The Company intends to use the credit facility for general working capital needs. As of March 31, 2017, the Company has drawn $1,000,000 of the $5,000,000 available under the Credit Agreement.

Note 7: Equity

Stock Options

In the three months ended March 31, 2017, the Company granted 40,000 stock options to employees with exercise prices ranging from $2.65 - $3.11.

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

The Company has computed the fair value of all options granted during the three months ended March 31, 2017 and 2016, using the following assumptions:

	Three Months Ended March 31,
	2017			2016
Expected volatility		42%		44%	-	45%
Expected dividends		None			None
Expected term (years)		7			7
Risk-free rate	2.10%	to	2.14%	1.50%	-	1.68%
Forfeiture rate		20%			20%

The information below summarizes the stock options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2016	953,075	$3.66	$1.86	6.9
Granted at market price	40,000	3.00
Exercised	(59,142)	1.20
Cancelled	(17,018)	5.10
Outstanding at March 31, 2017	916,915	$3.76	$1.78	7.0
Exercisable at March 31, 2017	345,855	$4.59	$2.24	4.4

The intrinsic value of the Company’s stock options outstanding was $1,021,554 at March 31, 2017.

For the three months ended March 31, 2017 and 2016, stock based compensation expense for stock options was $51,038 and $107,506, respectively.  Unrecognized stock-based compensation expense for stock options as of March 31, 2017 was $686,052, which is expected to be recognized ratably over the next 3.1 years.

Restricted Stock

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Outstanding at December 31, 2016	92,415
Awards granted	-
Awards vested	-
Awards forfeited	(12,345)
Outstanding at March 31, 2017	80,070

For the three months ended March 31, 2017 and 2016, stock based compensation expense for restricted stock was $44,027 and $90,163, respectively. Unrecognized stock based compensation expense for restricted stock awards as of March 31, 2017 was $73,672 to be recognized ratably over the next 1.5 years.

Treasury Stock

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

Note 8: Income Taxes

During the three months ended March 31, 2017 and 2016, the Company recorded income tax expense of approximately $41,000 and $44,000, respectively, with the difference due to a valuation allowance on the Company's deferred tax assets, and the impact of certain permanent differences on taxable income.

Note 9: Related Party Transactions

The Company entered into consulting and legal agreements with certain common stockholders related to services performed for the operations and transaction related activities of the Company. Amounts paid to or for the benefit of these stockholders was approximately $52,000 and $110,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 10:  Commitments and Contingencies

Operating Leases

The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio.

Total rent expense for the three months ended March 31, 2017 and 2016 was $744,295 and $752,495, respectively.

Future minimum annual lease payments are as follows:

2017 (remaining)	$1,814,011
2018	1,855,661
2019	1,536,117
2020	1,264,664
2021	1,122,612
Thereafter	3,923,358
Total	$11,516,423

Note 11: Segment Reporting

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.

The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of March 31, 2017, the Company operated or managed 47 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of March 31, 2017, the franchise system consisted of 326 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, litigation and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for the Company’s two operating business segments (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Corporate clinics	$2,497	$1,659
Franchise operations	3,177	2,606
Total revenues	$5,674	$4,265

Segment operating (loss) income:
Corporate clinics	$(599)	$(1,694)
Franchise operations	1,351	989
Total segment operating (loss) income	$752	$(705)

Depreciation and amortization:
Corporate clinics	$444	$493
Franchise operations	-	-
Corporate administration	134	83
Total depreciation and amortization	$578	$576

Reconciliation of total segment operating income (loss) to consolidated earnings (loss) before income taxes (in thousands):
Total segment operating (loss) income	$752	$(705)
Unallocated corporate	(2,339)	(2,776)
Consolidated loss from operations	(1,587)	(3,481)
Other (expense) income, net	(19)	-
Loss before income tax expense	$(1,606)	$(3,481)

	March 31,	December 31,
	2017	2016
Segment assets:
Corporate clinics	$10,301	$10,481
Franchise operations	1,894	2,003
Total segment assets	$12,195	$12,484

Unallocated cash and cash equivalents and restricted cash	$2,989	$3,344
Unallocated property and equipment	680	781
Other unallocated assets	609	446
Total assets	$16,473	$17,055

“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.

The Company reclassified approximately $545,000 of assets from Other unallocated assets to Corporate clinics segment assets for the year ended December 31, 2016 to align with current period presentation of segment assets.

Note 12: Subsequent Events

On April 29, 2017, the Company entered into a regional developer agreement for certain territories in the state of Florida. The parties paid an initial development fee of $320,000. The development schedule requires the opening and operating of a minimum of 32 clinics over the next ten years. A portion of the development fee will be funded through a promissory note. The note will bear interest at 10% per annum for 42 months and requires monthly principal and interest payments over 36 months, beginning November 1, 2017 and maturing on October 1, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Item 1A of our Form 10-K for the year ended December 31, 2016. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

We believe that we have an attractive business concept, benefiting from the fundamental changes taking place in the manner in which Americans access chiropractic care and their growing interest in seeking effective, affordable natural solutions for general wellness. These trends join with the strong preference we have seen among chiropractic doctors to reject the insurance-based model, to produce a dynamic combination that benefits the consumer and the service provider alike. We believe that these forces create an important opportunity to accelerate the growth of our network.

Key Performance Measures.  We receive both weekly and monthly performance reports from our clinics which include key performance indicators including gross clinic sales, total royalty income, and patient office visits. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance.

Key Clinic Development Trends.   Our current growth strategy is to grow through the sale and development of additional franchises and regional developer territories and to foster the growth of acquired and developed clinics that are owned and managed by us. In the quarter ended March 31, 2017, we added a net 17 franchised clinics and closed or sold 14 company-owned or managed clinics in the Chicago area and in Upstate New York as part of our plan to improve cash usage and progress toward profitability. This brought the total number of clinics to 373 as of March 31, 2017, up from 370 total clinics at December 31, 2016, and 331 at March 31, 2016.

We recognize the critical importance of preserving cash and strengthening clinics we have already developed. Therefore, we will not actively pursue the addition of company-owned or managed clinics during the 2017 fiscal year, but will address strategic opportunities as they present themselves. Scaling back the launch of company-owned or managed clinics will allow us to continue to focus on growing gross sales, streamlining operations across all company-owned or managed clinics and expanding franchise development. During the first quarter of 2017, our company-owned or managed clinics continued to demonstrate improved performance. As of March 31, 2017, we had 47 company-owned or managed clinics which represented 13% of the clinic portfolio, as compared to 54, or 16% of the clinic portfolio, at the same point the previous year.

Recent Developments

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

In January, 2017, we sold the assets of six of our 11 clinics in the Chicago area for a nominal amount to a limited liability company that includes existing franchisees. The purchaser will continue to operate the clinics as franchised locations pursuant to a franchise agreement. Concurrently, we sold regional developer rights to the Chicago area to the purchaser of our six Chicago clinics for $300,000. Pursuant to the regional developer agreement, the developer has agreed to open a minimum of 30 Chicago area clinics over the next 10 years, with plans to open five to 10 clinics over the next 18 months. We have closed the remaining five Chicago-area clinics, as well as three Company-managed clinics in upstate New York. We recognized an additional lease exit liability in the first quarter of 2017 of $739,000 related to these closures. These assets were designated as held for sale as of December 31, 2016, and we recognized a loss on disposition or impairment of approximately $3.5 million. We made these tactical decisions in the 4th quarter of 2016 to reduce our current cash usage, allowing us to focus on accelerating the point at which we believe we will achieve cash-flow breakeven in 2017.

In addition to the Chicago regional developer rights discussed above, during the three months ended March 31, 2017, we sold regional developer territories for Philadelphia and Washington State for a total, including the Chicago area, of approximately $0.7 million. Their combined development schedule requires the opening and operating of a minimum of 70 clinics over the next ten years. The revenues related to these sales will be recognized over the estimated number of franchised clinics to be opened in the respective territories.

Factors Affecting Our Performance

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic openings, markets in which they operate and related expenses, general economic conditions, consumer confidence in the economy, consumer preferences, and competitive factors.

Significant Accounting Polices and Estimates

There were no additional changes in our significant accounting policies and estimates during the three months ended March 31, 2017 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.

Total Revenues – Three Months Ended March 31, 2017

Components of revenues for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, are as follows:

	Three Months Ended
	March 31,
	2017	2016	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$2,515,601	$1,658,553	$857,048	51.7%
Royalty fees	1,706,073	1,368,831	337,242	24.6%
Franchise fees	449,500	514,800	(65,300)	(12.7)%
Advertising fund revenue	598,436	265,721	332,715	125.2%
IT related income and software fees	267,013	221,134	45,879	20.7%
Regional developer fees	76,896	147,537	(70,641)	(47.9)%
Other revenues	60,338	88,460	(28,122)	(31.8)%

Total revenues	$5,673,857	$4,265,036	$1,408,821	33.0%

The reasons for the significant changes in our components of total revenues are as follows:

Consolidated Results

•	Total revenues increased by $1.4 million primarily due to the continued growth and maturity of our company-owned or managed clinics portfolio, and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues and management fees from company-owned or managed clinics increased due to the continued maturity of our company-owned or managed clinics in operation and the improved same-store sales growth experienced over the last twelve months, which includes strong contributions from clinics acquired in the second quarter of 2016.

Franchise Operations

•	Royalty fees have increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of March 31, 2017 and 2016, there were 326 and 277 franchised clinics in operation, respectively.

•	Franchise fees decreased due to the timing of franchise clinic openings and license terminations. In the three months ended March 31, 2017 and 2016, we recognized revenue from 12 clinic openings and 14 clinic openings, respectively. In addition, in the three months ended March 31, 2016 we recognized revenue for three franchise license terminations.

•	Regional developer fees decreased due to the timing of clinic openings in regional developer territories and the timing of transfer fees. We had eight and nine clinics open in RD territories during the three months ended March 31, 2017 and 2016, respectively.

•	IT related income and software fees increased due to an increase in our franchise clinic base as described above.

Cost of Revenues	2017	2016	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$742,104	$739,963	$2,141	0.3%

For the three months ended March 31, 2017, as compared with the same period last year, the total cost of revenues increased slightly due to $67,000 fewer regional developer commissions recognized in conjunction with franchise openings in the period as compared to the same prior year period, offset by an increase in regional developer royalties of $74,000 triggered by an increase of royalty revenues of approximately 25% as compared to the same quarter in the prior year.

Selling and Marketing Expenses

Selling and Marketing Expenses	2017	2016	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$958,706	$738,683	$220,023	29.8%

Selling and marketing expenses increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due to the timing of national marketing fund expenditures.

Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2017	2016	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$577,987	$575,544	$2,443	0.4%

Depreciation and amortization expenses increased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to property and equipment additions related to the launch of certain internally developed software during the current period.

General and Administrative Expenses

General and Administrative Expenses	2017	2016	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$4,564,079	$5,692,056	$(1,127,977)	(19.8)%

General and administrative expenses decreased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to the following:

•	A decrease of approximately $0.4 million in payroll related expenses from our corporate overhead;

•	A decrease of approximately $0.2 million in legal and accounting related expenses from our corporate overhead; and
•	A decrease of approximately $0.4 million of other miscellaneous expenses as a result of reduced headcount from the sale or closure of company-owned or managed clinics in the Chicago and New York areas.

Loss from Operations - Three Months Ended March 31, 2017

Profit (Loss) from Operations	2017	2016	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$(1,586,990)	$(3,481,210)	$1,894,220	(54.4)%

Consolidated Results

Consolidated loss from operations decreased by $1.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily driven by the $1.1 million decrease in operating loss in the corporate clinic segment, discussed below; decrease in corporate general and administrative expenses of $0.4 million; and increased net income from franchised operations of $0.4 million, discussed below.

Franchise Operations

Our franchise operations segment had net income from operations of $1.4 million for the three months ended March 31, 2017, an increase of $0.4 million, compared to net income from operations of $1.0 million for the same period ended March 31, 2016. This increase was primarily due to:

•	An increase of approximately $0.2 million in total revenues (net of national marketing fund contributions), due primarily to an approximately 25% increase in franchise royalty revenues; and

•	A decrease of approximately $0.1 million in general and administrative expenses.

Corporate Clinics

Our corporate clinics segment (i.e., company-owned or managed clinics) had a loss from operations of $0.6 million for the three months ended March 31, 2017, a decrease of $1.1 million compared to a loss from operations of $1.7 million for the same period last year. This decrease was primarily due to:

•	An increase in revenues of approximately $0.8 million from company-owned or managed clinics;

•	A decrease of approximately $0.2 million of payroll and travel related expense due to decreased headcount from the sale or closure of company-owned or managed clinics;

•	A decrease of approximately $0.1 million in selling and marketing expenses due to the sale or closure of company-owned or managed clinics;

•	A decrease of approximately $0.1 million in depreciation and amortization related to the sale or closure of company-owned or managed clinics; and

•	Offset by a $0.4 million loss on disposition or impairment for the portfolio of clinics in Illinois and New York where we recognized a lease exit liability for certain abandoned leases during the three months ended March 31, 2017.

Liquidity and Capital Resources

Sources of Liquidity

We have used a significant amount of the net proceeds from our public offerings for the development of company-owned or managed clinics.  We accomplished this by developing new clinics and by repurchasing existing franchises. In addition, we have used proceeds from our offerings to repurchase existing regional developer licenses, to continue to expand our franchised clinic business and for general business purposes.  We are holding the remaining net proceeds in cash or short-term bank deposits.

As of March 31, 2017, we had cash and short-term bank deposits of approximately $2.7 million. To preserve cash, we will not proactively pursue the addition of any company-owned or managed clinics during the 2017 fiscal year. In addition, our tactical decisions made with respect to the clinics in Chicago and New York in January, 2017, as well as expected cash infusion from the sale of regional developer territories, has significantly reduced our estimated net cash usage for 2017 to approximately $2.0 million. Cash used in 2016 included expenditures for the acquisition or development of 14 company-owned or managed clinics and working capital losses in the Chicago and New York markets of approximately $2.8 million. As we have no current plan to acquire or develop company-owned or managed clinics during 2017, and have sold or closed 14 clinics in the Chicago and New York markets, our projected use of cash in 2017 is significantly lower than in 2016.

In January, 2017, we executed a Credit and Security Agreement which provided a credit facility of up to $5.0 million. We have drawn $1.0 million under the credit facility. See Note 6 to our consolidated financial statements included in this report for additional discussion of the credit facility.

Analysis of Cash Flows

Net cash used in operating activities decreased by $4,503,012 to $1,256,716 for the three months ended March 31, 2017, compared to $5,759,728 for the three months ended March 31, 2016. The decrease in cash used in operating activities was attributable primarily to decreased expenses caused by decreased operating losses and working capital requirements of our company-owned or managed clinics.

Net cash used in investing activities was $29,317 and $545,684 for the three months ended March 31, 2017, and 2016, respectively.  For the three months ended March 31, 2017, this includes purchases of fixed assets of $39,325 and payments received on notes receivable of $10,008. For the three months ended March 31, 2016, this includes the purchase of regional developer rights of $275,000, purchases of fixed assets of $287,942 and payments received on notes receivable of $17,258.

Net cash provided by (used in) financing activities was $952,777 and $(119,942) for the three months ended March 31, 2017, and 2016, respectively. For the three months ended March 31, 2017, this includes borrowings of $1,000,000 on our revolving line of credit, $116,277 from the exercise of stock options and $163,500 from repayments on notes payable. For the three months ended March 31, 2016, this includes repayments on notes payable of $120,500 and offering costs adjustment of $1,042, partially offset by proceeds from exercise of stock options of $1,600.

Recent Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is party to litigation from time to time.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K for the year ended December 31, 2016.

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

THE JOINT CORP.

Dated: May 12, 2017	By:	/s/ Peter D. Holt
Peter D. Holt
President and Chief Executive Officer
(Principal Executive Officer )

Dated: May 12, 2017	By:	/s/ John P. Meloun
John P. Meloun
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Credit and Security Agreement dated as of January 3, 2017 by and between The Joint Corp., a Delaware corporation, and Tower 7 Partnership LLC, an Ohio limited liability company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on 1/9/17, file no. 001-36274).

10.2	Revolving Credit Note, dated January 3, 2017, by The Joint Corp. in favor of Tower 7 Partnership LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on 1/9/17, file no. 001-36274).

10.3#	Amended and Restated Employment Agreement dated January 3, 2017 between The Joint Corp., a Delaware corporation, and Peter Holt (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on 1/9/17, file no. 001-36274).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).

32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 __________________

 #Management contract or compensatory plan or arrangement.

