Form 10-Q
period 2017-06-30
JOINT Corp
filed 2017-08-11
CIK 1612630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, the registrant had 13,178,540 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,046,777	$3,009,864
Restricted cash	280,414	334,394
Accounts receivable, net	1,135,574	1,021,733
Income taxes receivable	3,054	42,014
Notes receivable - current portion	53,475	40,826
Deferred franchise costs - current portion	516,981	748,300
Prepaid expenses and other current assets	557,246	499,525
Total current assets	5,593,521	5,696,656
Property and equipment, net	4,071,501	4,724,706
Notes receivable, net of current portion	148,525	-
Deferred franchise costs, net of current portion	887,900	836,350
Intangible assets, net	2,017,169	2,338,922
Goodwill	2,750,338	2,750,338
Deposits and other assets	657,202	707,889
Total assets	$16,126,156	$17,054,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$971,326	$1,054,946
Accrued expenses	267,425	299,997
Co-op funds liability	82,583	73,246
Payroll liabilities	609,544	750,421
Notes payable - current portion	100,000	331,500
Deferred rent - current portion	146,618	215,450
Deferred revenue - current portion	2,360,516	3,077,430
Other current liabilities	52,071	60,894
Total current liabilities	4,590,083	5,863,884
Revolving credit - notes payable	1,000,000	-
Deferred rent, net of current portion	875,845	1,400,790
Deferred revenue, net of current portion	3,876,388	2,231,712
Deferred tax liability	176,032	120,700
Other liabilities	1,030,003	512,362
Total liabilities	11,548,351	10,129,448
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of June 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,461,044 shares issued and 13,164,540 shares outstanding as of June 30, 2017 and 13,317,393 shares issued and 13,020,889 outstanding as of December 31, 2016	13,461	13,317
Additional paid-in capital	36,709,063	36,398,588
Treasury stock, at cost, 296,504 shares as of June 30, 2017 and December 31, 2016	(503,118)	(503,118)
Accumulated deficit	(31,641,601)	(28,983,374)
Total stockholders' equity	4,577,805	6,925,413
Total liabilities and stockholders' equity	$16,126,156	$17,054,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Revenues and management fees from company clinics	$2,707,458	$2,137,252	$5,223,059	$3,795,805
Royalty fees	1,854,087	1,428,548	3,560,160	2,797,379
Franchise fees	357,600	524,209	807,100	1,039,009
Advertising fund revenue	621,578	356,580	1,220,014	622,301
IT related income and software fees	282,525	229,400	549,538	450,534
Regional developer fees	119,733	225,080	196,629	372,617
Other revenues	71,827	72,972	132,165	161,432
Total revenues	6,014,808	4,974,041	11,688,665	9,239,077
Cost of revenues:
Franchise cost of revenues	704,767	668,851	1,388,010	1,363,586
IT cost of revenues	65,452	58,888	124,313	104,116
Total cost of revenues	770,219	727,739	1,512,323	1,467,702
Selling and marketing expenses	1,058,224	1,174,178	2,016,930	1,912,861
Depreciation and amortization	503,226	637,115	1,081,212	1,212,659
General and administrative expenses	4,667,688	5,621,771	9,231,768	11,313,826
Total selling, general and administrative expenses	6,229,138	7,433,064	12,329,910	14,439,346
Loss on disposition or impairment	-	-	417,971	-
Loss from operations	(984,549)	(3,186,762)	(2,571,539)	(6,667,971)

Other (expense) income, net	(24,030)	(1,150)	(43,496)	(677)
Loss before income tax expense	(1,008,579)	(3,187,912)	(2,615,035)	(6,668,648)

Income tax expense	(2,583)	(73,470)	(43,192)	(117,867)

Net loss and comprehensive loss	$(1,011,162)	$(3,261,382)	$(2,658,227)	$(6,786,515)

Loss per share:
Basic and diluted loss per share	$(0.08)	$(0.26)	$(0.20)	$(0.54)

Basic and diluted weighted average shares	13,127,255	12,672,974	13,085,159	12,620,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,658,227)	$(6,786,515)
Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery) provision for bad debts	-	(10,830)
Regional developer fees recognized upon acquisition of development rights	-	(138,500)
Net franchise fees recognized upon termination of franchise agreements	(31,200)	(184,159)
Depreciation and amortization	1,081,212	1,212,659
Loss on disposition or impairment of assets	417,971	-
Deferred income taxes	55,332	-
Stock based compensation expense	227,121	757,394
Changes in operating assets and liabilities:
Restricted cash	53,980	(179,893)
Accounts receivable	(161,302)	(1,053,714)
Income taxes receivable	38,960	32,167
Prepaid expenses and other current assets	(57,721)	6,338
Deferred franchise costs	164,469	211,650
Deposits and other assets	50,687	12,637
Accounts payable	(83,620)	(1,120,615)
Accrued expenses	(32,572)	(268,436)
Co-op funds liability	9,337	(96,715)
Payroll liabilities	(140,877)	(954,687)
Other liabilities	(112,278)	44,826
Deferred rent	(343,191)	877,156
Deferred revenue	787,262	(416,001)
Net cash used in operating activities	(734,657)	(8,055,238)

Cash flows from investing activities:
Cash paid for acquisitions	-	(811,451)
Reacquisition and termination of regional developer rights	-	(325,000)
Purchase of property and equipment	(106,254)	(1,341,402)
Payments received on notes receivable	25,826	11,904
Net cash used in investing activities	(80,428)	(2,465,949)

Cash flows from financing activities:
Borrowings on revolving credit note payable	1,000,000	-
Issuance of common stock, offering costs adjustment	-	(1,042)
Proceeds from exercise of stock options	83,498	65,592
Repayments on notes payable	(231,500)	(217,450)
Net cash provided by (used in) financing activities	851,998	(152,900)

Net increase (decrease) in cash	36,913	(10,674,087)
Cash at beginning of period	3,009,864	16,792,850
Cash at end of period	$3,046,777	$6,118,763

During the six months ended June 30, 2017 and 2016, cash paid for income taxes was $22,838 and $0, respectively. During the six months ended June 30, 2017 and 2016, cash paid for interest was $56,993 and $3,550, respectively.

Supplemental disclosure of non-cash activity:

As of June 30, 2016, we had property and equipment purchases of $258,696 which were included in accounts payable.

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

In connection with our reacquisition and termination of regional developer rights during the six months ended June 30, 2016, we had deferred revenue of $224,750, representing license fees collected upon the execution of the regional developer agreements.  In accordance with ASC-952-605, we netted these amounts against the aggregate purchase price of the acquisitions (Note 2).

In connection with our sale of the regional developer territory in Central Florida, we issued a note receivable in the amount of $187,000 with revenue to be recognized over the anticipated number of clinics to be opened in that territory.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”) and its wholly owned subsidiary The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary consolidated financial statements and the notes thereto as set forth in The Joint Corp.’s Form 10-K, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position on a consolidated basis and the consolidated results of operations and cash flows for the interim periods presented. The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended June 30, 2017 and 2016 is unaudited.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of The Joint Corp. and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented.

All significant intercompany accounts and transactions between The Joint Corp. and its subsidiary have been eliminated in consolidation. Certain balances were reclassified from general and administrative expenses to other (expense) income, net for the three and six months ended June 30, 2016 to conform to current year presentation.

Comprehensive Loss

Net loss and comprehensive loss are the same for the three and six months ended June 30, 2017 and 2016.

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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
Franchised clinics:	2017	2016	2017	2016
Clinics open at beginning of period	326	277	309	265
Opened or purchased during the period	11	11	29	25
Acquired during the period	-	(6)	-	(6)
Closed during the period	(1)	(2)	(2)	(4)
Clinics in operation at the end of the period	336	280	336	280

	Three Months Ended June 30,		Six Months Ended June 30,
Company-owned or managed clinics:	2017	2016	2017	2016
Clinics open at beginning of period	47	54	61	47
Opened during the period	-	1	-	8
Acquired during the period	-	6	-	6
Closed or sold during the period	-	-	(14)	-
Clinics in operation at the end of the period	47	61	47	61

Total clinics in operation at the end of the period	383	341	383	341

Clinics licenses sold but not yet developed	109	134	109	134

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

Certain states in which the Company manages clinics regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. Such PCs are VIEs. In these states, the Company has entered into management services agreements with such PCs under which the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice.  The Company has analyzed its relationship with the PCs and has determined that the Company does not have the power to direct the activities of the PCs. As such, the activities of the PCs are not included in the Company’s condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of June 30, 2017 and December 31, 2016.

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

Concentrations of Credit Risk

From time to time, the Company grants credit in the normal course of business to franchisees and PCs related to the collection of royalties and other operating revenues. The Company periodically performs credit analysis and monitors the financial condition of the franchisees and PCs to reduce credit risk. As of June 30, 2017, and December 31, 2016, three PC entities and five franchisees represented 21% and 24%, respectively, of outstanding accounts receivable. The Company did not have any customers that represented greater than 10% of its revenues during the three or six months ended June 30, 2017 and 2016.

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees and royalty fees, working capital advances due from PCs, and tenant improvement allowances due from landlords. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2017, and December 31, 2016, the Company had an allowance for doubtful accounts of $131,830.

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

Software Developed

The Company capitalizes certain software development costs. These capitalized costs are primarily related to proprietary software used by clinics for operations and by the Company for the management of operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized as assets in progress until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Software developed is recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally five years.

Intangible Assets

Intangible assets consist primarily of re-acquired franchise and regional developer rights and customer relationships.  The Company amortizes the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which range from six to eight years. In the case of regional developer rights, the Company amortizes the acquired regional developer rights over seven years. The fair value of customer relationships is amortized over their estimated useful life of two years.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the six months ended June 30, 2017 and 2016.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments of long-lived assets were recorded for the six months ended June 30, 2017 and 2016.

Advertising Fund

The Company has established an advertising fund for national/regional marketing and advertising of services offered by its clinics. The monthly marketing fee is 2% of clinic sales. The Company segregates the marketing funds collected which are included in restricted cash on its condensed consolidated balance sheets. As amounts are expended from the fund, the Company recognizes advertising fund revenue and a related expense. Amounts collected in excess of marketing expenditures are included in restricted cash on the Company’s condensed consolidated balance sheets.

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

As of June 30, 2017, the Company maintained a lease exit liability of approximately $0.9 million classified in other liabilities on its condensed consolidated balance sheets related to remaining operating leases that will no longer provide economic benefit to the Company, net of estimated sublease income.

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

Regional Developer Fees. During 2011, the Company established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under the historical program, regional developers paid a license fee ranging from $7,250 to 25% of the then current franchise fee for each franchise they received the right to develop within the region. In 2017, the program was revised to grant exclusive geographical territory and establish a minimum development obligation within that defined territory. Regional developers receive fees ranging from $14,500 to $19,950 which are collected from franchisees upon the sale of franchises within their region and a royalty of 3% of sales generated by franchised clinics in their region. Regional developer fees paid to the Company are nonrefundable and are recognized as revenue when the Company has performed substantially all initial services required by the regional developer agreement, which generally is considered to be upon the opening of each franchised clinic. Accordingly, revenue is recognized on a pro-rata basis determined by the number of franchised clinics to be opened in the area covered by the regional developer agreement. Upon the execution of a regional developer agreement, the Company estimates the number of franchised clinics to be opened, which is typically consistent with the contracted minimum. The Company reassesses the number of clinics expected to be opened as the regional developer performs under its regional developer agreement. When a material change to the original estimate becomes apparent, the amount of revenue to be recognized per clinic is revised on a prospective basis, and the unrecognized fees are allocated among, and recognized as revenue upon the opening of, the expected remaining unopened franchised clinics within the region. The franchisor’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. Several of the regional developer agreements grant the Company the option to repurchase the regional developer’s license.

For the six months ended June 30, 2017, the Company entered into five regional development agreements for which it received approximately $1.3 million, which was deferred as of the respective transaction dates and will be recognized on a pro-rata basis over the estimated number of franchised clinics to be opened in the respective regions. Certain of these regional development agreements resulted in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is being recognized over the remaining life of the respective franchise agreements.

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

IT Related Income and Software Fees.  The Company collects a monthly fee for use of its proprietary chiropractic software, computer support, and internet services support. These fees are recognized on a monthly basis as services are provided. IT related revenue represents a flat fee to purchase a clinic’s computer equipment, operating software, preinstalled chiropractic system software, key card scanner (patient identification card), credit card scanner and credit card receipt printer. These fees are recognized as revenue upon receipt of equipment by the franchisee.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $359,997 and $646,411 for the three and six months ended June 30, 2017, respectively.  Advertising expenses were $747,797 and $1,169,895 for the three and six months ended June 30, 2016, respectively.

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

At June 30, 2017 and December 31, 2016, the Company maintained a liability for income taxes for uncertain tax positions of approximately $8,000 and $40,000, respectively, of which $1,000 and $27,000, respectively, represent penalties and interest and are recorded in the “other liabilities” section of the accompanying condensed consolidated balance sheets. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The Company’s tax returns for tax years subject to examination by tax authorities include 2012 through the current period for state and 2013 through the current period for federal reporting purposes.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock and stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(1,011,162)	$(3,261,382)	$(2,658,227)	$(6,786,515)

Weighted average common shares outstanding - basic	13,127,255	12,672,974	13,085,159	12,620,438
Effect of dilutive securities:
Stock options	-	-	-	-
Weighted average common shares outstanding - diluted	13,127,255	12,672,974	13,085,159	12,620,438

Basic and diluted loss per share	$(0.08)	$(0.26)	$(0.20)	$(0.54)

The following table summarizes the potential shares of common stock that were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unvested restricted stock	65,700	151,806	65,700	151,806
Stock options	1,044,286	787,955	1,044,286	787,955
Warrants	90,000	90,000	90,000	90,000

Stock-Based Compensation

The Company accounts for share-based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. The Company determines the estimated grant-date fair value of restricted shares using quoted market prices and the grant-date fair value of stock options using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including the estimated fair value of underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company recognizes compensation costs ratably over the period of service using the straight-line method.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2018. The Company has performed a preliminary review of ASU 2014-09 and does not expect the adoption of ASU 2014-09 to have a material impact on its revenues and management fees from company clinics or franchise royalty revenues, which are based on a percent of sales. We expect the adoption of Topic 606 to impact our accounting for initial franchise fees and regional developer fees. Currently, we recognize revenue from initial franchise fees and regional developer fees upon the opening of a franchised clinic when we have performed all of our material obligations and initial services under the respective agreements. Upon the adoption of Topic 606, we expect to recognize the revenue related to initial franchise fees and regional developer fees over the term of the related franchise agreement or regional developer agreement. We are in the process of implementing this standard, and we have drafted certain accounting policies. We will be finalizing accounting policies, selecting our transition method, quantifying the impact of adopting this standard, and designing internal controls during the second half of the year ending December 31, 2017. We are currently unable to estimate the impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The ASU requires that substantially all operating leases be recognized as assets and liabilities on the Company’s balance sheet, which is a significant departure from the current standard, which classifies operating leases as off balance sheet transactions and accounts for only the current year operating lease expense in the statement of operations. The right to use the leased property is to be capitalized as an asset and the expected lease payments over the life of the lease will be accounted for as a liability. The effective date is for fiscal years beginning after December 31, 2018. While the Company has not yet quantified the impact that this standard will have on its financial statements, it will result in a significant increase in the assets and liabilities reflected on the Company’s balance sheet and in the interest expense and depreciation and amortization expense reflected in its statement of operations, while reducing the amount of rent expense. This could potentially decrease the Company’s reported net income.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This update simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. This update is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on the Company's consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”,to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718.The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this standard will have on the Company's consolidated financial statements and related disclosures.

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

The Company incurred approximately $49,000 of transaction costs related to these acquisitions for the six months ended June 30, 2016 which are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three and six months ended June 30, 2017 and 2016 as if the acquisitions in 2016 had been completed on January 1, 2016.

	Pro Forma for the Three Months Ended		Pro Forma for the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues, net	-	$4,954,003	-	$9,219,436
Net loss	-	$(3,224,469)	-	$(6,728,596)

This selected unaudited pro forma condensed consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2016 and 2017 prior to the acquisitions is included based on prior accounting records maintained by the acquired companies. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisitions. For 2016, this information includes actual data recorded in the Company’s condensed consolidated financial statements for the period subsequent to the date of the acquisitions. The Company’s condensed consolidated statement of operations for the three months ended June 30, 2016 includes net revenue and net income of approximately $1.9 million and $0.3 million, respectively, attributable to the acquisitions. The Company’s condensed consolidated statement of operations for the six months ended June 30, 2016 includes net revenue and net income of approximately $3.5 million and $0.4 million, respectively, attributable to the acquisitions.

The pro forma amounts included in the table above reflect the application of accounting policies and adjustment of the results of the clinics to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from January 1, 2016, together with the consequential tax impacts.

Note 3: Notes Receivable

Effective July 2012, the Company sold a company-owned clinic, including the license agreement, equipment, and customer base, in exchange for a $90,000 unsecured promissory note. The note bore interest at 6% per annum for fifty-four months and required monthly principal and interest payments over forty-two months, beginning on August 2013. The note matured in January 2017 and was paid in full upon maturity.

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

Effective April 29, 2017, the Company entered into a regional developer agreement for certain territories in the state of Florida in exchange for $320,000, of which $187,000 was funded through a promissory note. The note bears interest at 10% per annum for 42 months and requires monthly principal and interest payments over 36 months, beginning November 1, 2017 and maturing on October 1, 2020.

The net outstanding balance of the notes as of June 30, 2017 and December 31, 2016 were $202,000 and $40,826, respectively.

Note 4: Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2017	2016

Office and computer equipment	$1,109,710	$1,083,039
Leasehold improvements	5,097,649	5,085,366
Software developed	1,048,697	891,192
	7,256,056	7,059,597
Accumulated depreciation	(3,324,119)	(2,566,172)
	3,931,937	4,493,425
Construction in progress	139,564	231,281
	$4,071,501	$4,724,706

Depreciation expense was $356,329 and $759,459 for the three and six months ended June 30, 2017, respectively. Depreciation expense was $462,233 and $864,100 for the three and six months ended June 30, 2016, respectively.

In December 2016, the Company determined that 14 clinics from its Corporate Clinics segment met the criteria for classification as held for sale. Accordingly, in December 2016, the Company recognized a $2.4 million impairment charge to lower the carrying costs of the property and equipment to its estimated fair value less cost to sell which was recorded in the loss on disposition or impairment line of the 2016 consolidated statement of operations. The Company completed the sale of the property in the first quarter of 2017 for nominal consideration.

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

As of June 30, 2017, and December 31, 2016, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.

Note 6: Intangible Assets

Intangible assets consist of the following:

	As of June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,673,000	$534,316	$1,138,684
Customer relationships	701,000	624,167	76,833
Reacquired development rights	1,162,000	360,348	801,652
	$3,536,000	$1,518,831	$2,017,169

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,673,000	$410,688	$1,262,312
Customer relationships	701,000	509,042	191,958
Reacquired development rights	1,162,000	277,348	884,652
	$3,536,000	$1,197,078	$2,338,922

Amortization expense was $146,897 and $321,753 for the three and six months ended June 30, 2017, respectively. Amortization expense was $174,882 and $348,559 for the three and six months ended June 30, 2016, respectively.

Estimated amortization expense for 2017 and subsequent years is as follows:

2017 (remaining)	$257,128
2018	439,589
2019	413,256
2020	413,256
2021	348,034
Thereafter	145,906
Total	$2,017,169

Note 7: Debt

Notes Payable

During 2015, the Company delivered 12 notes payable totaling $800,350 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates range from 1.5% to 5.25% with maturities through February 2017.

During 2016, the Company delivered two notes payable totaling $186,000 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates for both notes are 4.25% with maturities through May 2017.

Maturities of notes payable are as follows as of June 30, 2017:

2017 (remaining)	$100,000
Thereafter	-
Total	$100,000

Credit and Security Agreement

On January 3, 2017, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) and signed a revolving credit note payable to the lender. Under the Credit Agreement, the Company is able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans is at a rate equal to 10% per annum, provided that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest is due and payable on the last day of each fiscal quarter in an amount determined by the Company, but not less than $25,000. The lender’s lending commitments under the Credit Agreement terminate in December 2019, unless sooner terminated in accordance with the provisions of the Credit Agreement. The Credit Agreement is collateralized by the assets in our company-owned or managed clinics. The Company intends to use the credit facility for general working capital needs. As of June 30, 2017, the Company had drawn $1,000,000 of the $5,000,000 available under the Credit Agreement.

Note 8: Equity

Stock Options

In the six months ended June 30, 2017, the Company granted 190,286 stock options to employees with exercise prices ranging from $2.65 - $3.88.

Upon the completion of the Company’s IPO in November 2014, its stock trading price became the basis of fair value of its common stock used in determining the value of share-based awards. To the extent the value of the Company’s share-based awards involves a measure of volatility, it will rely upon the volatilities from publicly traded companies with similar business models until its common stock has accumulated enough trading history for it to utilize its own historical volatility. The expected life of the options granted is based on the average of the vesting term and the contractual term of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury 10-year yield curve in effect at the date of the grant.

The Company has computed the fair value of all options granted during the six months ended June 30, 2017 and 2016, using the following assumptions:

	Six Months Ended June 30,
	2017			2016
Expected volatility		42%		44%	-	45%
Expected dividends		None			None
Expected term (years)	5.5	-	7		7
Risk-free rate	1.98%	to	2.14%	1.47%	to	1.68%
Forfeiture rate		20%		2	0%

The information below summarizes the stock options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2016	953,075	$3.66	$1.86	6.9
Granted at market price	190,286	3.69
Exercised	(69,581)	1.20
Cancelled	(29,494)	5.25
Outstanding at June 30, 2017	1,044,286	$3.78	$1.77	7.4
Exercisable at June 30, 2017	347,119	$4.54	$2.26	4.8

The intrinsic value of the Company’s stock options outstanding was $761,049 at June 30, 2017.

For the three and six months ended June 30, 2017, stock-based compensation expense for stock options was $84,845 and $135,883, respectively.  For the three and six months ended June 30, 2016, stock-based compensation expense for stock options was $171,152 and $338,911, respectively. Unrecognized stock-based compensation expense for stock options as of June 30, 2017 was $835,077, which is expected to be recognized ratably over the next 2.4 years.

Restricted Stock

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Outstanding at December 31, 2016	92,415
Awards granted	59,700
Awards vested	(74,070)
Awards forfeited	(12,345)
Outstanding at June 30, 2017	65,700

For the three and six months ended June 30, 2017, stock-based compensation expense for restricted stock was $47,211 and $91,238, respectively. For the three and six months ended June 30, 2016, stock-based compensation expense for restricted stock was $391,373 and $418,483, respectively. Unrecognized stock based compensation expense for restricted stock awards as of June 30, 2017 was $266,652 to be recognized ratably over the next 1.1 years.

Treasury Stock

In December 2013, the Company exercised its right of first refusal under the terms of a Stockholders Agreement dated March 10, 2010 to repurchase 534,000 shares of the Company’s common stock. The shares were purchased for $0.45 per share or $240,000 in cash along with the issuance of an option to repurchase the 534,000 shares. The repurchased shares were recorded as treasury stock, at cost in the amount of $791,638, and were available for general corporate purposes. The option is classified in equity as it is considered indexed to the Company’s stock and meets the criteria for classification in equity.  The option was granted to the seller for a term of 8 years.  The option contained the following exercise prices:

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

During December 2016, the option holder partially exercised the call option and purchased 250,872 shares at a total repurchase price of $210,000. The Company reduced the cost of treasury shares by approximately $113,000 related to the transaction, reduced the value of the option by approximately $259,000, and reduced additional paid-in-capital by approximately $162,000.

Note 9: Income Taxes

For the three and six months ended June 30, 2017, the Company recorded income tax expense of approximately $3,000 and $43,000, respectively, with the difference due to state tax expense and a valuation allowance on the Company's deferred tax assets and the impact of certain permanent differences on taxable income.

For the three and six months ended June 30, 2016, the Company recorded income tax expense of approximately $73,000 and $118,000, respectively, due to a revised estimate for the valuation allowance on the company’s deferred tax assets, as well as state tax expense as a result of current year state income taxes and a lower estimate of income tax refunds available through net operating loss (NOL) carrybacks.

Note 10: Related Party Transactions

The Company entered into consulting and legal agreements with certain common stockholders related to services performed for the operations and transaction related activities of the Company. Amounts paid to or for the benefit of these stockholders was approximately $61,000 and $113,000 for the three and six months ended June 30, 2017, respectively. Amounts paid to or for the benefit of these stockholders was approximately $118,000 and $310,000 for the three and six months ended June 30, 2016, respectively.

Note 11:  Commitments and Contingencies

Operating Leases

The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio.

Total rent expense for the three and six months ended June 30, 2017 was $681,792 and $1,426,086, respectively. Total rent expense for the three and six months ended June 30, 2016 was $854,516 and $1,607,011, respectively.

Future minimum annual lease payments are as follows:

2017 (remaining)	$1,208,815
2018	1,880,961
2019	1,561,417
2020	1,289,964
2021	1,147,912
2022	1,039,682
Thereafter	2,890,000
Total	$11,018,751

Note 12: Segment Reporting

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.

The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of June 30, 2017, the Company operated or managed 47 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of June 30, 2017, the franchise system consisted of 336 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for the Company’s two operating business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Corporate clinics	$2,680	$2,137	$5,176	$3,796
Franchise operations	3,335	2,837	6,513	5,443
Total revenues	$6,015	$4,974	$11,689	$9,239

Segment operating income (loss):
Corporate clinics	$(438)	$(1,647)	$(1,037)	$(3,336)
Franchise operations	1,456	1,013	2,807	2,002
Total segment operating income (loss)	$1,018	$(634)	$1,770	$(1,334)

Depreciation and amortization:
Corporate clinics	$400	$534	$843	$1,026
Franchise operations	-	-	-	-
Corporate administration	103	103	238	187
Total depreciation and amortization	$503	$637	$1,081	$1,213

Reconciliation of total segment operating income (loss) to consolidated earnings (loss) before income taxes:
Total segment operating income (loss)	$1,018	$(634)	$1,770	$(1,334)
Unallocated corporate	(2,003)	(2,553)	(4,342)	(5,334)
Consolidated loss from operations	(985)	(3,187)	(2,572)	(6,668)
Other (expense) income, net	(24)	(1)	(43)	(1)
Loss before income tax expense	$(1,009)	$(3,188)	$(2,615)	$(6,669)

	June 30, 2017	December 31, 2016
Segment assets:
Corporate clinics	$9,705	$10,481
Franchise operations	1,907	2,003
Total segment assets	$11,612	$12,484

Unallocated cash and cash equivalents and restricted cash	$3,327	$3,344
Unallocated property and equipment	633	781
Other unallocated assets	554	446
Total assets	$16,126	$17,055

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Item 1A of our Form 10-K for the year ended December 31, 2016. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risks and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	we may not be able to successfully implement our growth strategy if we or our franchisees are unable to locate and secure appropriate sites for clinic locations, obtain favorable lease terms, and attract patients to our clinics;

•	we have limited experience operating company-owned or managed clinics, and we may not be able to duplicate the success of some of our franchisees, and in the case of certain company-owned or managed clinics that we have closed or may close, we were not able to duplicate the success of our most successful franchisees;

•	we may not be able to continue to sell franchises to qualified franchisees;

•	we may not be able to identify, recruit and train enough qualified chiropractors to staff our clinics;

•	new clinics may not be profitable, and we may not be able to maintain or improve revenues and franchise fees from existing franchised clinics;

•	we may not be able to acquire operating clinics from existing franchisees or develop company-owned or managed clinics on attractive terms;

•	any acquisitions that we make could disrupt our business and harm our financial condition;

•	the chiropractic industry is highly competitive, with many well-established competitors, which could prevent us from increasing our market share or result in reduction in our market share;

•	recent administrative actions and rulings regarding the corporate practice of medicine and joint employer responsibility may jeopardize our business model;

•	we may face negative publicity or damage to our reputation, which could arise from concerns expressed by opponents of chiropractic and by chiropractors operating under traditional service models;

•	legislation, regulations, as well as new medical procedures and techniques could reduce or eliminate our competitive advantages; and

•	we face increased costs as a result of being a public company.

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

Key Clinic Development Trends.   Our current growth strategy is to grow through the sale and development of additional franchises and regional developer territories and to foster the growth of acquired and developed clinics that are owned and managed by us. In the six months ended June 30, 2017, we added a net 27 franchised clinics and closed or sold 14 company-owned or managed clinics in the Chicago area and in Upstate New York as part of our plan to improve cash usage and progress toward profitability. This brought the total number of clinics to 383 as of June 30, 2017, up from 370 total clinics at December 31, 2016, and 341 at June 30, 2016.

We recognize the critical importance of preserving cash and strengthening clinics we have already developed. Therefore, we will not actively pursue the addition of company-owned or managed clinics during the 2017 fiscal year, but will address strategic opportunities as they present themselves. Scaling back the launch of company-owned or managed clinics will allow us to continue to focus on growing gross sales, streamlining operations across all company-owned or managed clinics and expanding franchise development. During the first half of 2017, our company-owned or managed clinics continued to demonstrate improved performance. As of June 30, 2017, we had 47 company-owned or managed clinics which represented 12% of the clinic portfolio, as compared to 61, or 18% of the clinic portfolio, at the same point of the previous year.

Recent Developments

In January 2017, we entered into a Credit and Security Agreement (the “Credit Agreement”) and signed a revolving credit note payable to the lender. Under the Credit Agreement, we are able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans is at a rate equal to 10% per annum, provided, however, that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest is due and payable on the last day of each fiscal quarter in an amount determined by us, but not less than $25,000. The lender’s lending commitments under the Credit Agreement terminate in December 2019, unless sooner terminated in accordance with the provisions of the Credit Agreement. We intend to use the credit facility for general working capital needs. We have drawn $1,000,000 of the $5,000,000 available under the Credit Agreement.

In January 2017, we sold the assets of six of our 11 clinics in the Chicago area for a nominal amount to a limited liability company that includes existing franchisees. The purchaser operates the clinics as franchised locations pursuant to a franchise agreement. Concurrently, we sold regional developer rights to the Chicago area to the purchaser of our six Chicago clinics for $300,000. Pursuant to the regional developer agreement, the developer has agreed to open a minimum of 30 Chicago area clinics over the next 10 years, with plans to open five to 10 clinics over the next 18 months. We have closed the remaining five Chicago-area clinics, as well as three Company-managed clinics in upstate New York. We recognized an additional lease exit liability in the first quarter of 2017 of $739,000 related to these closures. These assets were designated as held for sale as of December 31, 2016, and we recognized a loss on disposition or impairment of approximately $3.5 million. We made these tactical decisions in the 4th quarter of 2016 to reduce our current cash usage, allowing us to focus on accelerating the point at which we believe we will achieve cash-flow breakeven.

In addition to the Chicago regional developer rights discussed above, during the first quarter of 2017, we sold regional developer territories for Philadelphia and Washington State for a total, including the Chicago area, of approximately $0.7 million. Their combined development schedule requires the opening and operating of a minimum of 70 clinics over the next ten years. The revenues related to these sales will be recognized over the estimated number of franchised clinics to be opened in the respective territories.

During the three months ended June 30, 2017, we sold two regional developer territories for Central Florida and Ohio for a total of $620,000.  Their combined development schedule requires the opening and operating of a minimum of 68 new clinics (34 in each territory) over the next 10 years.

During the three months ended June 30, 2017, we terminated one franchise license that was in default of various obligations under its franchise agreement. In conjunction with this termination, during the three months ended June 30, 2017, we recognized $46,500 of revenue and $15,300 of costs, which were previously deferred.

Factors Affecting Our Performance

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic openings, markets in which they operate and related expenses, general economic conditions, consumer confidence in the economy, consumer preferences, and competitive factors.

Significant Accounting Polices and Estimates

There were no additional changes in our significant accounting policies and estimates during the six months ended June 30, 2017 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.

Total Revenues – Three Months Ended June 30, 2017

Components of revenues for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, are as follows:

	Three Months Ended
	June 30,
	2017	2016	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$2,707,458	$2,137,252	$570,206	26.7%
Royalty fees	1,854,087	1,428,548	425,539	29.8%
Franchise fees	357,600	524,209	(166,609)	(31.8)%
Advertising fund revenue	621,578	356,580	264,998	74.3%
IT related income and software fees	282,525	229,400	53,125	23.2%
Regional developer fees	119,733	225,080	(105,347)	(46.8)%
Other revenues	71,827	72,972	(1,145)	(1.6)%

Total revenues	$6,014,808	$4,974,041	$1,040,767	20.9%

The reasons for the significant changes in our components of total revenues are as follows:

Consolidated Results

•	Total revenues increased by $1.0 million, primarily due to the continued growth of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues and management fees from company-owned or managed clinics increased due to the continued growth of our company-owned or managed clinics and the improved same-store sales growth, which includes contributions from clinics acquired in the second quarter of 2016.

Franchise Operations

•	Royalty fees have increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of June 30, 2017 and 2016, there were 336 and 280 franchised clinics in operation, respectively.

•	Franchise fees decreased due to the timing of franchise license terminations. In the three months ended June 30, 2017 and 2016, we recognized revenue of $43,000 and $194,000, respectively, from terminated licenses

•	Regional developer fees decreased due to the timing of revenue recognition on the reacquisition of regional developer rights. In the three months ended June 30, 2017 and 2016, we recognized revenue of $0 and $138,250, respectively, from the reacquisition of regional developer rights.

•	IT related income and software fees and advertising fund revenue increased due to an increase in our franchise clinic base as described above.

Total Revenues – Six Months Ended June 30, 2017

Components of revenues for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, are as follows:

	Six Months Ended
	June 30,
	2017	2016	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$5,223,059	$3,795,805	$1,427,254	37.6%
Royalty fees	3,560,160	2,797,379	762,781	27.3%
Franchise fees	807,100	1,039,009	(231,909)	(22.3)%
Advertising fund revenue	1,220,014	622,301	597,713	96.0%
IT related income and software fees	549,538	450,534	99,004	22.0%
Regional developer fees	196,629	372,617	(175,988)	(47.2)%
Other revenues	132,165	161,432	(29,267)	(18.1)%

Total revenues	$11,688,665	$9,239,077	$2,449,588	26.5%

The reasons for the significant changes in our components of total revenues are as follows:

Consolidated Results

•	Total revenues increased by $2.5 million, primarily due to the continued growth of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues and management fees from company-owned or managed clinics increased due to the continued growth of our company-owned or managed clinics and the improved same-store sales growth, which includes contributions from clinics acquired in the second quarter of 2016.

Franchise Operations

•	Royalty fees have increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of June 30, 2017 and 2016, there were 336 and 280 franchised clinics in operation, respectively.

•	Franchise fees decreased due to the timing of franchise license terminations. In the six months ended June 30, 2017 and 2016, we recognized revenue of $43,000 and $281,000, respectively, from terminated licenses.

•	Regional developer fees decreased due to the timing of revenue recognition on the reacquisition of regional developer rights. In the six months ended June 30, 2017 and 2016, we recognized revenue of $0 and $138,250, respectively, from the reacquisition of regional developer rights.

•	IT related income and software fees and advertising fund revenue increased due to an increase in our franchise clinic base as described above.

Cost of Revenues

Cost of Revenues	2017	2016	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$770,219	$727,739	$42,480	5.8%
Six Months Ended June 30,	1,512,323	1,467,702	44,621	3.0%

For the three months ended June 30, 2017, as compared with the same period last year, the total cost of revenues increased slightly due to an increase in regional developer royalties of $106,000 triggered by an increase of royalty revenues of approximately 30% as compared to the same quarter in the prior year, offset by a reduction of $42,000 in regional developer commissions recognized in conjunction with franchise openings.

For the six months ended June 30, 2017, as compared with the same period last year, the total cost of revenues increased slightly due to an increase in regional developer royalties of $181,000 triggered by an increase of royalty revenues of approximately 27% as compared to the same quarter in the prior year, offset by a reduction of $109,000 in regional developer commissions recognized in conjunction with franchise openings.

Selling and Marketing Expenses

Selling and Marketing Expenses	2017	2016	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$1,058,224	$1,174,178	$(115,954)	(9.9)%
Six Months Ended June 30,	2,016,930	1,912,861	104,069	5.4%

Selling and marketing expenses decreased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, due to the sale or closure of 14 company-owned or managed clinics, offset by an increase in the overall size of the national marketing fund, due to the larger franchise clinic base, and the timing of national marketing fund expenditures.

Selling and marketing expenses increased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, due to the increase in the overall size of the national marketing fund, due to the larger franchise clinic base, and the timing of national marketing fund expenditures, offset by lower spending on company-owned or managed clinics advertising and promotion, due to the sale or closure of 14 clinics.

Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2017	2016	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$503,226	$637,115	$(133,889)	(21.0)%
Six Months Ended June 30,	1,081,212	1,212,659	(131,447)	(10.8)%

Depreciation and amortization expenses decreased for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, primarily due to the sale or closure of 14 company-owned or managed clinics.

General and Administrative Expenses

General and Administrative Expenses	2017	2016	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$4,667,688	$5,625,996	$(958,308)	(17.0)%
Six Months Ended June 30,	9,231,768	11,322,502	(2,090,734)	(18.5)%

General and administrative expenses decreased during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the following:

•	A decrease of approximately $0.4 million in payroll related expenses;

•	A decrease of approximately $0.2 million in utilities and facilities related expenses due to the closure of 14 company-owned or managed clinics; and
•	A decrease of approximately $0.3 million of other miscellaneous expenses as a result of certain legal settlements and expensing of real estate development expenses recognized in the three months ended June 30, 2016.

General and administrative expenses decreased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the following:

•	A decrease of approximately $0.8 million in payroll related expenses;

•	A decrease of approximately $0.3 million in legal and accounting related expenses;
•	A decrease of approximately $0.2 million in utilities and facilities related expenses; and
•	A decrease of approximately $0.7 million of other miscellaneous expenses as a result of certain legal settlements and real estate development expenses recognized in the three months ended June 30, 2016.

Loss from Operations - Three Months Ended June 30, 2017

Loss from Operations	2017	2016	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$(984,549)	$(3,190,987)	$2,206,438	(69.1)%

Consolidated Results

Consolidated loss from operations decreased by $2.2 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily driven by the $1.2 million decrease in operating loss in the corporate clinic segment, discussed below, a decrease in corporate general and administrative expenses of $0.6 million, and increased net income from franchised operations of $0.4 million, discussed below.

Franchise Operations

Our franchise operations segment had net income from operations of $1.5 million for the three months ended June 30, 2017, an increase of $0.5 million, compared to net income from operations of $1.0 million for the same period ended June 30, 2016. This increase was primarily due to:

•	An increase of approximately $0.2 million in total revenues (net of national marketing fund contributions), due primarily to an approximately 30% increase in franchise royalty revenues; and

•	A decrease of approximately $0.2 million in general and administrative expenses.

Corporate Clinics

Our corporate clinics segment (i.e., company-owned or managed clinics) had a loss from operations of $0.4 million for the three months ended June 30, 2017, a decrease of $1.2 million compared to a loss from operations of $1.6 million for the same period last year. This decrease was primarily due to:

•	An increase in revenues of approximately $0.5 million from company-owned or managed clinics; and

•	A decrease of approximately $0.2 million of utilities and facilities related expense, approximately $0.2 million in selling and marketing expenses, and approximately $0.1 million in depreciation and amortization related to the sale or closure of company-owned or managed clinics

Loss from Operations - Six Months Ended June 30, 2017

Loss from Operations	2017	2016	Change from Prior Year	Percent Change from Prior Year

Six Months Ended June 30,	(2,571,539)	(6,676,647)	4,105,108	(61.5)%

Consolidated Results

Consolidated loss from operations decreased by $4.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily driven by the $2.3 million decrease in operating loss in the corporate clinic segment, discussed below, a decrease in corporate general and administrative expenses of $1.0 million, and increased net income from franchised operations of $0.8 million, discussed below.

Franchise Operations

Our franchise operations segment had net income from operations of $2.8 million for the six months ended June 30, 2017, an increase of $0.8 million, compared to net income from operations of $2.0 million for the same period ended June 30, 2016. This increase was primarily due to:

•	An increase of approximately $0.5 million in total revenues (net of national marketing fund contributions), due primarily to an approximately 27% increase in franchise royalty revenues; and

•	A decrease of approximately $0.3 million in general and administrative expenses.

Corporate Clinics

Our corporate clinics segment (i.e., company-owned or managed clinics) had a loss from operations of $1.0 million for the six months ended June 30, 2017, a decrease of $2.3 million compared to a loss from operations of $3.3 million for the same period last year. This decrease was primarily due to:

•	An increase in revenues of approximately $1.4 million from company-owned or managed clinics; and

•	A decrease of approximately $0.2 million of payroll and travel related expense, approximately $0.3 million in selling and marketing expenses, approximately $0.2 million in depreciation and amortization, and approximately $0.2 million in utilities and facilities expenses related to the sale or closure of company-owned or managed clinics.

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

As of June 30, 2017, we had cash and short-term bank deposits of approximately $3.3 million. To preserve cash, we will not proactively pursue the addition of any company-owned or managed clinics during the 2017 fiscal year. In addition, our tactical decisions made with respect to the clinics in Chicago and New York in January 2017, as well as the cash infusion from the sale of regional developer territories, has significantly reduced our estimated net cash usage for 2017 to approximately $2.0 million. Cash used in 2016 included expenditures for the acquisition or development of 14 company-owned or managed clinics and working capital losses in the Chicago and New York markets of approximately $2.8 million. As we have no current plan to acquire or develop company-owned or managed clinics during 2017, and have sold or closed 14 clinics in the Chicago and New York markets, our projected use of cash in 2017 is significantly lower than in 2016.

In January 2017, we executed a Credit and Security Agreement which provided a credit facility of up to $5.0 million. We have drawn $1.0 million under the credit facility. See Note 7 to our condensed consolidated financial statements for additional discussion of the credit facility.

Analysis of Cash Flows

Net cash used in operating activities decreased by $7,320,581 to $734,657 for the six months ended June 30, 2017, compared to $8,055,238 for the six months ended June 30, 2016. The decrease in cash used in operating activities was attributable primarily to decreased expenses caused by decreased operating losses and working capital requirements of our company-owned or managed clinics.

Net cash used in investing activities was $80,428 and $2,465,949 for the six months ended June 30, 2017, and 2016, respectively.  For the six months ended June 30, 2017, this included purchases of fixed assets of $106,254 and payments received on notes receivable of $25,826.  For the six months ended June 30, 2016, this included acquisitions of franchises of $811,451, the reacquisition and termination of regional developer rights of $325,000, purchases of fixed assets of $1,341,402 and payments received on notes receivable of $11,904.

Net cash provided by (used in) financing activities was $851,997 and ($152,900) for the six months ended June 30, 2017, and 2016, respectively. For the six months ended June 30, 2017, this included borrowings of $1,000,000 on our revolving line of credit, $83,497 from the exercise of stock options offset by $231,500 used for repayments on notes payable. For the six months ended June 30, 2016, this included repayments on notes payable of $217,450 and offering costs adjustment of $1,042, partially offset by proceeds from exercise of stock options of $65,592.

Recent Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE JOINT CORP.

Dated: August 11, 2017	By:	/s/ Peter D. Holt
Peter D. Holt
President and Chief Executive Officer
(Principal Executive Officer )

Dated: August 11, 2017	By:	/s/ John P. Meloun
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

