Form 10-Q
period 2017-09-30
JOINT Corp
filed 2017-11-13
CIK 1612630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, the registrant had 13,518,146 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,628,648	$3,009,864
Restricted cash	157,470	334,394
Accounts receivable, net	1,277,862	1,021,733
Income taxes receivable	3,054	42,014
Notes receivable - current portion	128,781	40,826
Deferred franchise costs - current portion	617,131	748,300
Prepaid expenses and other current assets	604,777	499,525
Total current assets	5,417,723	5,696,656
Property and equipment, net	3,849,952	4,724,706
Notes receivable, net of current portion and reserve	295,779	-
Deferred franchise costs, net of current portion	811,350	836,350
Intangible assets, net	1,888,607	2,338,922
Goodwill	2,750,338	2,750,338
Deposits and other assets	634,257	707,889
Total assets	$15,648,006	$17,054,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$718,412	$1,054,946
Accrued expenses	131,665	299,997
Co-op funds liability	98,188	73,246
Payroll liabilities	533,881	750,421
Notes payable - current portion	100,000	331,500
Deferred rent - current portion	147,496	215,450
Deferred revenue - current portion	2,325,728	3,077,430
Other current liabilities	54,455	60,894
Total current liabilities	4,109,825	5,863,884
Notes payable, net of current portion	1,000,000	-
Deferred rent, net of current portion	840,163	1,400,790
Deferred revenue, net of current portion	4,233,334	2,231,712
Deferred tax liability	187,397	120,700
Other liabilities	583,915	512,362
Total liabilities	10,954,634	10,129,448
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of September 30, 2017, and December 31, 2016	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,499,684 shares issued and 13,485,600 shares outstanding as of September 30, 2017 and 13,317,393 shares issued and 13,020,889 outstanding as of December 31, 2016	13,499	13,317
Additional paid-in capital	36,811,327	36,398,588
Treasury stock 14,084 shares as of September 30, 2017 and 296,504 shares as of December 31, 2016, at cost	(86,045)	(503,118)
Accumulated deficit	(32,045,409)	(28,983,374)
Total stockholders' equity	4,693,372	6,925,413
Total liabilities and stockholders' equity	$15,648,006	$17,054,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Revenues and management fees from company clinics	$2,929,850	$2,341,471	$8,106,121	$6,137,277
Royalty fees	1,958,249	1,540,264	5,518,409	4,337,643
Franchise fees	229,715	602,400	1,036,815	1,641,409
Advertising fund revenue	775,221	595,955	1,995,235	1,218,256
IT related income and software fees	290,250	235,925	839,788	686,459
Regional developer fees	259,230	123,921	455,859	496,538
Other revenues	103,336	63,654	282,289	225,086
Total revenues	6,545,851	5,503,590	18,234,516	14,742,668
Cost of revenues:
Franchise cost of revenues	715,610	660,126	2,103,619	2,023,712
IT cost of revenues	103,590	58,636	227,903	162,752
Total cost of revenues	819,200	718,762	2,331,522	2,186,464
Selling and marketing expenses	1,172,559	1,272,524	3,189,489	3,184,484
Depreciation and amortization	468,800	695,579	1,550,013	1,908,238
General and administrative expenses	4,462,922	5,435,219	13,694,690	16,749,945
Total selling, general and administrative expenses	6,104,281	7,403,322	18,434,192	21,842,667
Loss on disposition or impairment	-	-	417,971	-
Loss from operations	(377,630)	(2,618,494)	(2,949,169)	(9,286,463)

Other (expense) income, net	9,907	5,877	(33,589)	5,200
Loss before income tax expense	(367,723)	(2,612,617)	(2,982,758)	(9,281,263)

Income tax expense	(36,085)	(14,277)	(79,277)	(132,144)

Net loss and comprehensive loss	$(403,808)	$(2,626,894)	$(3,062,035)	$(9,413,407)

Loss per share:
Basic and diluted loss per share	$(0.03)	$(0.21)	$(0.23)	$(0.74)

Basic and diluted weighted average shares	13,262,032	12,730,624	13,144,764	12,657,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,062,035)	$(9,413,407)
Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery) provision for bad debts	-	(10,830)
Regional developer fees recognized upon acquisition of development rights	-	(138,500)
Net franchise fees recognized upon termination of franchise agreements	(46,115)	(314,859)
Depreciation and amortization	1,550,013	1,908,238
Gain on sale of fixed assets	(34,355)	-
Loss on disposition or impairment of assets	417,971	-
Deferred income taxes	66,697	-
Stock based compensation expense	412,512	1,012,700
Changes in operating assets and liabilities:
Restricted cash	176,924	(91,383)
Accounts receivable	(303,590)	(1,108,181)
Income taxes receivable	38,960	32,167
Prepaid expenses and other current assets	(105,252)	(525,905)
Deferred franchise costs	139,369	194,300
Deposits and other assets	73,632	49,649
Accounts payable	(336,534)	(1,183,328)
Accrued expenses	(168,332)	(119,990)
Co-op funds liability	24,942	(95,893)
Payroll liabilities	(216,540)	(1,079,085)
Other liabilities	(555,982)	33,837
Deferred rent	(377,995)	912,730
Deferred revenue	889,213	(405,977)
Net cash used in operating activities	(1,416,497)	(10,343,717)

Cash flows from investing activities:
Cash paid for acquisitions	-	(811,450)
Reacquisition and termination of regional developer rights	-	(325,000)
Purchase of property and equipment	(190,589)	(1,497,874)
Payments received on notes receivable	39,888	25,945
Net cash used in investing activities	(150,701)	(2,608,379)

Cash flows from financing activities:
Borrowings on revolving credit note payable	1,000,000	-
Issuance of common stock, offering costs adjustment	-	(1,042)
Purchases of treasury stock under employee stock plans	(2,655)	(83,391)
Proceeds from sale of treasury stock	292,671	-
Proceeds from exercise of stock options	127,466	66,527
Repayments on notes payable	(231,500)	(436,350)
Net cash provided by (used in) financing activities	1,185,982	(454,256)

Net decrease in cash	(381,216)	(13,406,352)
Cash at beginning of period	3,009,864	16,792,850
Cash at end of period	$2,628,648	$3,386,498

During the nine months ended September 30, 2017 and 2016, cash paid for income taxes was $22,838 and $10,466, respectively. During the nine months ended September 30, 2017 and 2016, cash paid for interest was $81,993 and $15,262, respectively.

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

In connection with our reacquisition and termination of regional developer rights during the nine months ended September 30, 2016, we had deferred revenue of $224,750 representing license fees collected upon the execution of the regional developer agreements. In accordance with ASC-952-605, we netted these amounts against the aggregate purchase price of the acquisitions.

In connection with our sale of the regional developer territories in Central Florida, Maryland/Washington DC, and Minnesota we issued notes receivable in the amount of $423,622 with revenue to be recognized over the anticipated number of clinics to be opened in the respective territories. We have recognized $9,412 of revenue related to these notes in the nine months ended September 30, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”) and its wholly owned subsidiary The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary consolidated financial statements and the notes thereto as set forth in The Joint Corp.’s Form 10-K, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position on a consolidated basis and the consolidated results of operations and cash flows for the interim periods presented. The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended September 30, 2017 and 2016 is unaudited.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of The Joint Corp. and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented.

All significant intercompany accounts and transactions between The Joint Corp. and its subsidiary have been eliminated in consolidation. Certain balances were reclassified from general and administrative expenses to other (expense) income, net, as well as certain balances from other revenues to revenues and management fees from company clinics for the three and nine months ended September 30, 2016 to conform to the current year presentation and align with the segment footnote presentation.

Comprehensive Loss

Net loss and comprehensive loss are the same for the three and nine months ended September 30, 2017 and 2016.

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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Franchised clinics:	2017	2016	2017	2016
Clinics open at beginning of period	336	280	309	265
Opened or Purchased during the period	6	13	35	38
Acquired during the period	-	-	-	(6)
Closed during the period	-	-	(2)	(4)
Clinics in operation at the end of the period	342	293	342	293

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Company-owned or managed clinics:	2017	2016	2017	2016
Clinics open at beginning of period	47	61	61	47
Opened during the period	-	-	-	8
Acquired during the period	-	-	-	6
Closed or Sold during the period	-	-	(14)	-
Clinics in operation at the end of the period	47	61	47	61

Total clinics in operation at the end of the period	389	354	389	354

Clinics licenses sold but not yet developed	105	134	105	134
Executed letters of intent for future clinic licenses	5	-	5	-

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of September 30, 2017 and December 31, 2016.

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

Concentrations of Credit Risk

From time to time, the Company grants credit in the normal course of business to franchisees and PCs related to the collection of royalties and other operating revenues. The Company periodically performs credit analysis and monitors the financial condition of the franchisees and PCs to reduce credit risk. As of September 30, 2017, one PC entity and four franchisees represented 19% of outstanding accounts receivable, compared to three PC entities and six franchisees representing 24% of outstanding accounts receivable as of December 31, 2016. The Company did not have any customers that represented greater than 10% of its revenues during the three or nine months ended September 30, 2017 and 2016.

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees and royalty fees, working capital advances due from PCs, and tenant improvement allowances due from landlords. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2017, and December 31, 2016, the Company had an allowance for doubtful accounts of $0 and $131,830, respectively.

The Company writes off accounts receivable when it deems them uncollectible and records recoveries of accounts receivable previously written off when it receives them. In the nine months ended September 30, 2017, the Company determined that certain working capital advances from its PC entities in Illinois and New York were no longer collectible as a result of the sale or closure of the related clinics. Accordingly, the Company wrote-off approximately $47,000 of accounts receivable to loss on disposition or impairment related to these entities during the nine months ended September 30, 2017.

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

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions completed in the years ended December 31, 2014 through December 31, 2016.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the nine months ended September 30, 2017 and 2016.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments of long-lived assets were recorded for the nine months ended September 30, 2017 and 2016.

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

As of September 30, 2017, the Company maintained a lease exit liability of approximately $0.4 million classified in other liabilities on its condensed consolidated balance sheets related to remaining operating leases that will no longer provide economic benefit to the Company, net of estimated sublease income.

Lease exit liability at December 31, 2016	$338,151
Additions	883,146
Settlements	(706,991)
Net Accretion	(66,030)
Lease exit liability at September 30, 2017	$448,276

In the nine months ended September 30, 2017, the Company ceased use of eight clinic locations from its corporate clinics segment and recognized a liability for lease exit costs incurred based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. The Company recognized the resulting expense of approximately $418,000 in loss on disposition or impairment in the accompanying condensed consolidated statement of operations.

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

For the nine months ended September 30, 2017, the Company entered into eight regional developer agreements for which it received approximately $1.7 million, which was deferred as of the respective transaction dates and will be recognized on a pro-rata basis over the estimated number of franchised clinics to be opened in the respective regions. Certain of these regional developer agreements resulted in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is being recognized over the remaining life of the respective franchise agreements.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $314,695 and $961,106 for the three and nine months ended September 30, 2017, respectively.  Advertising expenses were $600,804 and $1,770,699 for the three and nine months ended September 30, 2016, respectively.

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

At September 30, 2017 and December 31, 2016, the Company maintained a liability for income taxes for uncertain tax positions of approximately $27,000 and $40,000, respectively, of which $26,000 and $27,000, respectively, represent penalties and interest and are recorded in the “other liabilities” section of the accompanying condensed consolidated balance sheets. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The Company’s tax returns for tax years subject to examination by tax authorities include 2013 through the current period for state, and 2014 through the current period for federal reporting purposes.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock and stock options.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net loss	$(403,808)	$(2,626,894)	$(3,062,035)	$(9,413,407)

Weighted average common shares outstanding - basic	13,262,032	12,730,624	13,144,764	12,657,435
Effect of dilutive securities:
Stock options	-	-	-	-
Weighted average common shares outstanding - diluted	13,262,032	12,730,624	13,144,764	12,657,435

Basic and diluted loss per share	$(0.03)	$(0.21)	$(0.23)	$(0.74)

The following table summarizes the potential shares of common stock that were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Unvested restricted stock	63,700	92,415	63,700	92,415
Stock options	1,011,686	899,370	1,011,686	899,370
Warrants	90,000	90,000	90,000	90,000

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for the Company on January 1, 2018. The Company has performed a preliminary review of ASU 2014-09 and does not expect the adoption of ASU 2014-09 to have a material impact on its revenues and management fees from company clinics or franchise royalty revenues, which are based on a percent of sales. The Company expects the adoption of Topic 606 to impact its accounting for initial franchise fees and regional developer fees. Currently, the Company recognizes revenue from initial franchise fees and regional developer fees upon the opening of a franchised clinic when the Company has performed all of its material obligations and initial services under the respective agreements. Upon the adoption of Topic 606, the Company expects to recognize the revenue related to initial franchise fees and regional developer fees over the term of the related franchise agreement or regional developer agreement. The Company is in the process of implementing this standard and has drafted certain accounting policies. The Company will be finalizing accounting policies, selecting its transition method, quantifying the impact of adopting this standard, and designing internal controls during the fourth quarter of the year ending December 31, 2017. The Company is currently unable to estimate the impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The ASU requires that substantially all operating leases be recognized as assets and liabilities on the Company’s balance sheet, which is a significant departure from the current standard, which classifies operating leases as off-balance sheet transactions and accounts for only the current year operating lease expense in the statement of operations. The right to use the leased property is to be capitalized as an asset and the expected lease payments over the life of the lease will be accounted for as a liability. The effective date is for fiscal years beginning after December 31, 2018. While the Company has not yet quantified the impact that this standard will have on its financial statements, it will result in a significant increase in the assets and liabilities reflected on the Company’s balance sheet and in the interest expense and depreciation and amortization expense reflected in its statement of operations, while reducing the amount of rent expense. This could potentially decrease the Company’s reported net income.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update addresses how certain cash inflows and outflows are classified in the statement of cash flows to eliminate existing diversity in practice. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments should be applied prospectively, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This update simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. This update is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on the Company's consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718.The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this standard will have on the Company's consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. Specifically, the guidance creates better alignment of hedge accounting with risk management activities, eliminates the separate measurement and recording of hedge ineffectiveness, simplifies effectiveness assessments, and improves presentation and disclosure. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this update. The amended presentation and disclosure guidance is required only prospectively. The Company is currently evaluating the impact of this amendment on its financial statements.

Note 2: Acquisitions

During the nine months ended September 30, 2016, the Company entered into a series of unrelated transactions with existing franchisees to re-acquire an aggregate of six developed franchises and one undeveloped franchise throughout California and New Mexico for an aggregate purchase price of $1,025,000, subject to certain adjustments, consisting of cash of $839,000 and notes payable of $186,000. The Company is operating the six developed franchises as company-owned or managed clinics and has terminated the undeveloped clinic license. At the time these transactions were consummated, the Company carried a deferred revenue balance of $29,000, representing franchise fees collected upon the execution of the franchise agreements, and deferred franchise costs of $1,450, related to an undeveloped franchise.  The Company accounted for the franchise rights associated with the undeveloped franchise as a cancellation, and the respective deferred revenue and deferred franchise costs were netted against the aggregate purchase price.  The remaining $997,450 was accounted for as consideration paid for the acquired franchises.

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

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three and nine months ended September 30, 2017 and 2016 as if the acquisitions in 2016 had been completed on January 1, 2016.

	Pro Forma for the Three Months Ended		Pro Forma for the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues, net	$-	$5,503,590	$-	$14,723,514
Net loss	$-	$(2,614,518)	$-	$(9,475,157)

This selected unaudited pro forma condensed consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2016 is included based on prior accounting records maintained by the acquired companies. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisitions. For 2016, this information includes actual data recorded in the Company’s condensed consolidated financial statements for the period subsequent to the date of the acquisitions. The Company’s condensed consolidated statement of operations for the three months ended September 30, 2016 includes net revenue and net income of approximately $2.1 million and $0.1 million, respectively, attributable to the acquisitions. The Company’s condensed consolidated statement of operations for the nine months ended September 30, 2016 includes net revenue and net income of approximately $5.6 million and $0.5 million, respectively, attributable to the acquisitions.

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

Effective July 2015, the Company entered into two license transfer agreements, in exchange for $10,000 and $29,925 in separate unsecured promissory notes.  The non-interest-bearing notes require monthly principal payments over 24 months, beginning on September 1, 2015. The note was settled in full in 2017.

Effective May 2016, the Company entered into three license transfer agreements, in exchange for three separate $7,500 unsecured promissory notes.  The non-interest-bearing notes require monthly principal payments over six months, beginning on May 1, 2017. The note matured in October, 2017 and was paid in full upon maturity.

Effective April 29, 2017, the Company entered into a regional developer agreement for certain territories in the state of Florida in exchange for $320,000, of which $187,000 was funded through a promissory note. The note bears interest at 10% per annum for 42 months and requires monthly principal and interest payments over 36 months, beginning November 1, 2017 and maturing on October 1, 2020. The note is secured by the regional developer rights in the respective territory.

Effective August 31, 2017, the Company entered into a regional developer agreement for certain territories in Maryland/Washington DC in exchange for $220,000, of which $117,475 was funded through a promissory note. The note bears interest at 10% per annum for 36 months and requires monthly principal and interest payments over 36 months, beginning September 1, 2017 and maturing on August 1, 2020. The note is secured by the regional developer rights in the respective territory.

Effective September 22, 2017, the Company entered into a regional developer and asset purchase agreement for certain territories in Minnesota in exchange for $228,293, of which $119,147 was funded through a promissory note. The note bears interest at 10% per annum for 36 months and requires monthly principal and interest payments over 36 months, beginning October 1, 2017 and maturing on September 1, 2020. The note is secured by the regional developer rights in the respective territory.

The net outstanding balances of the notes as of September 30, 2017 and December 31, 2016 were $424,560 and $40,826, respectively.

Note 4: Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2017	2016

Office and computer equipment	$1,126,758	$1,083,039
Leasehold improvements	5,099,374	5,085,366
Software developed	1,048,697	891,192
	7,274,829	7,059,597
Accumulated depreciation	(3,664,357)	(2,566,172)
	3,610,472	4,493,425
Construction in progress	239,480	231,281
	$3,849,952	$4,724,706

Depreciation expense was $340,238 and $1,099,698 for the three and nine months ended September 30, 2017, respectively. Depreciation expense was $492,076 and $1,356,176 for the three and nine months ended September 30, 2016, respectively.

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

As of September 30, 2017, and December 31, 2016, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.

Note 6: Intangible Assets

Intangible assets consist of the following:

	As of September 30, 2017
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Reacquired franchise rights	$1,673,000	$596,129	$1,076,871
Customer relationships	701,000	649,417	51,583
Reacquired development rights	1,162,000	401,847	760,153
	$3,536,000	$1,647,393	$1,888,607

	As of December 31, 2016
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Reacquired franchise rights	$1,673,000	$410,688	$1,262,312
Customer relationships	701,000	509,042	191,958
Reacquired development rights	1,162,000	277,348	884,652
	$3,536,000	$1,197,078	$2,338,922

Amortization expense was $128,562 and $450,315 for the three and nine months ended September 30, 2017, respectively. Amortization expense was $203,503 and $552,062 for the three and nine months ended September 30, 2016, respectively.

Estimated amortization expense for 2017 and subsequent years is as follows:

2017 (remaining)	$128,564
2018	439,589
2019	413,256
2020	413,256
2021	348,034
Thereafter	145,908
Total	$1,888,607

Note 7: Debt

Notes Payable

During 2015, the Company delivered 12 notes payable totaling $800,350 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates range from 1.5% to 5.25% with maturities through February 2017.

During 2016, the Company delivered two notes payable totaling $186,000 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates for both notes are 4.25% with maturities through May 2017. The remaining note payable is expected to be settled in the quarter ended December 31, 2017.

Maturities of notes payable are as follows as of September 30, 2017:

2017 (remaining)	$100,000
Thereafter	-
Total	$100,000

Credit and Security Agreement

On January 3, 2017, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) and signed a revolving credit note payable to the lender. Under the Credit Agreement, the Company is able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans is at a rate equal to 10% per annum, provided that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest is due and payable on the last day of each fiscal quarter in an amount determined by the Company, but not less than $25,000. The lender’s lending commitments under the Credit Agreement terminate in December 2019, unless sooner terminated in accordance with the provisions of the Credit Agreement. The Credit Agreement is collateralized by the assets in the Company’s company-owned or managed clinics. The Company is using the credit facility for general working capital needs. As of September 30, 2017, the Company had drawn $1,000,000 of the $5,000,000 available under the Credit Agreement.

Note 8: Equity

Stock Options

In the nine months ended September 30, 2017, the Company granted 195,286 stock options to employees with exercise prices ranging from $2.65 - $3.88.

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

The Company has computed the fair value of all options granted during the nine months ended September 30, 2017 and 2016, using the following assumptions:

	Nine Months Ended September 30,
	2017			2016
Expected volatility		42%		43%	-	45%
Expected dividends		None			None
Expected term (years)	5.5	to	7		7
Risk-free rate	1.98%	to	2.14%	1.19%	to	1.68%
Forfeiture rate		20%			20%

The information below summarizes the stock options activity:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Exercise	Fair	Remaining
	Shares	Price	Value	Contractual Life
Outstanding at December 31, 2016	953,075	$3.66	$1.86	6.9
Granted at market price	195,286	3.70
Exercised	(106,221)	1.20
Cancelled	(30,454)	5.21
Outstanding at September 30, 2017	1,011,686	$3.87	$1.76	7.4
Exercisable at September 30, 2017	370,634	$4.67	$2.17	5.6

The intrinsic value of the Company’s stock options outstanding was $1,405,592 at September 30, 2017.

For the three and nine months ended September 30, 2017, stock-based compensation expense for stock options was $125,588 and $261,471, respectively. For the three and nine months ended September 30, 2016, stock based compensation expense for stock options was $183,608, and $522,519, respectively. Unrecognized stock-based compensation expense for stock options as of September 30, 2017 was $716,667, which is expected to be recognized ratably over the next 2.2 years.

Restricted Stock

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Outstanding at December 31, 2016	92,415
Awards granted	59,700
Awards vested	(76,070)
Awards forfeited	(12,345)
Outstanding at September 30, 2017	63,700

For the three and nine months ended September 30, 2017, stock-based compensation expense for restricted stock was $59,804 and $151,041, respectively. For the three and nine months ended September 30, 2016, stock based compensation expense for restricted stock was $71,698, and $490,181, respectively. Unrecognized stock based compensation expense for restricted stock awards as of September 30, 2017 was $206,502 to be recognized ratably over the next year.

Treasury Stock

In December 2013, the Company exercised its right of first refusal under the terms of a Stockholders Agreement dated March 10, 2010 to repurchase 534,000 shares of the Company’s common stock. The shares were purchased for $0.45 per share or $240,000 in cash along with the issuance of an option to repurchase the 534,000 shares. The repurchased shares were recorded as treasury stock, at cost in the amount of $791,638. The option is classified in equity as it is considered indexed to the Company’s stock and meets the criteria for classification in equity.  The option was granted to the seller for a term of 8 years.  The option contained the following exercise prices:

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

During September 2017, the option holder exercised the remainder of the call option and purchased 283,128 shares at a total repurchase price of $292,671. The Company reduced the cost of treasury shares by approximately $127,000 related to the transaction, reduced the value of the option by approximately $292,000, and reduced additional paid-in-capital by approximately $127,000.

Note 9: Income Taxes

For the three and nine months ended September 30, 2017, the Company recorded income tax expense of approximately $36,000 and $79,000, respectively, with the difference due to state tax expense, the impact of certain permanent differences, and penalties related to state income tax filings pursuant to a voluntary disclosure agreement which was rejected by the tax authority.

For the three and nine months ended September 30, 2016, the Company recorded income tax expense of approximately $14,000 and $132,000, respectively, due to a revised estimate for the valuation allowance on the company’s deferred tax assets, as well as state tax expense as a result of current year state income taxes and a lower estimate of income tax refunds available through net operating loss (NOL) carrybacks.

Note 10: Related Party Transactions

The Company entered into consulting and legal agreements with certain common stockholders related to services performed for the operations and transaction related activities of the Company. Amounts paid to or for the benefit of these stockholders was approximately $56,000 and $169,000 for the three and nine months ended September 30, 2017, respectively. Amounts paid to or for the benefit of these stockholders was approximately $111,000 and $421,000 for the three and nine months ended September 30, 2016, respectively.

Note 11: Commitments and Contingencies

Operating Leases

The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio.

Total rent expense for the three and nine months ended September 30, 2017 was $688,031 and $2,114,118, respectively. Total rent expense for the three and nine months ended September 30, 2016 was $903,771 and $2,510,782, respectively.

Future minimum annual lease payments are as follows:

2017 (remaining)	$599,401
2018	1,910,339
2019	1,591,678
2020	1,321,133
2021	1,180,012
2022	1,072,743
Thereafter	3,060,963
Total	$10,736,269

Note 12: Segment Reporting

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.

The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of September 30, 2017, the Company operated or managed 47 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of September 30, 2017, the franchise system consisted of 342 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for the Company’s two operating business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Corporate clinics	$2,930	$2,341	$8,106	$6,137
Franchise operations	3,616	3,163	10,128	8,605
Total revenues	$6,546	$5,504	$18,234	$14,743

Segment operating (loss) income:
Corporate clinics	$(196)	$(1,527)	$(1,233)	$(4,863)
Franchise operations	1,671	1,195	4,479	3,197
Total segment operating (loss) income	$1,475	$(332)	$3,246	$(1,666)

Depreciation and amortization:
Corporate clinics	$379	$599	$1,222	$1,625
Franchise operations	-	-	-	-
Corporate administration	90	97	328	283
Total depreciation and amortization	$469	$696	$1,550	$1,908

Reconciliation of total segment operating income (loss) to consolidated earnings (loss) before income taxes (in thousands):
Total segment operating (loss) income	$1,475	$(332)	$3,246	$(1,666)
Unallocated corporate	(1,853)	(2,287)	(6,195)	(7,620)
Consolidated loss from operations	(378)	(2,619)	(2,949)	(9,286)
Other (expense) income, net	10	6	(34)	5
Loss before income tax expense	$(368)	$(2,613)	$(2,983)	$(9,281)

	September 30,	December 31,
	2017	2016
Segment assets:
Corporate clinics	$9,250	$10,481
Franchise operations	2,353	2,003
Total segment assets	$11,603	$12,484

Unallocated cash and cash equivalents and restricted cash	$2,786	$3,344
Unallocated property and equipment	655	781
Other unallocated assets	604	446
Total assets	$15,648	$17,055

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

Note 13: Subsequent Events

On October 10, 2017, the Company entered into a regional developer agreement for a number of counties in the state of Texas, one county in the state of Arkansas, and the entire state of Oklahoma. The party paid an initial development fee of $170,000. The development schedule requires the opening and operating of a minimum of 22 clinics over a ten-year period. A portion of the development fee will be funded through a promissory note. The note will bear interest at 10% per annum for 36 months and requires monthly principal and interest payments, beginning November 24, 2017 and maturing on October 24, 2020.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Item 1A of our Form 10-K for the year ended December 31, 2016 and in Part II, Item 1A of this Form 10-Q for the quarter ended September 30, 2017. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risks and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

Key Clinic Development Trends.   Our current growth strategy is to grow through the sale and development of additional franchises and regional developer territories and to foster the growth of acquired and developed clinics that are owned and managed by us. In the nine months ended September 30, 2017, we added a net of 33 franchised clinics and closed or sold 14 company-owned or managed clinics in the Chicago area and in Upstate New York as part of our plan to improve cash usage and progress toward profitability. This brought the total number of clinics to 389 as of September 30, 2017, up from 370 total clinics at December 31, 2016, and 354 at September 30, 2016.

We recognize the critical importance of preserving cash and strengthening clinics we have already developed. Therefore, we will not actively pursue the addition of company-owned or managed clinics during the 2017 fiscal year, but will address strategic opportunities as they present themselves. Scaling back the launch of company-owned or managed clinics will allow us to continue to focus on growing gross sales, streamlining operations across all company-owned or managed clinics and expanding franchise development. During the nine months ended September 30, 2017, our company-owned or managed clinics continued to demonstrate improved performance. As of September 30, 2017, we had 47 company-owned or managed clinics which represented 12% of the clinic portfolio, as compared to 61, or 17% of the clinic portfolio, at the same point of the previous year.

Recent Developments

In January 2017, we entered into a Credit and Security Agreement (the “Credit Agreement”) and signed a revolving credit note payable to the lender. Under the Credit Agreement, we are able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans is at a rate equal to 10% per annum, provided, however, that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest is due and payable on the last day of each fiscal quarter in an amount determined by us, but not less than $25,000. The lender’s lending commitments under the Credit Agreement terminate in December 2019, unless sooner terminated in accordance with the provisions of the Credit Agreement. We are using the credit facility for general working capital needs. We have drawn $1,000,000 of the $5,000,000 available under the Credit Agreement.

In January 2017, we sold the assets of six of our 11 clinics in the Chicago area for a nominal amount to a limited liability company that includes existing franchisees. The purchaser operates the clinics as franchised locations pursuant to a franchise agreement. Concurrently, we sold regional developer rights to the Chicago area to the purchaser of our six Chicago clinics for $300,000. Pursuant to the regional developer agreement, the developer has agreed to open a minimum of 30 Chicago area clinics over the next 10 years, with plans to open five to 10 clinics over the 18 months following January 2017. We have closed the remaining five Chicago-area clinics, as well as three Company-managed clinics in upstate New York. We recognized an additional lease exit liability in the first quarter of 2017 of $739,000 related to these closures. These assets were designated as held for sale as of December 31, 2016, and we recognized a loss on disposition or impairment of approximately $3.5 million. We made these tactical decisions in the 4th quarter of 2016 to reduce our current cash usage, allowing us to focus on accelerating the point at which we believe we will achieve cash-flow breakeven.

In addition to the Chicago regional developer rights discussed above, during the first quarter of 2017, we sold regional developer territories for Philadelphia and Washington State for a total, including the Chicago area, of approximately $650,000. Their combined development schedule requires the opening and operating of a minimum of 70 clinics over a ten-year period. The revenues related to these sales will be recognized over the estimated number of franchised clinics to be opened in the respective territories.

During the three months ended June 30, 2017, we sold two regional developer territories for Central Florida and Ohio for a total of $620,000.  Their combined development schedule requires the opening and operating of a minimum of 68 new clinics (34 in each territory) over a ten-year period.

During the three months ended September 30, 2017, we sold three regional developer territories for New Jersey, Maryland/Washington DC and Minnesota for a total of approximately $440,000. Their combined development schedule requires the opening and operating of a minimum of 50 new clinics over a ten-year period, with respect to New Jersey and Maryland/Washington DC and a five-year period for the Minnesota territory.

During the nine months ended September 30, 2017, we terminated two franchise licenses that were in default. In conjunction with these terminations, during the nine months ended September 30, 2017, we recognized $62,915 of revenue and $16,800 of costs, which were previously deferred.

Factors Affecting Our Performance

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic openings, markets in which we operate and related expenses, general economic conditions, consumer confidence in the economy, consumer preferences, and competitive factors.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2017 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.

Total Revenues – Three Months Ended September 30, 2017

Components of revenues for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, are as follows:

	Three Months Ended
	September 30,
	2017	2016	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$2,929,850	$2,341,471	$588,379	25.1%
Royalty fees	1,958,249	1,540,264	417,985	27.1%
Franchise fees	229,715	602,400	(372,685)	(61.9)%
Advertising fund revenue	775,221	595,955	179,266	30.1%
IT related income and software fees	290,250	235,925	54,325	23.0%
Regional developer fees	259,230	123,921	135,309	109.2%
Other revenues	103,336	63,654	39,682	62.3%

Total revenues	$6,545,851	$5,503,590	$1,042,261	18.9%

The reasons for the significant changes in our components of total revenues are as follows:

Consolidated Results

•	Total revenues increased by $1.0 million, primarily due to the continued revenue growth of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues and management fees from company-owned or managed clinics increased due primarily to improved same-store sales growth.

Franchise Operations

•	Royalty fees have increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of September 30, 2017, and 2016, there were 342 and 293 franchised clinics in operation, respectively.

•	Franchise fees decreased due to the timing of franchise license terminations and fewer clinic openings. In the three months ended September 30, 2017 and 2016, we recognized revenue of $63,000 and $196,000, respectively, from terminated licenses. In the three months ended September 30, 2017 and 2016, 6 and 13 new franchised clinics opened, respectively.

•	Regional developer fees increased due to the timing of revenue recognition on the clinic openings on specific RD territories.

•	IT related income and software fees and advertising fund revenue increased due to an increase in our franchise clinic base as described above.

Total Revenues – Nine Months Ended September 30, 2017

Components of revenues for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, are as follows:

	Nine Months Ended
	September 30,
	2017	2016	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$8,106,121	$6,137,277	$1,968,844	32.1%
Royalty fees	5,518,409	4,337,643	1,180,766	27.2%
Franchise fees	1,036,815	1,641,409	(604,594)	(36.8)%
Advertising fund revenue	1,995,235	1,218,256	776,979	63.8%
IT related income and software fees	839,788	686,459	153,329	22.3%
Regional developer fees	455,859	496,538	(40,679)	(8.2)%
Other revenues	282,289	225,086	57,203	25.4%

Total revenues	$18,234,516	$14,742,668	$3,491,848	23.7%

The reasons for the significant changes in our components of total revenues are as follows:

Consolidated Results

•	Total revenues increased by $3.5 million, primarily due to the continued revenue growth of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues and management fees from company-owned or managed clinics increased due primarily to improved same-store sales growth, which includes contributions from clinics acquired in the second quarter of 2016.

Franchise Operations

•	Royalty fees have increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of September 30, 2017, and 2016, there were 342 and 293 franchised clinics in operation, respectively.

•	Franchise fees decreased due to the timing of franchise license terminations. In the nine months ended September 30, 2017 and 2016, we recognized revenue of $63,000 and $477,000, respectively, from terminated licenses.

•	IT related income and software fees and advertising fund revenue increased due to an increase in our franchise clinic base as described above.

Cost of Revenues

Cost of Revenues	2017	2016	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$819,200	$718,762	$100,438	14.0%
Nine Months Ended September 30,	2,331,522	2,186,464	145,058	6.6%

For the three months ended September 30, 2017, as compared with the same period last year, the total cost of revenues increased slightly due to an increase in regional developer royalties of $149,000 triggered by an increase of royalty revenues of approximately 27% as compared to the same quarter in the prior year, offset by a reduction of $69,000 in regional developer commissions recognized in conjunction with franchise openings.

For the nine months ended September 30, 2017, as compared with the same period last year, the total cost of revenues increased slightly due to an increase in regional developer royalties of $330,000 triggered by an increase of royalty revenues of approximately 27% as compared to the same quarter in the prior year, offset by a reduction of $178,000 in regional developer commissions recognized in conjunction with franchise openings.

Selling and Marketing Expenses

Selling and Marketing Expenses	2017	2016	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$1,172,559	$1,272,524	$(99,965)	(7.9)%
Nine Months Ended September 30,	3,189,489	3,184,484	5,005	0.2%

Selling and marketing expenses decreased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, due to the sale or closure of 14 company-owned or managed clinics, offset by an increase in the overall size of the national marketing fund due to the larger franchise clinic base, and the timing of national marketing fund expenditures.

Selling and marketing expenses increased slightly for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, due to the increase in the overall size of the national marketing fund due to the larger franchise clinic base, offset by lower spending on company-owned or managed clinics advertising and promotion due to the sale or closure of 14 clinics and due to the timing of the national conference occurring in the fourth quarter of 2017 versus the third quarter of 2016.

Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2017	2016	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$468,800	$695,579	$(226,779)	(32.6)%
Nine Months Ended September 30,	1,550,013	1,908,238	(358,225)	(18.8)%

Depreciation and amortization expenses decreased for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, primarily due to the sale or closure of 14 company-owned or managed clinics.

General and Administrative Expenses

General and Administrative Expenses	2017	2016	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$4,462,922	$5,435,219	$(972,297)	(17.9)%
Nine Months Ended September 30,	13,694,690	16,749,945	(3,055,255)	(18.2)%

General and administrative expenses decreased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the following:

•	A decrease of approximately $0.2 million in payroll related expenses;

•	A decrease of approximately $0.3 million in utilities and facilities related expenses due to the closure of 14 company-owned or managed clinics; and
•	A decrease of approximately $0.3 million of other miscellaneous expenses as a result of certain legal settlements and expensing of real estate development expenses recognized in the three months ended September 30, 2016.

General and administrative expenses decreased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the following:

•	A decrease of approximately $1.0 million in payroll related expenses;

•	A decrease of approximately $0.5 million in legal and accounting related expenses;
•	A decrease of approximately $0.5 million in utilities and facilities related expenses; and
•	A decrease of approximately $0.9 million of other miscellaneous expenses as a result of certain legal settlements and real estate development expenses recognized in the three months ended September 30, 2016.

Loss from Operations - Three Months Ended September 30, 2017

Profit (Loss) from Operations	2017	2016	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$(377,630)	$(2,618,494)	$2,240,864	(85.6)%

Consolidated Results

Consolidated loss from operations decreased by $2.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily driven by the $1.3 million decrease in operating loss in the corporate clinic segment discussed below, a decrease in corporate general and administrative expenses of $0.4 million, and increased net income from franchised operations of $0.5 million discussed below.

Corporate Clinics

Our corporate clinics segment (i.e., company-owned or managed clinics) had a loss from operations of $0.2 million for the three months ended September 30, 2017, a decrease of $1.3 million compared to a loss from operations of $1.5 million for the same period last year. This decrease was primarily due to:

•	An increase in revenues of approximately $0.6 million from company-owned or managed clinics; and

•	A decrease of approximately $0.3 million of utilities and facilities related expense, approximately $0.2 million in selling and marketing expenses, and approximately $0.2 million in depreciation and amortization related to the sale or closure of company-owned or managed clinics.

Franchise Operations

Our franchise operations segment had net income from operations of $1.7 million for the three months ended September 30, 2017, an increase of $0.5 million, compared to net income from operations of $1.2 million for the same period ended September 30, 2016. This increase was primarily due to:

•	An increase of approximately $0.3 million in total revenues (net of national marketing fund contributions), due primarily to an approximately 27% increase in franchise royalty revenues; and

•	A decrease of approximately $0.1 million in general and administrative expenses.

Loss from Operations - Nine Months Ended September 30, 2017

Profit (Loss) from Operations	2017	2016	Change from Prior Year	Percent Change from Prior Year

Nine Months Ended September 30,	(2,949,169)	(9,286,463)	6,337,294	(68.2)%

Consolidated Results

Consolidated loss from operations decreased by $6.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily driven by the $3.6 million decrease in operating loss in the corporate clinic segment, discussed below, a decrease in corporate general and administrative expenses of $1.4 million, and increased net income from franchised operations of $1.3 million discussed below.

Corporate Clinics

Our corporate clinics segment (i.e., company-owned or managed clinics) had a loss from operations of $1.2 million for the nine months ended September 30, 2017, a decrease of $3.6 million compared to a loss from operations of $4.8 million for the same period last year. This decrease was primarily due to:

•	An increase in revenues of approximately $2.0 million from company-owned or managed clinics; and

•	A decrease of approximately $0.6 million of utilities and facilities expense, approximately $0.5 million in selling and marketing expenses and approximately $0.4 million in depreciation and amortization related to the sale or closure of company-owned or managed clinics.

Franchise Operations

Our franchise operations segment had net income from operations of $4.5 million for the nine months ended September 30, 2017, an increase of $1.3 million, compared to net income from operations of $3.2 million for the same period ended September 30, 2016. This increase was primarily due to:

•	An increase of approximately $0.7 million in total revenues (net of national marketing fund contributions), due primarily to an approximately 27% increase in franchise royalty revenues; and

•	A decrease of approximately $0.6 million in general and administrative expenses.

Liquidity and Capital Resources

Sources of Liquidity

We used a significant amount of the net proceeds from our public offerings for the development of company-owned or managed clinics.  We accomplished this by developing new clinics and by repurchasing existing franchises. In addition, we have used proceeds from our offerings to repurchase existing regional developer licenses, to continue to expand our franchised clinic business and for general business purposes.  We are holding the remaining net proceeds in cash or short-term bank deposits.

As of September 30, 2017, we had cash and short-term bank deposits of approximately $2.6 million. To preserve cash, we will not proactively pursue the addition of any company-owned or managed clinics during the 2017 fiscal year. In addition, our tactical decisions made with respect to the clinics in Chicago and New York in January 2017, as well as the cash infusion from the sale of regional developer territories, has significantly reduced our estimated net cash usage for 2017 to approximately $2.0 million. Cash used in 2016 included expenditures for the acquisition or development of 14 company-owned or managed clinics and working capital losses in the Chicago and New York markets of approximately $2.8 million. As we have no current plan to acquire or develop company-owned or managed clinics during 2017, and have sold or closed 14 clinics in the Chicago and New York markets, our projected use of cash in 2017 is significantly lower than in 2016.

In January 2017, we executed a Credit and Security Agreement which provided a credit facility of up to $5.0 million. We have drawn $1.0 million under the credit facility. See Note 7 to our condensed consolidated financial statements for additional discussion of the credit facility.

Analysis of Cash Flows

Net cash used in operating activities decreased by $8,927,220 to $1,416,497 for the nine months ended September 30, 2017, compared to $10,343,717 for the nine months ended September 30, 2016. The decrease in cash used in operating activities was attributable primarily to decreased expenses caused by decreased operating losses and working capital requirements of our company-owned or managed clinics.

Net cash used in investing activities was $150,701 and $2,608,380 for the nine months ended September 30, 2017, and 2016, respectively.  For the nine months ended September 30, 2017, this included purchases of fixed assets of $0.2 million and payments received on notes receivable of $39,888.   For the nine months ended September 30, 2016, this includes acquisitions of franchises of $0.8 million, the reacquisition and termination of regional developer rights of $0.3 million, purchases of property and equipment of $1.5 million and payments received on notes receivable of $26,000.

Net cash provided by (used in) financing activities was $1,185,982 and ($454,256) for the nine months ended September 30, 2017, and 2016, respectively. For the nine months ended September 30, 2017, this included borrowings of $1.0 million on our revolving line of credit, proceeds from sale of treasury stock of $0.3 million, proceeds from the exercise of stock options of $0.1 million, partially offset by purchases of treasury stock under employee stock plans of $2,655 and repayments on notes payable of $0.2 million. For the nine months ended September 30, 2016, this includes repayments on notes payable of $0.4 million, purchases of treasury stock under employee stock plans of $83,000 and offering costs adjustment of $1,000, partially offset by proceeds from exercise of stock options of $66,000.

Recent Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is party to litigation from time to time.

ITEM 1A. RISK FACTORS

We documented our risk factors in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2016. Other than the risk factor identified below, there have been no material changes to our risk factors since the filing of that report.

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

In the nine months ended September 30, 2017, we have experienced unanticipated delays in the performance of our proprietary management information system when migrating the platform to a fully redundant cloud environment. We have incurred additional costs to improve system performance and have allocated additional resources to stabilize and monitor the system on an ongoing basis. Our failure to stabilize the system could result in us incurring additional expenses and in interruptions to our and our franchisees’ business operations, and our initiatives to upgrade our proprietary management information system may not succeed or may result in greater than anticipated delays and expenditures, either of which could have a material adverse effect on our and our franchisees’ business operations.

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

THE JOINT CORP.

Dated: November 13, 2017	By:	/s/ Peter D. Holt
Peter D. Holt
President and Chief Executive Officer
(Principal Executive Officer )

Dated: November 13, 2017	By:	/s/ John P. Meloun
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

