Form 10-K
period 2017-12-31
JOINT Corp
filed 2018-03-09
CIK 1612630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $46.5 million as of June 30, 2017 based on the closing sales price of the common stock on the NASDAQ Capital Market.

There were 13,586,254 shares of the registrant’s common stock issued and outstanding as of March 2, 2018.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement relating to its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2017, are incorporated by reference in Part III of this Form 10-K.

 Forward-Looking Statements and Terminology

The information in this Annual Report on Form 10-K, or this Form 10-K, including this discussion under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports., including those risks outlined under “Risk Factors” in Item 1A of this Form 10-K. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-K. You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.  Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	we may not be able to successfully implement our growth strategy if we or our franchisees are unable to locate and secure appropriate sites for clinic locations, obtain favorable lease terms, and attract patients to our clinics;

•	in operating company-owned or managed clinics, we may not be able to duplicate the success of some of our franchisees, and in the case of certain company-owned or managed clinics that we have closed or may close, we were not able to duplicate the success of our most successful franchisees;

•	we may not be able to acquire operating clinics from existing franchisees or develop company-owned or managed clinics on attractive terms;

•	any acquisitions that we make could disrupt our business and harm our financial condition;

•	we may not be able to continue to sell regional developer licenses to qualified regional developers or sell franchises to qualified franchisees, and our regional developers and franchisees may not succeed in developing profitable territories and clinics;

•	we may not be able to identify, recruit and train enough qualified chiropractors to staff our clinics;

•	new clinics may not reach the point of profitability, and we may not be able to maintain or improve revenues and franchise fees from existing franchised clinics;

•	the chiropractic industry is highly competitive, with many well-established competitors, which could prevent us from increasing our market share or result in reduction in our market share;

•	administrative actions and rulings regarding the corporate practice of medicine and joint employer responsibility may jeopardize our business model;

•	we may face negative publicity or damage to our reputation, which could arise from concerns expressed by opponents of chiropractic and by chiropractors operating under traditional service models;

•	our security systems may be breached, and we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain patients;

•	legislation, regulations, as well as new medical procedures and techniques could reduce or eliminate our competitive advantages; and

•	we face increased costs as a result of being a public company.

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

We are a rapidly growing franchisor and operator of chiropractic clinics that uses a private pay, non-insurance, cash-based model. We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry through the rapid and focused expansion of chiropractic clinics in key markets throughout North America and abroad. We strive to accomplish our mission by making quality care readily available and affordable in a retail setting. We have created a growing network of modern, consumer-friendly chiropractic clinics operated by franchisees and by us that employ licensed chiropractors. Our model enables us to price our services below most competitors’ pricing for similar services and below most insurance co-payment levels (i.e., below the patient co-payment required for an insurance-covered service).

Since acquiring the predecessor to our company in March, 2010, we have grown our enterprise from eight to 399 clinics in operation as of December 31, 2017, with an additional 104 franchise licenses sold but not yet developed across our network, and eight letters of intent for future clinic licenses. As of December 31, 2017, 352 of our clinics were operated by franchisees and 47 clinics were operated as company-owned or managed clinics. We reached 400 open clinics system-wide in January, 2018, having opened 41 new franchised clinics during 2017. In the year ended December 31, 2017, our system registered nearly five million patient visits and generated system-wide sales of $126.8 million. Our future growth strategy remains focused on accelerating the development of our franchise base through the sale of additional franchises and through a robust regional developer network. Additionally, this year we plan to opportunistically acquire select operating clinics or develop in areas in which we already support company-owned or managed clinics. We collect a royalty of 7.0% of revenues from franchised clinics. We remit a 3.0% royalty to our regional developers on the gross sales of franchises opened within certain regional developer protected territories. We also collect a national marketing fee of 2.0% of gross sales of all franchised clinics. We receive a franchise sales fee of $39,900 for each franchise we sell directly and a franchise fee ranging from $19,950 to $25,400 for each franchise sold through our network of regional developers. If a franchisee purchases additional franchise licenses, the initial franchise fee is reduced by $10,000 per additional license.

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

On November 25, 2015, we closed on our follow-on public offering of 2,272,727 shares of common stock, at a price to the public of $5.50 per share. We granted the underwriters a 45-day option to purchase up to 340,909 additional shares of common stock to cover over-allotments, if any. On December 30, 2015, our underwriters exercised their over-allotment option to purchase an additional 340,909 shares of common stock at a price of $5.50 per share. After giving effect to the over-allotment exercise, the total number of shares offered and sold in our follow-on public offering increased to 2,613,636 shares. With the over-allotment option exercise, we received aggregate net proceeds of approximately $13.0 million.

We deliver convenient, appointment-free chiropractic adjustments in an inviting, open bay environment at prices that are approximately 66% lower than the average industry cost for comparable procedures offered by traditional chiropractors, according to 2017 industry data from Chiropractic Economics. In support of our mission to offer quality, affordable and convenient care and value for our patients, our clinics offer a variety of customizable membership and wellness treatment plans which provide additional value pricing even as compared with our single-visit pricing schedules. These flexible plans are designed to attract patients and encourage repeat visits and routine usage as part of an overall health and wellness program.

As of December 31, 2017, we had 399 franchised or company-owned or managed clinics in operation in 30 states. The map below shows the states in which we or our franchisees operate clinics and the number of clinics open in each state as of December 31, 2017.

Our retail locations have been selected to be visible, accessible and convenient. We offer a welcoming, consumer-friendly experience that attempts to redefine the chiropractic doctor/patient relationship. Our clinics are open longer hours than many of our competitors, including weekend days, and our patients do not need appointments. We accept cash or major credit cards in return for our services. We do not accept insurance and do not provide Medicare covered services. We believe that our approach, especially our commitment to affordable pricing and our ready service delivery model, will attract existing consumers of chiropractic services and will also appeal to the growing market of consumers who seek alternative or non-invasive wellness care, but have not yet tried chiropractic. According to our patient survey conducted in 2017 by WestGroup Research, 22% of our new patients had never tried chiropractic care before they came to The Joint.

Our patients arrive at our clinics without appointments at times convenient to their schedules. Once a patient has joined our system and is returning for treatment, they simply swipe their membership card at a card reader at the reception desk to announce their arrival. Typically, within three to five minutes (the average throughout our system), the patient is escorted to our open adjustment area, where they are required to remove only their outerwear to receive their adjustment. Each patient’s records are digitally updated for retrieval in our proprietary data storage system by our chiropractors in compliance with all applicable medical records security and privacy regulations. The adjustment process, administered by a licensed chiropractor, takes approximately 15 –20 minutes on average for a new patient and 5 – 7 minutes on average for a returning patient.

Our consumer-focused service model targets the non-acute treatment market, which is part of the $15 billion chiropractic services market. As our model does not focus on the treatment of severe, acute injury, we do not provide expensive and invasive diagnostic tools such as MRIs and X-rays. Instead we refer those with acute symptoms to alternate healthcare providers, including traditional chiropractors.

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

Chiropractic care is increasingly recognized as an effective treatment for pain and potentially for a variety of other conditions. The American College of Physicians (ACP) now recommends non-drug therapy such as spinal manipulation as a first line of treatment for patients with chronic low back pain. The ACP states that treatments such as spinal manipulation are shown to improve symptoms with little risk of harm. The National Center for Complementary & Alternative Medicine of the National Institutes of Health has stated that spinal manipulation appears to benefit some people with low-back pain and also may be helpful for headaches, neck pain, upper- and lower-extremity joint conditions and whiplash-associated disorders. The Mayo Clinic has recognized chiropractic as safe when performed by trained and licensed chiropractors, and the Cleveland Clinic has stated that chiropractors are established members of the mainstream medical team.

The chiropractic industry in the United States is large, growing and highly fragmented. The Bureau of Labor Statistics estimates that $90 billion is spent on back pain each year in the U.S. According to a report issued by IBIS World Chiropractors Market Research in August 2016, expenditures for chiropractic services in the U.S. are $15.0 billion annually. The United States Bureau of Labor Statistics expects employment in chiropractic to grow faster than the average for all occupations. Some of the factors that the Bureau of Labor Statistics identified as driving this growth are healthcare cost pressures, an aging population requiring more health care and technological advances, all of which are expected to increasingly shift services from inpatient facilities and hospitals to outpatient settings. We believe that the demand for our chiropractic services will continue to grow as a result of several additional drivers, such as the growing recognition of the benefits of regular maintenance therapy coupled with an increasing awareness of the convenience of our service and of our pricing at a significant discount to the cost of traditional chiropractic adjustments and, in most cases, at or below the level of insurance co-payment amounts.

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

Accordingly, we believe these and certain other trends favor our business model. Among these are:

•	People, most notably Millennials, have increasingly active lifestyles and are living longer, requiring more medical, maintenance and preventative support;
•	People are increasingly open to alternative, non-pharmacological types of care;
•	Utilization of more conveniently situated, local-sited urgent-care or “mini-care” alternatives to primary care is increasing; and
•	Popularity of health clubs, massage and other non-drug, non-invasive wellness maintenance providers is growing.

Our Competitive Strengths

We believe the following competitive strengths have contributed to our initial success and will position us for future growth:

Retail, consumer-driven approach.  To support our consumer-focused model, we use strong, recognizable retail approaches to stimulate brand-awareness and attract patients to our clinics. We intend to continue to drive awareness of our brand by locating clinics mainly at retail centers and convenience points, displaying prominent signage and employing consistent, proven and targeted marketing tools. We offer our patients the flexibility to visit our clinics without an appointment and receive prompt attention. Additionally, most of our clinics offer extended hours of operation, including weekends, which is not typical among our competitors.

We attracted an average per clinic of 862 new patients during the year ended December 31, 2017, as compared to the 2017 chiropractic industry average of 390 new patients per year for traditional insurance-based non-multidisciplinary or integrated practices, according to a 2017 Chiropractic Economics survey.

Quality Service.  Across our system we have a community of over 1,000 fully licensed chiropractic doctors, who performed nearly five million adjustments last year. Our doctors provide patient care focused on pain relief and ongoing wellness to promote healthy, active lifestyles. We provide our doctors one-on-one training, as well as ongoing coaching and mentoring through our partnerships with two of the profession’s preeminent instructors in chiropractic technique and adjusting. Our doctors continually refine their skills, as our clinics see an average of 234 patients per week, as compared to the 2017 chiropractic industry average of 137 patients per week for non-multidisciplinary or integrated practices, according to a 2017 Chiropractic Economics survey. Our service offerings encourage consumer trial, repeat visits and sustainable patient relationships.

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

Pricing Structure.  We believe that our strongest competitive advantages are our price and convenience. By focusing on non-acute care in an open-bay environment and by not participating in insurance or Medicare reimbursement, we are able to offer a much less expensive alternative to traditional chiropractic services. We can do this because our clinics do not have the expenses of performing certain diagnostic procedures and processing reimbursement claims. Our model allows us to pass these savings on to our patients. According to Chiropractic Economics in 2017, the average fee for a chiropractic treatment involving spinal manipulation in a cash-based practice in the United States is approximately $77. By comparison, our average fee as of December 31, 2017, was approximately $26, approximately 66% lower than the industry average price.

We believe our pricing and service offering structure helps us to generate higher usage. The following table sets forth our average price per adjustment as of December 31, 2017, for patients who pay by single adjustment plans, multiple adjustment packages, and multiple adjustment membership plans. Our price per adjustment as of December 31, 2017 averaged approximately $26 across all three groups.

	The Joint Service Offering
	Single Visit	Package(s)	Membership(s)
Price per adjustment	$39	$20 – $33	$15 – $20

Proven track record of opening clinics and growing revenue at the clinic level.  We have grown our clinic revenue base consistently since we acquired our predecessor in March 2010. From January 2012 through December 31, 2017, we have increased monthly sales at our clinics from $0.4 million to $12.0 million. During this period, we increased the number of clinics in operation from 33 to 399.

We continue to be encouraged by the ability of individual clinics to generate growth. While there is significant variation in results among our system, and the results of our top-performing clinics are not representative of our system overall, we believe it is worth noting that in January 2012, the highest-performing clinic in our system was a franchise clinic which had monthly sales of approximately $45,000, and in December 2017, the highest performing clinic in our system was a franchise clinic which had monthly sales of approximately $108,000.

Strong and proven management team.  Our strategic vision is directed by our president and chief executive officer Peter D. Holt, who has more than 30 years of experience in domestic and international franchising, franchise development and operations. Under his direction we have confirmed our commitment to the continued strengthening of operations, the continued cultivation and management of our franchise community, as well as a strong commitment to future clinic development both domestically and internationally. Mr. Holt was most recently president and chief executive officer of Tasti-D-Lite & Planet Smoothie. He has also served as chief operating officer of 24seven Vending (U.S), where he directed its franchise system in the U.S., and as executive vice president of development for Mail Boxes Etc. and vice president of international for I Can’t Believe It’s Yogurt and Java Coast Fine Coffees. Mr. Holt directs a team of dedicated leaders who are focused on executing our business plan and implementing our growth strategy.

During 2016 and 2017, Mr. Holt assembled a strong management team including John Meloun as chief financial officer. In addition to valuable institutional memory, Mr. Meloun has financial and accounting experience from the University of Phoenix, Emerson Network Power and Motorola.

Also joining the team in 2016 was Eric Simon, vice president of franchise sales and development. Mr. Simon has over 20 years of experience in all aspects of franchising, most recently as director of franchise development for AAMCO Transmissions. Mr. Simon spent five years as a franchisee and area developer with Extreme Pita and previously spent 10 years with Mail Boxes Etc. in franchise sales roles.

In 2017, Jorge Armenteros joined as vice president of operations bringing with him more than 30 years of franchise operations leadership experience. For 10 years prior to joining the team, Mr. Armenteros was the executive senior vice president of franchise operations and corporate development for Campero USA, a fast food restaurant chain. Prior to that, he held progressively senior roles up to zone vice president and corporate office with the Dunkin Donuts, Baskin Robbins, Togo’s brand. His career also includes a period as a multi-unit franchisee of Dunkin Donuts..

Amy Karroum was promoted to vice president of human resources in 2017, having joined us in 2015. Prior to working at The Joint, Ms. Karroum was director of human resources for Thermo Fluids, an oil recycling company. And before that she spent five years in homebuilding with both Taylor Morrison and Pulte Homes.

In 2018, Jason Greenwood joined our management team as Vice President of Marketing. Mr. Greenwood spent the last 10 years at Peter Piper Pizza in progressively responsible roles, most recently as chief marketing officer. Prior to that he was a multi-unit franchisee for Robeks Juice.

We believe that our management team’s experience and demonstrated success in building and operating a robust franchise system will be a key driver of our growth and will position us well for achieving our long-term strategy.

Our Growth Strategy

Our goal is not only to capture a significant share of the existing market but also to expand the market for chiropractic care. We are accomplishing this through the rapid geographic expansion of our affordable franchising program and the opportunistic addition of company-owned or managed clinics. While we temporarily suspended our addition of company-owned or managed clinics during 2017 in order to stabilize our corporate clinic portfolio, we believe that we will be able to resume taking advantage of opportunities for the addition of company-owned or managed clinics during 2018. Accordingly, our long-term growth tactics include:

•	the continued growth of system sales and royalty income;
•	accelerating the opening of clinics already in development;
•	the sale of additional franchises;
•	the sale of additional regional developer protected territories;

•	increasing the capability and capacity of our existing regional developer network;
•	improving operational margins and leveraging infrastructure;
•	the opportunistic acquisition of existing franchises – referred to as “buybacks”; and
•	the development of company-owned clinics – referred to as “greenfields” – in clustered geographies.

 Our analysis of data from over 500,000 patient records from 395 clinics across 30 states suggests that the United States market alone can support at least 1,700 of our clinics.

Continued growth of system sales.

System wide comparable same-store sales growth, or “Comp Sales,” for 2017 was 21.0%, reflecting the growing acceptance of The Joint business model. Comp Sales refers to the amount of sales a clinic generates in the most recent accounting period, relative to the amount of sales it generated in a similar period in the past. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months, and exclude any clinics that have closed. We believe that the experience we have gained in developing and refining management systems, operating standards, training materials and marketing and customer acquisition activities has contributed to our system’s revenue growth. In addition, we believe that increasing awareness of our brand has contributed to revenue growth, particularly in markets where the number and density of our clinics has made cooperative and mass media advertising attractive. We believe that our ability to leverage aggregated and general media digital advertising and search tools will continue to grow as the number and density of our clinics increases.

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

Selling additional Regional Developer rights.

We believe that we can achieve scale faster by using a regional developer model, which is employed by many successful franchisors. We sell a regional developer the rights to open a minimum number of clinics in a defined territory. They in turn help us to identify and qualify potential new franchisees in that territory and assist us in providing field training, clinic openings and ongoing support. In return, we share part of the initial franchise fee and pay the regional developer 3% of the 7% ongoing royalties we collect from the franchisees in their protected territory. On December 31, 2016 we had eight regional developers operating. In 2017 we sold the rights to an additional 10 regional developer territories for a combined minimum development commitment of 259 clinics over the lifetime of their regional developer agreements.

Opening clinics in development.

In addition to our 399 operating clinics, as of December 31, 2017, we have granted franchises, either directly or through our regional developers, for an additional 104 clinics that we believe will be developed in the future. We will continue to support our franchisees and regional developers to open these clinics and to achieve sustainable performance as rapidly as possible.

During the year ended December 31, 2017, we terminated three franchise licenses for undeveloped clinics that were in default.

Continue to improve margins and leverage infrastructure.

We believe our corporate infrastructure can support a clinic base greater than our existing footprint. As we continue to grow, we expect to drive greater efficiencies across our operations, development and marketing programs and further leverage our technology and existing support infrastructure. We believe we will be able to control corporate costs over time to enhance margins as general and administrative expenses grow at a slower rate than our clinic base and sales. At the clinic level, we expect to drive margins and labor efficiencies through continued sales growth and consistently applied operating standards as our clinic base matures and the average number of patient visits increases. In addition, we will consider introducing selected and complementary branded products such as nutraceuticals or dietary supplements and related additional services.

Acquiring existing franchises.

We believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics. We will seek out the opportunistic acquisition of existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. Following the completion of the IPO through December 31, 2017, we acquired 34 existing franchises, subsequently closed three, and continue to operate 31 of them as company-owned or managed clinics.

Development of company-owned or managed clinics.

We acquired our first company-owned or managed clinic on December 31, 2014. In the first full calendar quarter after that acquisition, total revenue from company-owned or managed clinics was $0.4 million, growing to approximately $3.0 million in the quarter ended December 31, 2017. From July, 2016, we ceased additional expansion of our company-owned or managed clinic portfolio to allow our portfolio of clinics to mature and to focus resources on the growth of our franchise system. In January, 2017, we sold the assets of six of our 11 clinics in the Chicago area for a nominal amount to a limited liability company that includes existing franchisees as members, and recorded a related impairment charge. The limited liability company operates the clinics pursuant to a franchise agreement. We closed the remaining five Chicago-area clinics, as well as three company-managed clinics in upstate New York. Total revenue from our 47 company-owned or managed clinics was approximately $11.1 million for the year ended December 31, 2017 as compared to $8.6 million from 61 company-owned or managed clinics for the year ended December 31, 2016. Through December 31, 2017, revenue from company-owned or managed clinics consisted of revenue earned from 31 franchised clinics that we acquired, as well as 16 clinics that we developed.

When we resume the acquisition and development of company-owned or managed clinics, we intend to target geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertisement and marketing, and attain general corporate and administrative operating efficiencies. We also believe that the development timeline and point of break-even for company-owned or managed clinics can be shortened and that our revenue from company-owned or managed clinics will ultimately exceed revenue that would be generated through royalty income from a franchise-only system.

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

In states that regulate the “corporate practice of chiropractic,” our chiropractic services are provided by legal entities organized under state laws as professional corporations, or PCs or their equivalents. Each of the PCs is wholly owned by one or more licensed chiropractors, and employs or contracts with chiropractors in one or more offices. We do not own any capital stock of (or have any other ownership interest in) any such PC. We and our franchisees that are not owned by chiropractors enter into management services agreements with PCs to provide the PCs on an exclusive basis with all non-clinical administrative services needed by the chiropractic practice. In November, 2015, the California Board of Chiropractic Examiners commenced an administrative proceeding to which we were not a party, in which it claimed that the doctor who owns the PC that we manage in southern California violated California’s prohibition on the corporate practice of chiropractic, among other claims, because our management of the clinics operated by his PC involved the exercise of control over certain clinical aspects of his practice. The California Board of Chiropractic Examiners subsequently dismissed those claims in congruence with findings of the overseeing administrative judge. In June 2015, the New York Attorney General announced that it had entered into an Assurance of Discontinuance with a provider of business services to independently owned dental practices in New York, pursuant to which the provider paid a substantial fine and agreed to change its business and branding practices. While the effect of the proceeding before the California Board of Chiropractic Examiners and the New York Assurance of Discontinuance is that our business practices in California and New York may be under stricter scrutiny than elsewhere, we believe we are in substantial compliance with all applicable laws relating to the corporate practice of chiropractic.

Regulation relating to franchising

We are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a Franchise Disclosure Document or FDD containing certain information to prospective franchisees, and a number of states require registration of the FDD at least annually with state authorities. Included in the information required to be disclosed in our FDD is our business experience, material litigation, all fees due to us from franchisees, a franchisee’s estimated initial investment, restrictions on sources of products and services we impose on franchisees, development and operating obligations of franchisees, whether we provide financing to franchisees, our training and support obligations and other terms and conditions of our franchise agreement. We are operating under exemptions from registration in several states based on our qualifications for exemption as set forth in those states’ laws. Substantive state laws regulating the franchisor-franchisee relationship presently exist in many states. We believe that our FDD and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises. As of December 31, 2017, we were registered to sell franchises in every state (where registrations are required); and could sell franchises in all 50 states.

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

In August, 2015, the National Labor Relations Board (or “NLRB”) adopted a more expansive definition of what it means to be a “joint employer,” making it easier for employees of franchisees to organize and bargain collectively. This NLRB action, as well as a July 2014 NLRB action holding that McDonald’s Corporation could be held jointly liable for labor and wage violations by its franchisees, may also make it easier for a franchisor to be held responsible as employer for a franchisee’s misconduct. In December, 2017, the NLRB reversed the standard it had set in 2015 and reinstated a narrower definition of what it means to be a “joint employer.” We believe that this recent NLRB action is favorable to us and makes it less likely that we would be held accountable for the actions of our franchisees. In February 2018, the NLRB reversed its decision to revert to the narrower (and thus more favorable to us) definition of “joint employer,” due to a conflict of interest on the part of one of the NLRB’s commissioners. While this action was taken more on procedural than on policy grounds, it effectively reinstates the NLRB’s 2015 ruling.

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

Competition

The chiropractic industry is highly fragmented. According to First Research’s report, the top 50 providers of chiropractic services in the United States generate less than 10% of industry revenue. Our competitors include approximately 39,000 independent chiropractic offices currently open throughout the United States, according to a 2017 Kentley Insights market research report, as well as certain multi-unit operators. We may also face competition from traditional medical practices, outpatient clinics, physical therapists, med-spas, massage therapists and sellers of devices intended for home use to address back and joint discomfort. Our three largest multi-unit competitors are HealthSource Chiropractic, AlignLife Chiropractic & Natural Health Centers and ChiroOne Wellness Centers, all of which are insurance-based models.

We have identified three competitors who are attempting to duplicate our cash-only, low cost, appointment-free model. Based on publicly available information, these competitors each operate less than ten clinics as franchises. We anticipate that other direct competitors will join our industry as our visibility, reputation and perceived advantages become more widely known. We believe our first mover advantage, proprietary operations systems, and strong unit level economics will continue to accelerate our growth even with the spawning of additional competition.

Employees

As of March 2, 2018, we had 148 employees on a full-time basis. None of our employees are members of unions or participate in other collective bargaining arrangements.

Facilities

We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of March 2, 2018, we leased 47 facilities in which we operate or intend to operate clinics.

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

As of March 2, 2018, our franchisees operated 355 clinics in 29 states. All of our franchise locations are leased.

Intellectual Property

Trademarks, trade names and service marks

“The Joint Chiropractic” is our trademark, registered in December 2016, under registration number 5095943. We have also registered "Relief Recovery Wellness" in February 2018, under registration number 5398367, “Be Chiro-Practical” in October 2017, under registration number 5313693, “Relief. On so many levels” in December 2015, under registration number 4871809, and “The Joint” in April 2015, under registration number 4723892.

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

Our clinics continue to demonstrate increases in comparable clinic sales even as they mature. Our annual Comp Sales for the full year 2017, for clinics that have been open for greater than 48 months was 13%. However, we cannot assure you that this will continue for our existing clinics or that clinics we open in the future will see similar results. In new markets, the length of time before average sales for new clinics stabilize is less predictable and can be longer than we expect because of our limited knowledge of these markets and consumers’ limited awareness of our brand. New clinics may not be profitable and their sales performance may not follow historical patterns. In addition, our average clinic sales and comparable clinic sales for existing clinics may not increase at the rates achieved over the past several years. Our ability to operate new clinics, especially company-owned or managed clinics, profitably and increase average clinic sales and comparable clinic sales will depend on many factors, some of which are beyond our control, including:

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

Our growth plan includes a significant number of new clinics, focused currently on franchised clinics, but in the long term, also including company-owned or managed clinics. Our existing clinic management systems, administrative staff, financial and management controls and information systems may be inadequate to support our planned expansion. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing clinics. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, clinic teams and existing infrastructure which could harm our business, financial condition and results of operations. We are currently in the process of replacing and upgrading our management information systems, and we cannot provide assurances that we will accomplish this without delays, difficulties or service interruptions.

Our long-term strategy involves opening new, company-owned or managed clinics, and is subject to many unpredictable factors.

One component of our long-term growth strategy will be to open new company-owned or managed clinics and to operate those clinics on a profitable basis. After the sale or closing of 14 company-owned or managed clinics in Chicago and Upstate New York during 2017, we currently own or manage 47 company-owned or managed clinics. We suspended the development of new company-owned or managed clinics from July 2016 in order to stabilize our corporate clinic portfolio, and when we resume development of such clinics in 2018, we may not be able to open new company-owned or managed clinics as quickly as planned. In the past, we have experienced delays in opening some franchised clinics, for various reasons, including the landlord’s failure to turn over the premises to our franchisee on a timely basis. Such delays could happen again in future clinic openings. Delays or failures in opening new clinics could materially and adversely affect our growth strategy and our business, financial condition and results of operations. As we operate more clinics, our rate of expansion relative to the size of our clinic base will eventually decline.

In addition, one of our biggest challenges is locating and securing an adequate supply of suitable new clinic sites in our target markets. Competition for those sites is intense, and other retail concepts that compete for those sites may have unit economic models that permit them to bid more aggressively for those sites than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Our ability to open new clinics also depends on other factors, including:

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

The target area of our clinics varies by location and depends on a number of factors, including population density, other available retail services, area demographics and geography. As a result, the opening of a new clinic in or near markets in which we already have clinics could adversely affect the revenues of those existing clinics. Existing clinics could also make it more difficult to build our patient base for a new clinic in the same market. Our business strategy does not entail opening new clinics that we believe will materially affect revenue at our existing clinics, but we may selectively open new clinics in and around areas of existing clinics that are operating at or near capacity to effectively serve our patients. Revenue “cannibalization” between our clinics may become significant in the future as we continue to expand our operations and could affect our revenue growth, which could, in turn, adversely affect our business, financial condition and results of operations.

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

We believe we have built our reputation on high quality patient care, and we must protect and grow the value of our brand to continue to be successful in the future. Our brand may be diminished if we do not continue to make investments in areas such as marketing and advertising, as well as the day-to-day investments required for facility operations, equipment upgrades and staff training. Any incident, real or perceived, regardless of merit or outcome, that erodes our brand, such as failure to comply with federal, state or local regulations including allegations or perceptions of non-compliance or failure to comply with ethical and operating standards, could significantly reduce the value of our brand, expose us to adverse publicity and damage our overall business and reputation. Further, our brand value could suffer and our business could be adversely affected if patients perceive a reduction in the quality of service or staff.

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

We have experienced periods of net losses, including consolidated net losses of approximately $3.3 and $15.2 million for the years ended December 31, 2017 and 2016, respectively. Our revenue may not grow and we may not achieve or maintain profitability in the future. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in Management’s Discussion and Analysis. If we are not able to achieve, sustain or increase profitability, our business will be materially adversely affected and the price of our common stock may decline.

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

We do not own and we do not intend to own any of the real property where our company-owned or managed clinics will operate. We expect the spaces for the company-owned or managed clinics we intend to open in the future will be leased. We anticipate that our leases generally will have an initial term of five or ten years and generally can be extended only in five-year increments (at increased rates). We expect that all of our leases will require a fixed annual rent, although some may require the payment of additional rent if clinic sales exceed a negotiated amount. We expect that our leases will typically be net leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities, and that these leases will not be cancellable by us. If a future company-owned clinic is not profitable, resulting in its closure, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, we may fail to negotiate renewals as each of our leases expires, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close stores in desirable locations. These potential increases in occupancy costs and the cost of closing company-owned or managed clinics could materially adversely affect our business, financial condition or results of operations. We have settled disputes over future rent with landlords at eleven of the fourteen clinics that we either closed or never opened. We are currently negotiating with the remaining three landlords.

Our intended reliance on sources of revenue other than from franchise and regional developer licenses exposes us to risks including the loss of revenue and reduction of working capital.

From the commencement of our operations until we began to acquire or open company-owned or managed clinics, we have relied exclusively on the sale of franchises and regional developer licenses as sources of revenue until the franchises we have sold begin to generate royalty revenues. While we have determined to re-emphasize our franchising strategy in the near term, we may place less reliance in the future on these sources of revenue when we resume acquiring, developing and operating company-owned or managed clinics. Prior to January 1, 2018, we did not recognize revenues from company-owned or managed clinics until the opening of those clinics, and we will be required to use our working capital to operate our business and to develop company-owned or managed clinics. If the opening of our company-owned or managed clinics is delayed or if the cost of developing company-owned or managed clinics exceeds our expectations, we may experience insufficient working capital to fully implement our development plans, and our business, financial condition and results of operations could be adversely affected.

Our potential need to raise additional capital to accomplish our objectives of expanding into new markets and selectively developing company-owned or managed clinics exposes us to risks including limiting our ability to develop or acquire clinics and limiting our financial flexibility.

We intend to resume the selective development and acquisition of company-owned or managed clinics and related businesses. If we do not have sufficient cash resources, our ability to develop and acquire clinics and related businesses could be limited unless we are able to obtain additional capital through future debt or equity financings. Using cash to finance development and acquisition of clinics and related businesses could limit our financial flexibility by reducing cash available for operating purposes. Using debt financing could result in lenders imposing financial covenants that limit our operations and financial flexibility. Using equity financing may result in dilution of ownership interests of our existing stockholders. We may also use common stock as consideration for the future acquisition of clinics and related businesses. If our common stock does not maintain a sufficient market value or if prospective acquisition candidates are unwilling to accept our common stock as part of the consideration for the sale of their clinics or businesses, we may be required to use more of our cash resources or greater debt financing to complete these acquisitions.

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

A substantial portion of our revenues comes from royalties generated by our franchised clinics. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of December 31, 2017, we had franchisees operating 352 clinics. Accordingly, we are reliant on the performance of our franchisees in successfully opening and operating their clinics and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks as described in the next four risk factors, any one of which could impact our ability to collect royalty payments from our franchisees, may harm the goodwill associated with our brand and may materially adversely affect our business and results of operations.

Our franchisees are independent operators over whom we have limited control.

Franchisees are independent operators, and their employees are not our employees. Accordingly, their actions are outside of our control. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their approved locations, and state franchise laws may limit our ability to terminate or modify these franchise agreements. Moreover, despite our training, support and monitoring, franchisees may not successfully operate clinics in a manner consistent with our standards and requirements, or may not hire and adequately train qualified personnel. The failure of our franchisees to operate their franchises successfully and the actions taken by their employees could have a material adverse effect on our reputation, our brand and our ability to attract prospective franchisees, and on our business, financial condition and results of operations.

A July, 2014 decision by the United States National Labor Relations Board (or “NLRB”) held that McDonald’s Corporation could be held jointly liable for labor and wage violations by its franchisees. Also, in August, 2015, the NLRB adopted a more expansive definition of what it means to be a “joint employer,” making it easier for employees of franchisees to organize and bargain collectively. In December, 2017, the NLRB reversed the standard it had set in 2015 and reinstated a narrower definition of what it means to be a “joint employer.” We believe that this recent NLRB action is favorable to us and makes it less likely that we would be held accountable for the actions of our franchisees, however, if this standard is again expanded, or if the McDonald’s decision is upheld, it could result in us having responsibility for damages, reinstatement, back pay and penalties in connection with labor law violations by our franchisees over whom we have no control, and could have a material adverse effect on our financial condition and results of operations. In February 2018, the NLRB reversed its decision to revert to the narrower (and thus more favorable to us) definition of “joint employer,” due to a conflict of interest on the part of one of the NLRB’s commissioners. While this action was taken more on procedural than on policy grounds, it effectively reinstates the NLRB’s 2015 ruling.

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

Our franchise agreements specify a timetable for opening the clinic. Failure by our franchisees to open their clinics within the specified time limit would result in the reduction of royalty payments we receive and could result in the termination of the franchise agreement. As of December 31, 2017, we have 104 active licenses which we believe to be developable, and an additional eight letters of intent for future clinic licenses. Of these, 66 have not met their development requirements within the time periods specified in their franchise agreements.

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

Our regional developers are independent operators. Accordingly, their actions are outside of our control. We depend upon our regional developers to sell a minimum number of franchises within their territory and to assist the purchasers of those franchises to develop and operate their clinics. The failure by regional developers to sell the specified minimum number of franchises within the time limits set forth in their regional developer license agreements would reduce the franchise fees we receive, delay the payment of royalties to us and result in a potential event of default under the regional developer license agreement. Of our total of eighteen regional developers as of December 31, 2017, ten of which were sold during 2017, three have not met their minimum franchise opening requirements within the time periods specified in their regional developer agreements.

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

The business of providing chiropractic services is highly competitive in each of the markets in which our clinics operate. The primary bases of such competition are quality of care and reputation, price of services, marketing and advertising strategy and implementation, convenience, traffic flow and visibility of office locations and hours of operation. Our clinics compete with all other chiropractors in their local market. Many of those chiropractors have established practices and reputations in their markets. Some of these competitors and potential competitors may have financial resources, affiliation models, reputations or management expertise that provide them with competitive advantages over us, which may make it difficult to compete against them. Our three largest multi-unit competitors are HealthSource Chiropractic, which currently operates 295 units; AlignLife Chiropractic & Natural Health Centers, which currently operates 23 units; and ChiroOne Wellness Centers, which currently operates 41 units. Each of these competitors is currently operating under an insurance based model. In addition, a number of other chiropractic franchises and chiropractic practices that are attempting to duplicate or follow our business model are currently operating in our markets and in other parts of the country and may enter our existing markets in the future.

Our success is dependent on the chiropractors who control the professional corporations, or PC owners, with whom we enter into management services agreements, and we may have difficulty locating qualified chiropractors to replace PC owners.

In states that regulate the corporate practice of chiropractic, our chiropractic services are provided by legal entities organized under state laws as professional corporations, or PCs and their equivalents. Each PC employs or contracts with chiropractors in one or more offices. Each of the PCs is wholly owned by one or more licensed chiropractors, or medical professionals as state law may require, and we do not own any capital stock of any PC. We and our franchisees that are not owned by chiropractors enter into management services agreements with PCs to provide on an exclusive basis all non-clinical services of the chiropractic practice. The PC owner is critical to the success of a clinic because he or she has control of all clinical aspects of the practice of chiropractic and the provision of chiropractic services. Upon the departure of a PC owner, we may not be able to locate one or more suitably qualified licensed chiropractors to hold the ownership interest in the PC and maintain the success of the departing PC owner.

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

In February, 2015, the Arkansas Board of Chiropractic Examiners questioned whether our business model might violate Arkansas law in its response to an inquiry we made on behalf of one of our franchisees. While the Arkansas Board did not thereafter pursue the matter of a possible violation, it might choose to do so at any time in the future. The Kansas Healing Arts Board, in response to a third-party complaint about one of our franchisees, sent a letter to the franchisee in February 2015 questioning whether the franchise business model might violate Kansas law regarding the unauthorized practice of chiropractic care. We and the franchisee have had several communications with the Kansas Board with respect to modifying the management agreement to address its concerns, but we have no assurance that changes to the agreement will satisfy these concerns. The Oregon Board of Chiropractic Examiners has made several inquiries since our franchisees began operating in Oregon. While we have satisfied these past inquiries by providing a brief response or documentation, recently the Oregon Board has asked to meet with the franchisee’s PC chiropractor owner to address questions which may relate to our business model. In February 2018, the Oregon Board asked for clarification regarding ownership of our franchise locations operating in Oregon, and we intend to respond with the requested clarification.

In November, 2015, the California Board of Chiropractic Examiners commenced an administrative proceeding to which we are not a party, in which it claimed that the doctor who owns the PC that we manage in southern California violated California’s prohibition on the corporate practice of chiropractic, among other claims, because our management of the clinics operated by his PC involved the exercise of control over certain clinical aspects of his practice. The claims were subsequently dismissed congruent with the decision of the administrative law judge who conducted the proceeding; however, we cannot assure you that similar claims will not be made in the future, either against us or our affiliated PCs.

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

In December, 2017, the NLRB reversed the standard it had set in 2015 and reinstated a narrower definition of what it means to be a “joint employer.” We believe that this recent NLRB action is favorable to us and makes it less likely that we would be held accountable for the actions of our franchisees, However, if the expanded definition of “joint employer” is upheld in the Browning-Ferris appeal or in an expected appeal of the McDonald’s decision, it could result in us having responsibility for damages, reinstatement, back pay and penalties in connection with labor law violations by our franchisees over whom we have no control and could have a material adverse effect on our financial condition and results of operations. In February 2018, the NLRB reversed its decision to revert to the narrower (and thus more favorable to us) definition of “joint employer,” due to a conflict of interest on the part of one of the NLRB’s commissioners. While this action was taken more on procedural than on policy grounds, it effectively reinstates the NLRB’s 2015 ruling.

We and our affiliated chiropractor-owned PCs are subject to complex laws, rules and regulations, compliance with which may be costly and burdensome.

We, our franchisees and the chiropractor-owned PCs to which we and our franchisees provide management services, are subject to extensive federal, state and local laws, rules and regulations, including:

•	state regulations on the practice of chiropractic;

•	the Health Insurance Portability and Accountability Act of 1996, as amended, and its implementing regulations, or HIPAA, and other federal and state laws governing the collection, dissemination, use, security and confidentiality of patient-identifiable health and financial information;

•	federal and state laws and regulations which contain anti-kickback and fee-splitting provisions and restrictions on referrals;

•	the federal Fair Debt Collection Practices Act and similar state laws that restrict the methods that we and third-party collection companies may use to contact and seek payment from patients regarding past due accounts; and

•	state and federal labor laws, including wage and hour laws.

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

Our business model depends on proprietary and third-party management information systems that we use to, among other things, track financial and operating performance of our clinics, and any failure to successfully design and maintain these systems or implement new systems could materially harm our operations.

We depend on integrated management information systems, some of which are provided by third parties, and standardized procedures for operational and financial information, as well as for patient records and our billing operations. We are currently replacing and upgrading our management information systems. We may experience unanticipated delays, complications, data breaches or expenses in replacing, upgrading, implementing, integrating, and operating our systems. Our management information systems regularly require modifications, improvements or replacements that may require both substantial expenditures as well as interruptions in operations. Our ability to implement these systems is subject to the availability of skilled information technology specialists to assist us in creating, implementing and supporting these systems. Our failure to successfully design, implement and maintain all of our systems could have a material adverse effect on our business, financial condition and results of operations.

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

If our security systems are breached, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain patients.

Techniques used to gain unauthorized access to corporate data systems are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our patients, including credit card and debit card information and other personally identifiable information. Our systems, which are supported by our own systems and those of third-party vendors, are vulnerable to computer malware, Trojans, viruses, worms, break-ins, phishing attacks, denial-of-service attacks, attempts to access our servers in an unauthorized manner, or other attacks on and disruptions of our and third-party vendor computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information. If an actual or perceived breach of security occurs on our systems or a vendor’s systems, we may face civil liability and reputational damage, either of which would negatively affect our ability to attract and retain patients. We also would be required to expend significant resources to mitigate the breach of security and to address related matters.

We may not be able to effectively control the unauthorized actions of third parties who may have access to the patient data we collect. Any failure, or perceived failure, by us to maintain the security of data relating to our patients and employees, and to comply with our posted privacy policy, laws and regulations, rules of self-regulatory organizations, industry standards and contractual provisions to which we may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose patients, revenue and employees.

We are subject to a number of risks related to credit card and debit card payments we accept.

We accept payments through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our services, which could cause us to lose patients and revenue, or absorb an increase in our operating expenses, either of which could harm our operating results.

If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on patient satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly, and as a result, we do not automatically process monthly membership fees to our patients’ credit cards on a timely basis or at all, or there are issues with financial insolvency of our third-party vendors or other unanticipated problems or events, we could lose revenue, which would harm our operating results.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We are not currently accredited against, and in compliance with, the Payment Card Industry Data Security Standard, or PCI DSS, the payment card industry’s security standard for companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions. Once compliant, there is no guarantee that we will maintain PCI DSS compliance. Our failure to comply fully with PCI DSS in the future could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also could subject us to fines, penalties, damages and civil liability and could result in the suspension or loss of our ability to accept credit and debit card payments. Further, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card-related costs, each of which could adversely affect our business, financial condition and results of operations. If we are unable to maintain our chargeback or refund rates at acceptable levels, credit and debit card companies may increase our transaction fees, impose monthly fines until resolved or terminate their relationships with us. Any increases in our credit and debit card fees could adversely affect our results of operations, particularly if we elect not to raise our rates for our service to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

We, along with our affiliated PCs and their chiropractors, may be subject to malpractice and other similar claims and may be unable to obtain or maintain adequate insurance against these claims.

The provision of chiropractic services by chiropractors entails an inherent risk of potential malpractice and other similar claims. While we do not have responsibility for compliance by affiliated PCs and their chiropractors with regulatory and other requirements directly applicable to chiropractors, claims, suits or complaints relating to services provided at the offices of our franchisees or affiliated PCs may be asserted against us. As we develop company-owned or managed clinics, our exposure to malpractice claims will increase. We have experienced several malpractice claims since our founding in April, 2010, which we have defended or are vigorously defending and do not expect their outcome to have a material adverse effect on our business, financial condition or results of operations. The assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages. Our current minimum professional liability insurance coverage required for our franchisees, affiliated PCs and company-owned clinics is $1.0 million per occurrence and $3.0 million in annual aggregate, with a self-insured retention of $0 per claim and $0 annual aggregate. In addition, we have a corporate business owner’s policy with coverage of $2.0 million per occurrence and $4.0 million in annual aggregate. If we are unable to obtain adequate insurance or if there is an increase in the future cost of insurance to us and the chiropractors who provide chiropractic services or an increase in the amount we have to self-insure, there may be a material adverse effect on our business and financial results.

We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material monetary damages and other remedies.

In addition to malpractice claims, we are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, equal opportunity, harassment, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment in excess of our insurance coverage for any claims could materially and adversely affect our financial condition and results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could materially adversely affect our business, financial condition and results of operations.

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

All of our existing clinics are subject to leases. As we increase the number of our company-owned or managed clinics we will have increased our obligations under our operating leases. Changes to financial accounting standards will require such leases to be recognized on our balance sheet in the future. The lease terms of our clinics vary, but typically have initial terms of between five and ten years with five year renewal options. The accounting treatment of these leases is described in Note 1 to our consolidated financial statements.

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

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017 and contains many significant changes to U.S. Federal tax laws. The Act requires complex computations that were not previously provided for under U.S. tax law. The Company has provided for an estimated effect of the Act in its financial statements. The Act requires significant judgments to be made in interpretation of the law and significant estimates in the calculation of the provision for income taxes. However, additional guidance may be issued by the IRS, Department of the Treasury, or other governing body that may significantly differ from the Company’s interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period ended December 31, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

Our initial public offering had a significant, transformative effect on us. Prior to our initial public offering, our business operated as a privately-owned company, and we now incur significant additional legal, accounting, reporting and other expenses as a result of having publicly-traded common stock. As a public company with listed equity securities, we need to comply with certain laws, regulations and requirements, including corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC, and the requirements of The NASDAQ Capital Market with which we had not been required to comply as a private company. Complying with these statutes, regulations and requirements occupies a significant amount of time of our Board of Directors and management and has significantly increased our costs and expenses. We will continue to:

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2017, we have 13,586,254 outstanding shares of common stock, and are authorized to sell up to 20,000,000 shares of common stock. The trading volume of shares of our common stock has averaged 31,452 shares per day during the year ended December 31, 2017. Accordingly, sales of even small amounts of shares of our common stock by existing stockholders may drive down the trading price of our common stock.

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

Our actual results may differ from forecasts.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of March 2, 2018, we leased 47 facilities in which we operate or intend to operate clinics.

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

 Company Stock Performance

Fiscal Year 2016	High	Low
First Quarter	$5.89	$2.65
Second Quarter	$3.90	$2.03
Third Quarter	$3.20	$1.85
Fourth Quarter	$2.80	$1.96

Fiscal Year 2017	High	Low
First Quarter	$4.74	$2.48
Second Quarter	$4.35	$3.41
Third Quarter	$5.07	$3.46
Fourth Quarter	$6.00	$4.10

Holders

As of December 31, 2017, there were approximately 11 holders of record of our common stock and 13,586,254 shares of our common stock outstanding.

Dividends

Since our initial public offering, we have not declared nor paid dividends on our common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.

ITEM 6.                  SELECTED FINANCIAL DATA

	Year Ended December 31,
	2017	2016
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$25,164	$20,524
Cost of revenues	3,312	2,940
Selling, general and administrative expense	24,609	29,072
Loss from operations	(3,175)	(15,008)
Net loss	(3,275)	(15,174)
Basic and diluted loss per share	(0.25)	(1.20)
Weighted average shares outstanding used in computing basic and diluted loss per share	13,245,119	12,696,649
Non-GAAP Financial Data:
Net loss	(3,275)	(15,174)
Interest expense	105	15
Depreciation and amoritzation expense	2,017	2,566
Tax expense	36	164
EBITDA	(1,117)	(12,429)
Stock compensation expense	594	1,123
Acquisition related expenses	14	76
Loss on disposition or impairment	418	3,520
Adjusted EBITDA	$(91)	$(7,710)

	As of December 31,
	2017	2016
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	4,216	3,010
Property and equipment	3,800	4,725
Deferred franchise costs	1,297	1,585
Goodwill and intangible assets	4,676	5,089
Other assets	2,920	2,646
Total assets	16,910	17,055
Deferred revenue	7,247	5,309
Other liabilities	4,764	4,820
Total liabilities	12,011	10,129
Stockholders' equity	4,899	6,925

(1)

Adjusted EBITDA consists of net loss, before interest, income taxes, depreciation and amortization, acquisition related and stock compensation expense, bargain purchase gain, and loss on disposition or impairment. We have provided Adjusted EBITDA because it is a measure of financial performance commonly used for comparing companies in our industry. Adjusted EBITDA provides an alternative measure of cash flow from operations. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

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

Our management does not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of Adjusted EBITDA is that it excludes significant expenses and income that are required by GAAP to be recorded in our financial statements. Some of these limitations are:

a.	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

b.	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

c.	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

d.	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

e.	Adjusted EBITDA does not reflect the bargain purchase gain, which represents the excess of the fair value of net assets acquired over the purchase consideration. We do not consider this to be indicative of our ongoing operations; and

f.	Adjusted EBITDA does not reflect the loss on disposition or impairment, which represents the impairment of assets from Company managed clinics held for sale as of the reporting date. We do not consider this to be indicative of our ongoing operations.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. You should review the reconciliation of net income (loss) to Adjusted EBITDA above and not rely on any single financial measure to evaluate our business. The table above reconciles net loss to adjusted EBITDA for the years ended December 31, 2017 and 2016.

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of The Joint Corp. for the years ended December 31, 2017 and 2016 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information contained elsewhere in this Form 10-K.

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

Key Clinic Development Trends.   As of December 31, 2017, we and our franchisees operated 399 clinics. Of the 47 company-owned or managed clinics, 16 were constructed and developed by us, and 31 were acquired from franchisees.

Our current strategy is to grow through the sale and development of additional franchises, and to foster the growth of acquired and developed clinics that are owned and managed by us. In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics. We will seek out the opportunistic acquisition of existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors.

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

Significant Events and/or Recent Developments

In January 2017, we entered into a Credit and Security Agreement (the “Credit Agreement”), and signed a revolving credit note payable to the lender. Under the Credit Agreement, we are able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans is at a rate equal to 10% per annum, provided, however, that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest is due and payable on the last day of each fiscal quarter in an amount determined by us, but not less than $25,000. The lender’s lending commitments under the Credit Agreement terminate in December 2019, unless sooner terminated in accordance with the provisions of the Credit Agreement. We intend to use the credit facility for general working capital needs. We have drawn $1,000,000 of the $5,000,000 available under the Credit Agreement.

In January 2017, we sold the assets of six of our 11 clinics in the Chicago area for a nominal amount to a limited liability company that includes existing franchisees. The purchaser will continue to operate the clinics as franchised locations pursuant to a franchise agreement. Concurrently, we sold regional developer rights to the Chicago area to the purchaser of our six Chicago clinics for $300,000. Pursuant to the regional developer agreement, the limited liability company has agreed to open a minimum of 30 Chicago area clinics over the next 10 years. We have closed the remaining five Chicago-area clinics, as well as three Company-managed clinics in upstate New York. We recognized an additional lease exit liability in the first quarter of 2017 related to these closures. These assets were designated as held for sale as of December 31, 2016, and we recognized a loss on disposition or impairment of approximately $3.5 million. We made these tactical decisions in the 4th quarter of 2016 to reduce our current cash usage, allowing us to focus on accelerating the point at which we believe we will achieve cash-flow breakeven.

During the first quarter of 2017, we sold regional developer territories for Chicago, Philadelphia and Washington State for a total of approximately $650,000. Their combined development schedule requires the opening and operating of a minimum of 70 clinics over a ten-year period. The revenues related to these sales will be recognized over the estimated number of franchised clinics to be opened in the respective territories.

During the second quarter of 2017, we sold two regional developer territories for Central Florida and Ohio for a total of $620,000.  Their combined development schedule requires the opening and operating of a minimum of 79 franchised clinics over a ten-year period.

During the third quarter of 2017, we sold three regional developer territories for New Jersey, Maryland/Washington DC and Minnesota for a total of approximately $440,000. Their combined development schedule requires the opening and operating of a minimum of 62 franchised clinics over a ten-year period, with respect to New Jersey and Maryland/Washington DC and a five-year period for the Minnesota territory.

During the fourth quarter of 2017, we sold two regional developer territories for certain areas of Texas, Oklahoma and Arkansas as well as Tennessee for a total of approximately $642,000. Their combined development schedule requires the opening and operating of a minimum of 48 franchised clinics over a ten-year period, with respect to Texas, Oklahoma and Arkansas and an eight-year period for the Tennessee territory.

During the twelve months ended December 31, 2017, we terminated three franchise licenses that were in default. In conjunction with these terminations, during the twelve months ended December 31, 2017, we recognized $92,915 of revenue and $18,250 of costs, which were previously deferred.

Factors Affecting Our Performance

Our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic openings, markets in which they are contained and related expenses, general economic conditions, consumer confidence in the economy, consumer preferences, and competitive factors.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for the Company on January 1, 2018. The Company expects the adoption of this standard to negatively impact 2018 consolidated franchise fee revenues by approximately $0.2 million, favorably impact regional developer fees revenue by approximately $0.2 million, and favorably decrease franchise cost of revenue by approximately $0.1 million as compared to forecasted amounts under previous GAAP.

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

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions discussed in Note 2 to the consolidated financial statements. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, we perform an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company recorded an impairment charge of $54,994 during the year ended December 31, 2016 which represents the write-off of the goodwill associated with an acquired clinic in New York. No impairment was recorded for the year ended December 31, 2017.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. Impairments of $0 and approximately $2.4 million were recorded for the years ended December 31, 2017 and 2016, respectively.

Stock-Based Compensation

We account for share-based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. We determine the estimated grant-date fair value of restricted shares using quoted market prices and the grant-date fair value of stock options using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including the estimated fair value of underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. We recognize compensation costs ratably over the period of service using the straight-line method.

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

Regional Developer Fees. During 2011, the Company established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under the historical program, regional developers paid a license fee ranging from $7,250 to 25% of the then current franchise fee for each franchise they received the right to develop within the region. In 2017, the program was revised to grant exclusive geographical territory and establish a minimum development obligation within that defined territory. Regional developers receive fees ranging from $14,500 to $19,950, which are collected from franchisees upon the sale of franchises within their region and a royalty of 3% of sales generated by franchised clinics in their region. Regional developer fees paid to the Company are nonrefundable and are recognized as revenue when the Company has performed substantially all initial services required by the regional developer agreement, which generally is considered to be upon the opening of each franchised clinic. Accordingly, revenue is recognized on a pro-rata basis determined by the number of franchised clinics to be opened in the area covered by the regional developer agreement. Upon the execution of a regional developer agreement, the Company estimates the number of franchised clinics to be opened, which is typically consistent with the contracted minimum. The Company reassesses the number of clinics expected to be opened as the regional developer performs under its regional developer agreement. When a material change to the original estimate becomes apparent, the amount of revenue to be recognized per clinic is revised on a prospective basis, and the unrecognized fees are allocated among, and recognized as revenue upon the opening of, the expected remaining unopened franchised clinics within the region. The franchisor’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. Several of the regional developer agreements grant the Company the option to repurchase the regional developer’s license.

For the year ended December 31, 2017, the Company entered into ten regional developer agreements for which it received approximately $2.1 million, which was deferred as of the respective transaction dates and will be recognized on a pro-rata basis over the estimated number of franchised clinics to be opened in the respective regions. Certain of these regional developer agreements resulted in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated with the sale of the royalty stream is being recognized over the remaining life of the respective franchise agreements.

Revenues and Management Fees from Company Clinics.  The Company earns revenues from clinics that it owns and operates or manages throughout the United States.  In those states where the Company owns and operates the clinics, revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing.  Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed.  In other states where state law requires the chiropractic practice to be owned by a licensed chiropractor, the Company enters into a management agreement with the doctor’s PC.  Under the management agreement, the Company provides administrative and business management services to the doctor’s PC in return for a monthly management fee.  When the collectability of the full management fee is uncertain, the Company recognizes management fee revenue only to the extent of fees expected to be collected from the PCs.

Royalties. The Company collects royalties, as stipulated in its franchise agreements, equal to 7% of gross sales, and a marketing and advertising fee currently equal to 2% of gross sales. Certain franchisees with franchise agreements acquired during the formation of the Company pay a monthly flat fee. Royalties are recognized as revenue when earned. Royalties are collected bi-monthly two working days after each sales period has ended.

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

Results of Operations

Total Revenues

Components of revenues for the year ended December 31, 2017 as compared to the year ended December 31, 2016, are as follows:

	Year Ended December 31,
	2017	2016	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$11,125,115	$8,550,980	$2,574,135	30.1%
Royalty fees	7,722,856	5,973,079	1,749,777	29.3%
Franchise fees	1,442,415	2,286,809	(844,394)	(36.9)%
Advertising fund revenue	2,753,776	1,866,406	887,370	47.5%
IT related income and software fees	1,137,363	932,709	204,654	21.9%
Regional developer fees	583,550	617,573	(34,023)	(5.5)%
Other revenues	398,929	296,084	102,845	34.7%

Total revenues	$25,164,004	$20,523,640	$4,640,364	22.6%

The reasons for the significant changes in our components of total revenues are as follows:

Consolidated Results

•	Total revenues increased by $4.6 million primarily due to the continued revenue growth of our company-owned or managed clinics, and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues and management fees from company-owned or managed clinics increased primarily due to improved same-store sales growth, offset by fewer company-owned or managed clinics in operation during 2017 compared to 2016. As of December 31, 2017 and 2016, there were 47 and 61 company-owned or managed clinics in operation, respectively.

Franchise Operations

•	Royalty fees have increased due to an increase in the number of franchised clinics in operation along with continued sales growth in existing franchised clinics. As of December 31, 2017 and 2016, there were 352 and 309 franchised clinics in operation, respectively.

•	Franchise fees decreased due to the timing of franchise license terminations and fewer clinic openings. In the year ended December 31, 2017 and 2016, we recognized revenue from terminations of $0.1 million and $0.5 million, respectively. In the year ended December 31, 2017 and 2016, we had 41 and 56 franchised clinic openings, respectively.

•	Regional developer fees decreased due to the timing of regional developer terminations. We recognized revenue in relation to regional developer terminations of $0 and $0.1 million during the years ended December 31, 2017 and 2016, respectively.

•	IT related income and software fee, advertising fund revenue and other revenues increased due to an increase in our franchise clinic base as described above.

Cost of Revenues

	Year Ended December 31,		Change from	Percent Change
	2017	2016	Prior Year	from Prior Year
Cost of Revenues	$3,312,194	$2,939,609	$372,585	12.7%

For the year ended December 31, 2017, as compared with the year ended December 31, 2016, the total cost of revenues increased due to an increase in regional developer royalties of $0.6 million triggered by an increase of royalty revenues of approximately 29%, offset by a reduction of $0.2 million in regional developer commissions recognized in conjunction with franchise openings.

Selling and Marketing Expenses

	Year Ended December 31,		Change from	Percent Change
	2017	2016	Prior Year	from Prior Year
Selling and Marketing Expenses	$4,473,881	$4,419,180	$54,701	1.2%

Selling and marketing expenses increased slightly for the year ended December 31, 2017, as compared to the year ended December 31, 2016, driven by an increase in the overall size of the national marketing fund due to a larger franchise clinic base, offset by lower spending on company-owned or managed clinics advertising and promotion due to the sale or closure of 14 clinics.

Depreciation and Amortization Expenses

	Year Ended December 31,		Change from	Percent Change
	2017	2016	Prior Year	from Prior Year
Depreciation and Amortization Expenses	$2,017,323	$2,566,136	$(548,813)	(21.4)%

Depreciation and amortization expenses decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to the sale or closure of 14 company-owned or managed clinics.

General and Administrative Expenses

	Year Ended December 31,		Change from	Percent Change
	2017	2016	Prior Year	from Prior Year
General and Administrative Expenses	$18,117,533	$22,086,321	$(3,968,788)	(18.0)%

General and administrative expenses decreased during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the following:

•	A decrease of approximately $1.2 million in payroll related expenses and approximately $0.8 million in utilities and facilities related expenses primarily due to the sale or closure of 14 company-owned or managed clinics; and

•	A decrease of approximately $0.6 million in legal and accounting related expenses and approximately $1.0 million of other miscellaneous expenses as a result of certain legal settlements and real estate development expenses recognized in the year ended December 31, 2016.

Loss from Operations

	Year Ended December 31,		Change from	Percent Change
	2017	2016	Prior Year	from Prior Year
Loss from Operations	$(3,174,898)	$(15,007,976)	$11,833,078	(78.8)%

Consolidated Results

Consolidated loss from operations decreased by $11.8 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by the $8.0 million decrease in operating loss in the corporate clinic segment, discussed below, a decrease in corporate general and administrative expenses of $2.1 million, and increased net income from franchise operations of $1.7 million discussed below.

Franchise Operations

Our franchise operations segment had net income from operations of $6.2 million for the year ended December 31, 2017, an increase of $1.7 million, compared to net income from operations of $4.5 million for the year ended December 31, 2016. This increase was primarily driven by:

•	An increase of approximately $1.2 million in total revenues (net of national marketing fund contributions), due primarily to an approximately 29% increase in franchise royalty revenues; and

•	A decrease of approximately $0.8 million in general and administrative expenses, primarily related to decreases of $0.6 million in payroll related expenses and $0.2 million in legal, accounting and professional services; offset by,

•	An increase of approximately $0.4 million in royalties and commissions, paid to regional developers.

Corporate Clinics

Our corporate clinics segment (i.e., company-owned or managed clinics) had a loss from operations of $1.7 million for the year ended December 31, 2017, a decrease of $8.0 million compared to a loss from operations of $9.7 million for the same period ended December 31, 2016. This decrease was primarily driven by:

•	a $3.5 million loss recorded during the year ended December 31, 2016, on disposition or impairment of the portfolio of clinics in Illinois and New York deemed to be held for sale as of December 31, 2016. The loss on disposition or impairment consisted of a $2.4 million impairment charge to lower the carrying costs of property and equipment to its estimated fair value less cost to sell, a $0.7 million write-off of accounts receivable deemed to be uncollectible for certain working capital advances made to PC entities in Illinois and New York, a $0.1 million impairment charge related to goodwill and intangible assets associated with an acquired clinic in New York, and a $0.3 million lease exit liability recorded for certain abandoned leases during the fourth quarter. During the year ended December 31, 2017, we recorded a $0.4 million loss on disposition or impairment primarily related to additional lease exit liabilities recorded to exit the remaining clinics in the Illinois and New York markets. Overall this represented a $3.1 million decrease in loss from operations;

•	An increase in revenues of approximately $2.6 million from company-owned or managed clinics; and

•	A decrease of approximately $0.8 million in occupancy costs, $0.6 million of selling and marketing expenses, $0.6 million in depreciation and amortization, and $0.3 million of other general and administrative costs primarily due to the sale or closure of 14 company-owned or managed clinics.

Income Tax (Expense) Benefit

	Year Ended December 31,		Change from	Percent Change
	2017	2016	Prior Year	from Prior Year
Income Tax Expense	$(35,880)	$(164,429)	$128,549	(78.2)%

Changes in our income tax expense related primarily to changes in the valuation allowance on our deferred tax assets and the impact of certain permanent differences on taxable income. For the years ended December 31, 2017 and 2016, the effective rates were -1.1% and -2.6%, respectively. The difference is due to an increased valuation allowance against our net deferred tax assets, in addition to state income taxes relating to Voluntary Disclosure Agreements (“VDAs”) with various taxing jurisdictions and an adjustment to expected federal income tax refunds.

U.S. Tax Reform

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. Certain income tax effects of the Act, including $3.9 million of tax expense recorded principally due to the write-down of our net deferred tax assets, are reflected in our financial results in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which provides SEC staff guidance regarding the application of Accounting Standards Codification (ASC) Topic 740, Income Taxes, in the reporting period in which the Act became law. See Note 9 to the consolidated financial statements for further information on the financial statement impact of the Act.

Liquidity and Capital Resources

Sources of Liquidity

From 2012 until November 2014, when we completed an initial public offering (“IPO”), we financed our business primarily through existing cash on hand and cash flows from operations.

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

As of December 31, 2017, we had cash and short-term bank deposits of approximately $4.2 million. We generated approximately $0.2 million of cash flow from operating activities in the year ended December 31, 2017. We will continue to preserve cash, and while we plan to resume the acquisition and development of company-owned or managed clinics we intend to progress at a measured pace and target geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertisement and marketing and attain general corporate and administrative operating efficiencies.

In January 2017, we executed a Credit and Security Agreement which provided a credit facility up to $5.0 million. We have drawn $1.0 million under the credit facility. See Note 7 to our consolidated financial statements included in this report for additional discussion of the credit facility.

Analysis of Cash Flows

Net cash provided by operating activities was $0.2 million for the year ended December 31, 2017, compared to net cash used in operating activities of $10.8 million for the year ended December 31, 2016.  This change was attributable primarily to a decrease in net loss.

Net cash used in investing activities was approximately $0.4 million and $2.7 million during the years ended December 31, 2017 and 2016, respectively.  For the year ended December 31, 2017, this includes purchases of property and equipment of approximately $0.4 million. For the year ended December 31, 2016, this includes cash paid for acquisitions of approximately $0.8 million, cash paid for reacquisition and termination of regional developer rights of approximately $0.3 million and purchases of property of equipment of approximately $1.6 million.

Net cash provided by (used in) financing activities was approximately $1.4 million and ($0.2) million during the years ended December 31, 2017 and 2016, respectively.  For the year ended December 31, 2017, this includes borrowings on revolving credit note payable of $1 million, proceeds from sale of treasury stock of approximately $0.3 million, proceeds from exercise of stock options of approximately $0.4 million partially offset by repayments on notes payable of approximately $0.2 million. For the year ended December 31, 2016, this includes repayments on notes payable of approximately $0.4 million partially offset by treasury stock sales of approximately $0.2 million.

Recent Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for information regarding recently issued accounting pronouncements that may impact our financial statements.

Contractual Obligations and Risk

The following table summarizes our contractual obligations at December 31, 2017 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	$11,228,713	$2,119,305	$1,808,476	$1,544,978	$1,411,126	$1,283,865	$3,060,963
Notes payable	1,100,000	100,000	1,000,000	-	-		-
	$12,328,713	$2,219,305	$2,808,476	$1,544,978	$1,411,126	$1,283,865	$3,060,963

Off-Balance Sheet Arrangements

During the year ended December 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

The Joint Corp. and Subsidiary

Scottsdale, Arizona

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of The Joint Corp. and Subsidiary (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows, for each year in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each year in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

EKS&H LLLP

March 9, 2018

Denver, Colorado

We have served as the Company's auditor since 2013.

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,216,221	$3,009,864
Restricted cash	103,819	334,394
Accounts receivable, net	1,138,380	1,021,733
Income taxes receivable	-	42,014
Notes receivable - current portion	171,928	40,826
Deferred franchise costs - current portion	484,081	748,300
Prepaid expenses and other current assets	542,342	499,525
Total current assets	6,656,771	5,696,656
Property and equipment, net	3,800,466	4,724,706
Notes receivable, net of current portion and reserve	351,857	-
Deferred franchise costs, net of current portion	812,600	836,350
Intangible assets, net	1,760,042	2,338,922
Goodwill	2,916,426	2,750,338
Deposits and other assets	611,808	707,889
Total assets	$16,909,970	$17,054,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,068,669	$1,054,946
Accrued expenses	86,959	299,997
Co-op funds liability	89,681	73,246
Payroll liabilities	867,430	750,421
Notes payable - current portion	100,000	331,500
Deferred rent - current portion	152,198	215,450
Deferred revenue - current portion	2,553,818	3,077,430
Other current liabilities	48,534	60,894
Total current liabilities	4,967,289	5,863,884
Notes payable, net of current portion	1,000,000	-
Deferred rent, net of current portion	802,492	1,400,790
Deferred revenue, net of current portion	4,693,441	2,231,712
Deferred tax liability	136,434	120,700
Other liabilities	411,497	512,362
Total liabilities	12,011,153	10,129,448
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of December 31, 2017, and December 31, 2016	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,600,338 shares issued and 13,586,254 shares outstanding as of December 31, 2017 and 13,317,393 shares issued and 13,020,889 outstanding as of December 31, 2016	13,600	13,317
Additional paid-in capital	37,229,869	36,398,588
Treasury stock 14,084 shares as of December 31, 2017 and 296,504 shares as of December 31, 2016, at cost	(86,045)	(503,118)
Accumulated deficit	(32,258,607)	(28,983,374)
Total stockholders' equity	4,898,817	6,925,413
Total liabilities and stockholders' equity	$16,909,970	$17,054,861

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
Revenues:
Revenues and management fees from company clinics	$11,125,115	$8,550,980
Royalty fees	7,722,856	5,973,079
Franchise fees	1,442,415	2,286,809
Advertising fund revenue	2,753,776	1,866,406
IT related income and software fees	1,137,363	932,709
Regional developer fees	583,550	617,573
Other revenues	398,929	296,084
Total revenues	25,164,004	20,523,640
Cost of revenues:
Franchise cost of revenues	2,996,797	2,717,691
IT cost of revenues	315,397	221,918
Total cost of revenues	3,312,194	2,939,609
Selling and marketing expenses	4,473,881	4,419,180
Depreciation and amortization	2,017,323	2,566,136
General and administrative expenses	18,117,533	22,086,321
Total selling, general and administrative expenses	24,608,737	29,071,637
Loss on disposition or impairment	417,971	3,520,370
Loss from operations	(3,174,898)	(15,007,976)

Other expense, net	(64,455)	(1,467)
Loss before income tax expense	(3,239,353)	(15,009,443)

Income tax expense	(35,880)	(164,429)

Net loss and comprehensive loss	$(3,275,233)	$(15,173,872)

Loss per share:
Basic and diluted loss per share	$(0.25)	$(1.20)

Basic and diluted weighted average shares outstanding	13,245,119	12,696,649

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balances, December 31, 2015	13,070,180	$13,070	$35,267,376	534,000	$(791,638)	$(13,809,502)	$20,679,306
Stock-based compensation expense	-	-	1,123,481	-	-	-	1,123,481
Issuance of vested restricted stock	162,441	162	(162)	-	-	-	-
Exercise of stock options	37,824	38	70,893	-	-	-	70,931
Issuance of common stock, offering costs adjustment	-	-	(1,042)	-	-	-	(1,042)
Purchases of treasury stock under employee stock plans	-	-	-	13,376	(83,391)	-	(83,391)
Sale of treasury stock	-	-	(161,911)	(250,872)	371,911	-	210,000
Issuance of common stock for legal settlement	46,948	47	99,953	-	-	-	100,000
Net loss	-	-	-	-	-	(15,173,872)	(15,173,872)
Balances, December 31, 2016	13,317,393	$13,317	$36,398,588	296,504	$(503,118)	$(28,983,374)	$6,925,413
Stock-based compensation expense	-	-	594,371	-	-	-	594,371
Issuance of vested restricted stock	76,070	76	(76)	-	-	-	-
Purchases of treasury stock under employee stock plans	-	-	-	708	(2,655)	-	(2,655)
Sale of treasury stock	-	-	(127,057)	(283,128)	419,728	-	292,671
Exercise of stock options	206,875	207	364,043	-	-	-	364,250
Net loss	-	-	-	-	-	(3,275,233)	(3,275,233)
Balances, December 31, 2017	13,600,338	$13,600	$37,229,869	14,084	$(86,045)	$(32,258,607)	$4,898,817

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,275,233)	$(15,173,872)
Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery) provision for bad debts	(40,000)	(10,830)
Regional developer fees recognized upon acquisition of development rights	-	(138,500)
Adjustment to deferred revenue from previous acquisitions	133,943	-
Net franchise fees recognized upon termination of franchise agreements	(73,665)	(342,259)
Depreciation and amortization	2,017,323	2,566,136
Gain on sale of fixed assets	(14,525)	(2,191)
Loss on disposition or impairment of assets	417,971	3,520,370
Deferred income taxes	15,734	120,700
Stock based compensation expense	594,371	1,123,481
Cash paid for legal settlement	-	100,000
Changes in operating assets and liabilities:
Restricted cash	230,575	50,888
Accounts receivable	(124,108)	(999,522)
Income taxes receivable	42,014	28,967
Prepaid expenses and other current assets	(42,817)	(133,492)
Deferred franchise costs	269,719	361,600
Deposits and other assets	96,081	71,549
Accounts payable	(36,751)	(953,084)
Accrued expenses	(213,038)	(75,532)
Co-op funds liability	16,435	(127,832)
Payroll liabilities	117,009	(742,954)
Other liabilities	(734,321)	(19,130)
Deferred rent	(410,964)	824,390
Deferred revenue	1,170,691	(896,195)
Net cash provided by (used in) operating activities	156,444	(10,847,312)

Cash flows from investing activities:
Cash paid for acquisitions	-	(839,000)
Reacquisition and termination of regional developer rights	-	(325,000)
Purchase of property and equipment	(449,204)	(1,567,727)
Payments received on notes receivable	76,351	35,905
Net cash used in investing activities	(372,853)	(2,695,822)

Cash flows from financing activities:
Borrowings on revolving credit note payable	1,000,000	-
Issuance of common stock, offering costs adjustment	-	(1,042)
Purchases of treasury stock under employee stock plans	(2,655)	(83,391)
Proceeds from sale of treasury stock	292,671	210,000
Proceeds from exercise of stock options	364,250	70,931
Repayments on notes payable	(231,500)	(436,350)
Net cash provided by (used in) financing activities	1,422,766	(239,852)

Net increase (decrease) in cash	1,206,357	(13,782,986)
Cash at beginning of year	3,009,864	16,792,850
Cash at end of year	$4,216,221	$3,009,864

During the years ended December 31, 2017 and 2016, cash paid for income taxes was $29,315 and $11,250, respectively. During the years ended December 31, 2017 and 2016, cash paid for interest was $108,016 and $15,262, respectively.

Supplemental disclosure of non-cash activity:

As of December 31, 2017, the Company had property and equipment purchases of $50,474 which were included in accounts payable. As of December 31, 2016, the Company had property and equipment purchases of $11,059 which were included in accounts payable.

In connection with the acquisitions of franchises during the year ended December 31, 2016, the Company acquired $293,014 of property and equipment, intangible assets of $339,000, goodwill of $269,780 and assumed deferred revenue associated with membership packages paid in advance of $45,072 in exchange for $839,000 in cash and notes payable issued to the sellers for an aggregate amount of $186,000. Additionally, at the time of these transactions, the Company carried deferred revenue of $29,000, representing franchise fees collected upon the execution of franchise agreements, and deferred costs of $1,450, related to its acquisition of undeveloped franchises. The Company netted these amounts against the aggregate purchase price of the acquisitions (Note 2).

In connection with the reacquisition and termination of regional developer rights during the year ended December 31, 2016, the Company had deferred revenue of $224,750 representing license fees collected upon the execution of the regional developer agreements.  In accordance with ASC-952-605, the Company netted these amounts against the aggregate purchase price of the acquisitions.

In connection with the sale of the regional developer territories in Central Florida, Maryland/Washington DC, Minnesota, Texas, Oklahoma and Arkansas, the Company issued notes receivable in the amount of $559,310 with revenue to be recognized over the anticipated number of clinics to be opened in the respective territories. The Company has recognized $14,967 of revenue related to these notes in the year ended December 31, 2017.

During December of 2016, the Company entered into a settlement agreement, whereby it resolved a pending litigation matter. Under the terms of the settlement agreement, the Company agreed to a one-time settlement amount comprised of cash and 46,948 shares of common stock. The fair value of the total consideration related to common stock was $100,000. The fair value of the common stock was measured using the closing price of the Company's common stock on the settlement date.

During December of 2017 the Company recorded an adjustment to goodwill related to deferred revenue from previous acquisitions of $166,088.

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Joint Corp. and its wholly-owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”), which was dormant for all periods presented.

All significant intercompany accounts and transactions between The Joint Corp. and its subsidiary have been eliminated in consolidation. Certain balances were reclassified from general and administrative expenses to other expense, net, as well as certain balances from other revenues to revenues and management fees from company clinics for the year ended December 31, 2016 to conform to the current year presentation and align with the segment footnote presentation.

Comprehensive Loss

 Net loss and comprehensive loss are the same for the years ended December 31, 2017 and 2016.

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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
Franchised clinics:	2017	2016
Clinics open at beginning of period	309	265
Opened or purchased during the period	41	56
Acquired or sold during the period	6	(6)
Closed or sold during the period	(4)	(6)
Clinics in operation at the end of the period	352	309

	Year Ended December 31,
Company-owned or managed clinics:	2017	2016
Clinics open at beginning of period	61	47
Opened during the period	-	8
Acquired during the period	-	6
Closed or sold during the period	(14)	-
Clinics in operation at the end of the period	47	61

Total clinics in operation at the end of the period	399	370

Clinics licenses sold but not yet developed	104	115
Executed letters of intent for future clinic licenses	8	-

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

Certain states, in which the Company manages clinics, regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. Such PCs are VIEs. In these states, the Company has entered into management services agreements with PCs under which the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. The Company has analyzed its relationship with the PCs and has determined that the Company does not have the power to direct the activities of the PCs. As such, the activity of the PCs is not included in the Company’s consolidated financial statements

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company had no cash equivalents as of December 31, 2017 and 2016.

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

Concentrations of Credit Risk

From time to time, the Company grants credit in the normal course of business to franchisees and PCs related to the collection of royalties and other operating revenues. The Company periodically performs credit analysis and monitors the financial condition of the franchisees and PCs to reduce credit risk. As of December 31, 2017 and 2016, one PC entity and six franchisees represented 13% and 24%, respectively, of outstanding accounts receivable. The Company did not have any customers that represented greater than 10% of its revenues during the years ended December 31, 2017 and 2016.

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees, royalty fees, marketing and advertising expenses and amounts due from PCs for which the Company performs management services for the repayment of working capital advances. The Company considers an allowance for doubtful accounts based on the creditworthiness of the franchisee or named entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. The losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2017 and 2016, the Company had an allowance for doubtful accounts of $0 and $131,830, respectively. During the year ended December 31, 2017 the Company recovered $40,000 of accounts receivable that had previously been deemed uncollectible.

The Company writes off accounts receivable when it deems them uncollectible and records recoveries of accounts receivable previously written off when it receives them. In the year ended December 31, 2017, the Company determined that certain working capital advances from its PC entities in Illinois and New York were no longer collectible as a result of the sale or closure of the related clinics. Accordingly, the Company wrote-off approximately $47,000 of accounts receivable to loss on disposition or impairment related to these entities during the year ended December 31, 2017. The Company wrote-off $731,857 of accounts receivable to loss on disposition or impairment related to these entities during the year ended December 31, 2016.

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

Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statement of operations.

Software Developed

The Company capitalizes certain software development costs. These capitalized costs are primarily related to proprietary software used by clinics for operations and by the Company for the management of operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized as assets in progress until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Software developed is recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally 5 years.

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

The Company recorded an impairment charge of $38,185 during the year ended December 31, 2016 related to closure of an acquired clinic in New York. No impairment was recorded for the year ended December 31, 2017.

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

The Company recorded an impairment charge of $54,994 during the year ended December 31, 2016 which represents the write-off of the goodwill associated with the closure of an acquired clinic in New York. No impairment was recorded for the year ended December 31, 2017.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded for the year ended December 31, 2017. The Company recorded an impairment charge of $2.3 million during the year ended December 31, 2016 due to the sale or closure of clinics in Illinois and New York (Note 4).

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

Lease exit liability at December 31, 2016	$338,151
Additions	883,146
Settlements	(891,991)
Net accretion	(29,906)
Lease exit liability at December 31, 2017	$299,400

As of December 31, 2016, the Company recognized a liability of approximately $0.3 million related to operating leases that will no longer provide economic benefit to the entity, net of estimated sublease income.

In the year ended December 31, 2017, the Company ceased use of eight clinic locations from its corporate clinics segment and recognized a liability of approximately $0.9 million for lease exit costs incurred based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. The Company recognized the resulting expense of approximately $0.4 million in loss on disposition or impairment in the accompanying consolidated statement of operations.

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

For the year ended December 31, 2017, the Company entered into ten regional developer agreements for which it received approximately $2.1 million, which was deferred as of the respective transaction dates and will be recognized on a pro-rata basis over the estimated number of franchised clinics to be opened in the respective regions. Certain of these regional developer agreements resulted in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is being recognized over the remaining life of the respective franchise agreements.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for years ended December 31, 2017 and 2016 were $1,397,076 and $2,279,572, respectively.

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock, and stock options.

	Year Ended December 31,
	2017	2016

Net loss	$(3,275,233)	$(15,173,872)

Weighted average common shares outstanding - basic	13,245,119	12,696,649
Effect of dilutive securities:
Stock options	-	-
Weighted average common shares outstanding - diluted	13,245,119	12,696,649

Basic and diluted loss per share	$(0.25)	$(1.20)

The following table summarizes the potential shares of common stock that were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive:

	Year Ended December 31,
	2017	2016
Unvested restricted stock	63,700	92,415
Stock options	1,003,916	953,075
Warrants	90,000	90,000

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

The Company has performed a review of the above revenue standards updates and does not expect the adoption of the updates to have a material impact on its revenues and management fees from company clinics, advertising fund revenue, or IT related income and software fees. In addition, the Company does not expect the adoption to have a material impact on its franchise royalty revenues, as they are based on a percent of sales. The Company expects the adoption of Topic 606 to impact its accounting for initial franchise fees and regional developer fees. Currently, the Company recognizes revenue from initial franchise fees and regional developer fees upon the opening of a franchised clinic when the Company has performed all of its material obligations and initial services under the respective agreements. Upon the adoption of Topic 606, the Company expects to recognize the revenue related to initial franchise fees and regional developer fees over the term of the related franchise agreement or regional developer agreement. The Company has finalized its accounting policies, and has selected the full retrospective method as its transition method.

The Company quantified the impact of adopting this standard, and designed internal controls during the year ended December 31, 2017 to be implemented on January 1, 2018. The Company estimates the cumulative catch-up adjustment to be recorded to retained earnings as of December 31, 2015 to be an approximately $3.3 million increase to the accumulated deficit as the Company has adopted the full retrospective approach. This is made up of a decrease to franchise fee revenue of approximately $4.5 million, a decrease to regional developer revenue of approximately $0.4 million, and a decrease to franchise cost of revenue of approximately $1.6 million. The Company estimates the adjustment to be recorded to retained earnings as of December 31, 2016 to be an approximately $0.6 million increase to accumulated deficit. This is made up of a decrease to franchise fee revenue of approximately $0.8 million, with a decrease to franchise cost of revenue of approximately $0.2 million. The Company estimates the adjustment to be recorded to retained earnings as of December 31, 2017 to be an approximately $0.2 million increase to accumulated deficit. This is made up of a decrease to franchise fee revenue of approximately $0.3 million, with an offsetting increase to franchise cost of revenue of approximately $0.1 million. The impact to regional developer revenue for the years ended December 31, 2016 and 2017 was not material. No impact to the Company's consolidated statement of cash flows is expected as the initial fees will continue to be collected upon execution of the franchise agreement. The Company will comply with the increased financial statement disclosure requirements during the first quarter of 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update addresses how certain cash inflows and outflows are classified in the statement of cash flows to eliminate existing diversity in practice. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted the standard on January 1, 2018 and does not anticipate this amendment will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the standard on January 1, 2018 and does not anticipate this amendment will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments should be applied prospectively, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the standard on January 1, 2018 and does not anticipate this amendment will have a material impact on its consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718.The amendments are effective for fiscal years beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company adopted the standard on January 1, 2018 and does not anticipate this amendment will have a material impact on its consolidated financial statements.

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

Intangible assets in the table above consist of reacquired franchise rights of $181,000 and customer relationships of $158,000 and will be amortized over their estimated useful lives ranging from six to eight years and two years, respectively.

Goodwill recorded in connection with these acquisitions was attributable to the workforce of the clinics and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is tax-deductible.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the year ended December 31, 2017 and 2016 as if the acquisitions in 2016 had been completed on January 1, 2016.

	Pro Forma for the Year Ended
	December 31, 2017	December 31, 2016
Revenues, net	$-	$20,985,277
Net loss	$-	$(15,483,492)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2016 prior to the acquisitions is included based on prior accounting records maintained by the acquired companies. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisitions. For 2016, this information includes actual data recorded in the Company’s consolidated financial statements for the period subsequent to the date of the acquisitions. The Company’s consolidated statements of operations for the year ended December 31, 2016 includes net revenue and net income of approximately $7.5 million and $0.7 million, respectively, attributable to the acquisitions.

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

Effective May 2016, the Company entered into three license transfer agreements, in exchange for three separate $7,500 unsecured promissory notes.  The non-interest-bearing notes require monthly principal payments over six months, beginning on May 1, 2017. The note matured in October 2017 and was paid in full upon maturity.

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

Effective October 10, 2017, the Company entered into a regional developer agreement for certain territories in Texas, Oklahoma and Arkansas in exchange for $170,000, of which $135,688 was funded through a promissory note. The note bears interest at 10% per annum for 36 months and requires monthly principal and interest payments over 36 months, beginning September 24, 2017 and maturing on October 24, 2020. The note is secured by the regional developer rights in the respective territory.

The outstanding balance of the notes as of December 31, 2017 and 2016 were $523,785 and $40,826, respectively.

Note 4:	Property and Equipment

Property and equipment consist of the following:

	December 31, 2017	December 31, 2016

Office and computer equipment	$1,137,970	$1,083,039
Leasehold improvements	5,117,379	5,085,366
Software developed	1,066,454	891,192
	7,321,803	7,059,597
Accumulated depreciation	(3,928,349)	(2,566,172)
	3,393,454	4,493,425
Construction in progress	407,012	231,281
	$3,800,466	$4,724,706

Depreciation expense was $1,438,443 and $1,818,403 for the years ended December 31, 2017 and 2016, respectively.

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

As of December 31, 2017 and 2016, the Company does not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

As of December 31, 2016, the Company had non-recurring fair value measurements. As a result of the sale of certain clinics subsequent to year end, the Company recorded the assets at the lesser of their carrying values and their fair value less costs to sell, which resulted in a write-down of approximately $3.5 million. The inputs used to determine such fair values were based on the offer price provided by a third-party in connection with the sale, and are classified within Level 3 in the hierarchy.

Note 6:	Intangible Assets

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

Intangible assets consisted of the following:

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,673,000	$657,943	$1,015,057
Customer relationships	701,000	674,667	26,333
Reacquired development rights	1,162,000	443,348	718,652
	$3,536,000	$1,775,958	$1,760,042

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,673,000	$410,688	$1,262,312
Customer relationships	701,000	509,042	191,958
Reacquired development rights	1,162,000	277,348	884,652
	$3,536,000	$1,197,078	$2,338,922

Amortization expense was $578,880 and $747,733 for the year ended December 31, 2017 and 2016, respectively.

The Company evaluates the recoverability of finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company recorded an impairment charge as a result of the closure of a clinic acquired in 2015 of $38,185 related to certain reacquired franchise rights and customer relationships during the year ended December 31, 2016 which is included on the loss on disposition or impairment line of the statement of consolidated operations. No impairment was recorded for the year ended December 31, 2017.

Estimated amortization expense for 2018 and subsequent years is as follows:

2018	$439,590
2019	413,256
2020	413,256
2021	348,034
2022	133,693
Thereafter	12,213
Total	$1,760,042

Note 7:	Debt

Notes Payable

During 2015, the Company issued 12 notes payable totaling $800,350 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates range from 1.5% to 5.25% with maturities through February of 2017.

During 2016, the Company issued two notes payable totaling $186,000 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates for both notes are 4.25% with maturities through May of 2017. The outstanding note will be paid upon execution of a final settlement and release agreement between the parties.

Maturities of notes payable are as follows as of December 31, 2017:

2018	$100,000
Thereafter	-
Total	$100,000

Credit and Security Agreement

On January 3, 2017, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) and signed a revolving credit note payable to the lender. Under the Credit Agreement, the Company is able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans is at a rate equal to 10% per annum, provided that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest is due and payable on the last day of each fiscal quarter in an amount determined by the Company, but not less than $25,000. The lender’s lending commitments under the Credit Agreement terminate in December 2019, unless sooner terminated in accordance with the provisions of the Credit Agreement. The Credit Agreement is collateralized by the assets in the Company’s company-owned or managed clinics. The Company is using the credit facility for general working capital needs. As of December 31, 2017, the Company had drawn $1,000,000 of the $5,000,000 available under the Credit Agreement.

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

During the year ended December 31, 2017, the Company granted 295,286 stock options to employees with exercise prices ranging from $2.65 - $5.51.

The Company’s stock trading price is the basis of fair value of its common stock used in determining the value of share-based awards. To the extent the value of the Company’s share-based awards involves a measure of volatility, it will rely upon the volatilities from publicly traded companies with similar business models until its common stock has accumulated enough trading history for it to utilize its own historical volatility. We use the simplified method as to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. Accordingly, the expected life of the options granted is based on the average of the vesting term and the contractual term of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury 10-year yield curve in effect at the date of the grant.

The Company has computed the fair value of all options granted during the years ended December 31, 2017 and 2016, using the following assumptions:

	Year Ended December 31,
	2017			2016
Expected volatility		42%		42%	-	45%
Expected dividends		None			None
Expected term (years)	5.5	-	7		7
Risk-free rate	1.98%	to	2.20%	1.19%	-	1.68%
Forfeiture rate		20%			20%

The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2015	477,459	$4.30	$2.01	8.7
Granted at market price	660,000	3.22
Exercised	(37,824)	1.88
Cancelled	(146,560)	4.34
Outstanding at December 31, 2016	953,075	$3.66	$1.86	6.9
Granted at market price	295,286	4.31
Exercised	(206,875)	1.76
Cancelled	(37,570)	5.11
Outstanding at December 31, 2017	1,003,916	$4.18	$1.87	8.1
Exercisable at December 31, 2017	287,230	$5.37	$2.38	7.4

The intrinsic value of the Company’s stock options outstanding was $1,306,260 at December 31, 2017.

For the years ended December 31, 2017 and 2016, stock-based compensation expense for stock options was $380,067 and $561,559, respectively.  Unrecognized stock-based compensation expense for stock options for the year ended December 31, 2017 was $840,826, which is expected to be recognized ratably over the next 2.7 years.

Restricted Stock

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

During 2017, the Company granted restricted stock awards to six members of the Board of Directors. The awards have been granted under The Joint Corp. 2014 Incentive Stock Plan pursuant to the Director Compensation Policy of the Company. The awards shall vest on the earlier of (i) one year from the Grant Date and (ii) the date of the next annual meeting of the shareholders of the Company occurring after the Grant Date, for each to earn 9,950 shares of common stock. The estimated fair market value of these shares was valued at $4.02 per share, based on the Company’s stock trading price, totaling approximately $240,000 to be recognized ratably as the stock is vested.

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Outstanding at December 31, 2015	339,288
Awards granted	86,415
Awards vested	(162,440)
Awards forfeited	(170,848)
Outstanding at December 31, 2016	92,415
Awards granted	59,700
Awards vested	(76,070)
Awards forfeited	(12,345)
Outstanding at December 31, 2017	63,700

For the years ended December 31, 2017 and 2016, stock-based compensation expense for restricted stock awards was $214,304 and $561,922, respectively.  Unrecognized stock-based compensation expense for restricted stock awards as of December 31, 2017 was $143,240 to be recognized ratably over 0.7 years.

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

Warrants

In conjunction with the IPO, the Company issued warrants to the underwriters for the purchase of 90,000 shares of common stock, which can be exercised between November 10, 2015 and November 10, 2018 at an exercise price of $8.125 per share.  The fair value of the warrants was determined using the Black-Scholes option valuation model. The warrants expire on November 10, 2018 and have a remaining contractual life of .9 years as of December 31, 2017.

The information below summarizes the warrants:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2015	90,000	$8.13	2.9	$-

Granted	-	-	-	-

Outstanding at December 31, 2016	90,000	$8.13	1.9	$-

Granted	-	-	-	-

Outstanding at December 31, 2017	90,000	$8.13	0.9	$-

Exercisable at December 31, 2017	90,000	$8.13	0.9	$-

Issuance of Common Stock for Legal Settlement

During December 2016, the Company entered into a settlement agreement, whereby it resolved a pending litigation matter. Under the terms of the settlement agreement, the Company agreed to a one-time settlement amount comprised of cash and newly issued shares of its common stock. The amounts paid by the Company in this settlement was determined by the Company not to be material. The fair value of the total consideration related to common stock was valued using the closing price of our common stock on the settlement date.

Note 9:	Income Taxes

Income tax provision reported in the consolidated statements of operations is comprised of the following (in hundreds):

	December 31,
	2017	2016
Current provision:
Federal	$-	$22,800
State, net of state tax credits	20,100	20,900
Total current provision	20,100	43,700

Deferred provision:
Federal	13,800	97,400
State	2,000	23,300
Total deferred provision	15,800	120,700

Total income tax provision	$35,900	$164,400

The following are the components of the Company’s net deferred taxes for federal and state income taxes (in hundreds):

	December 31,
	2017	2016

Deferred revenue	$756,900	$1,509,400
Deferred franchise costs	(281,000)	(553,900)
Allowance for doubtful accounts	-	51,400
Accrued expenses	45,300	57,400
Goodwill - component 1	(136,500)	(120,700)
Goodwill - component 2	55,500	86,800
Restricted stock compensation	(17,900)	(30,800)
Nonqualified stock options	152,900	182,100
Deferred rent	257,100	629,600
Lease abandonment	80,600	108,900
Net operating loss carryforwards	7,061,300	8,924,800
Tax credits	14,000	14,000
Charitable contribution carryover	5,200	6,500
Asset basis difference related to property and equipment	377,800	201,300
Intangibles	368,100	429,600
	8,739,300	11,496,400
Less valuation allowance	(8,875,800)	(11,617,100)
Net non-current deferred tax liability	$(136,500)	$(120,700)

The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 34% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Company has not completed its determination of the accounting implications of the 2017 Tax Act on its accruals. However, it has reasonably estimated the effects of the 2017 Tax Act and recorded a provisional tax expense in its financial statements as of December 31, 2017 of approximately $3.9 million. This amount is a remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 34%. As the Company completes its analysis of the 2017 Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, it may make adjustments to the provisional amounts.

At December 31, 2017, the Company has federal and state net operating losses of approximately $26,527,000 and $32,030,000 respectively. These net operating losses are available to offset future taxable income and will begin to expire in 2035 for federal purposes and 2025 for state purposes.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss, compared to the income tax provision in the consolidated statement of operations (in hundreds):

	For the Years Ended December 31,
	2017		2016
	Amount	Percent	Amount	Percent
Expected federal tax benefit	$(1,100,000)	(34.00)%	$(5,106,100)	(34.00)%
State tax provision, net of federal benefit	(140,200)	(4.33)	(735,500)	(4.90)
Effect of (decrease) increase in valuation allowance	(2,741,300)	(84.73)	6,042,900	40.24
Other permanent differences	16,700	0.52	108,800	0.72
Stock Compensation	(131,900)	(4.08)	-	-
Impact of enacted tax reform	3,946,100	121.97	-	-
State deferred tax true up	185,000	5.72	-	-
Other, net	1,500	0.05	(145,700)	(0.97)
Provision	$35,900	1.11%	$164,400	1.09%

The state tax benefit stems from the resolution of various voluntary disclosure agreements with multiple states where the Company had not yet been in compliance. In addition, the Company is responsible to pay certain minimum and franchise taxes to jurisdictions in which it does business.

Changes in income tax expense related primarily to changes in pretax losses during the year ended December 31, 2017, as compared to year ended December 31, 2016, and the effective rate was 1.1% and 1.1%, respectively. The difference is primarily due to state taxes, stock compensation and the impact of enacted tax reform which is mostly offset by the valuation allowance.

For the year ended December 31, 2017 and, 2016, the Company recorded a liability for income taxes for operations and uncertain tax positions of $0 and approximately $40,000, respectively, of which $0 and approximately $27,000 respectively, represent penalties and interest and are recorded in the “other liabilities” section of the accompanying consolidated balance sheets. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. Management made a determination that the Company was not in compliance with several state and local tax jurisdictions in which the Company was doing business. Accordingly, management undertook to analyze its tax exposures, both income and otherwise, with respect to jurisdictions in which compliance was deemed to be inadequate and has entered into Voluntary Disclosure Agreements (VDAs) with the taxing authorities.

The following table sets forth a reconciliation of the beginning and ending amount of uncertain tax positions during the tax years ended December 31, 2017 and 2016 (in hundreds):

	2017		2016
	Tax	Interest/ penalties	Tax	Interest/ penalties
Uncertain tax positions - January 1	$13,200	$26,800	$32,600	$33,000
Gross increases - tax positions in prior period	-	-	-	-
Gross decreases - tax positions in prior period	(13,200)	(26,800)	(19,400)	(6,200)
Uncertain tax positions - December 31	$-	$-	$13,200	$26,800

The Company’s tax returns for tax years subject to examination by tax authorities include 2013 through the current period for state and 2014 through the current period for federal purposes.

Note 10:	Related Party Transactions

The Company entered into consulting and legal arrangements with certain stockholders related to services performed for the operations and transaction related activities of the Company.  Amounts paid to or for the benefit of these stockholders was approximately $205,000 and $461,000 for the years ended December 31, 2017 and 2016, respectively.

Note 11:	Commitments and Contingencies

Operating Leases

The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio.

Total rent expense for the years ended December 31, 2017 and 2016 was $2,808,837 and $3,389,971, respectively.

Future minimum annual lease payments are as follows:

2018	$2,119,305
2019	1,808,476
2020	1,544,978
2021	1,411,126
2022	1,283,865
Thereafter	3,060,963
Total	$11,228,713

In December 2016, the Company ceased use of five undeveloped clinic locations from its corporate clinics segment and recognized a liability for lease exit costs based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. The Company classified all of the approximately $338,000 lease exit liability in other liabilities, and related expense in loss on disposition or impairment.

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Note 12:	Segment Reporting

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.

The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of December 31, 2017, the Company operated or managed 47 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of December 31, 2017, the franchise system consisted of 352 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, litigation and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for the Company’s two operating business segments (in thousands):

	Year Ended
	December 31,
	2017	2016
Revenues:
Corporate clinics	$11,125	$8,550
Franchise operations	14,039	11,974
Total revenues	$25,164	$20,524

Segment operating (loss) income:
Corporate clinics	$(1,704)	$(9,730)
Franchise operations	6,243	4,561
Total segment operating (loss) income	$4,539	$(5,169)

Depreciation and amortization:
Corporate clinics	$1,608	$2,186
Franchise operations	-	-
Corporate administration	409	380
Total depreciation and amortization	$2,017	$2,566

Reconciliation of total segment operating income (loss) to consolidated loss before income tax expense:
Total segment operating income (loss)	$4,539	$(5,169)
Unallocated corporate overhead	(7,714)	(9,839)
Consolidated loss from operations	(3,175)	(15,008)
Other (expense) income, net	(64)	(1)
Loss before income tax expense	$(3,239)	$(15,009)

	December 31,	December 31,
	2017	2016
Segment assets:
Corporate clinics	$8,998	$9,936
Franchise operations	2,362	2,003
Total segment assets	$11,360	$11,939

Unallocated cash and cash equivalents and restricted cash	$4,320	$3,344
Unallocated property and equipment	765	781
Other unallocated assets	465	991
Total assets	$16,910	$17,055

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

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. After conducting this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework (2013 framework), management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Controls over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, confirm there were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders, or the 2018 Proxy Statement, and is incorporated herein by reference.

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

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2018.

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

Signature	Title	Date

/s/ Peter D. Holt	President, Chief Executive Officer and Director	March 9, 2018
Peter D. Holt	(Principal Executive Officer) and Director

/s/ John P. Meloun	Chief Financial Officer	March 9, 2018
John P. Meloun	(Principal Financial Officer)

/s/ Matthew E. Rubel	Lead Director	March 9, 2018
Matthew E. Rubel

/s/ James H. Amos, Jr.	Director	March 9, 2018
James H. Amos, Jr.

/s/ Ronald V. DaVella	Director	March 9, 2018
Ronald V. DaVella

/s/ Suzanne M. Decker	Director	March 9, 2018
Suzanne M. Decker

/s/ Richard A. Kerley	Director	March 9, 2018
Richard A. Kerley

/s/ Bret Sanders	Director	March 9, 2018
Bret Sanders

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Provided
Number	Description	Form	File No.	Exhibit(s)	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1	333-198860	3.2	9/19/2014
3.2	Amended and Restated Bylaws of Registrant, plus amendments.	8-K	001-36724	3(ii).1	3/07/2016
4.1	Warrant to Purchase Common Stock issued to Feltl and Company, Inc. on November 14, 2014.	S-1	333-207632	4.2	10/27/2015
4.2	Warrant to Purchase Common Stock issued to Roth Capital Partners, LLC on November 14, 2014.	S-1	333-207632	4.3	10/27/2015
10.1#	Form of Indemnification Agreement between Registrant and each of its directors and officers and related schedule.	S-1	333-198860	10.1	9/19/2014
10.2#	2012 Stock Plan.	S-1	333-198860	10.2	9/19/2014
10.3#	Amended and Restated 2014 Incentive Stock Plan.			10.3	10/27/2015
10.4#	Form of Incentive Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.4	10/27/2015
10.5#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.5	10/27/2015
10.6#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan for Article 7, Annual Option Grants.	S-1	333-207632	10.6	10/27/2015
10.7#	Employment Agreement between Registrant and John B. Richards dated October 23, 2015	S-1	333-207632	10.7	10/27/2015
10.8	Lease Agreement dated between Registrant and DTR 14, LLC, for Registrant’s office located at 16767 North Perimeter Drive, Suite 240, Scottsdale, Arizona 85260.	S-1	333-198860	10.5	9/19/2014
10.9#	Employment Agreement between Registrant and David Orwasher dated January 1, 2014.	S-1	333-198860	10.6	9/19/2014

10.10#	Employment Term Sheet between Registrant and John B. Richards, Chief Executive Officer of Registrant.	S-1	333-198860	10.7	9/19/2014
10.11#	Employment Term Sheet between Registrant and Catherine Hall, Chief Marketing Officer of Registrant.	S-1	333-198860	10.8	9/19/2014
10.12#	Employment Agreement between The Joint Corp. and Francis T. Joyce dated December 12, 2014	8-K	001-36724	10.1	12/22/2014
10.13#	Stock Option Agreement between Registrant and David Orwasher dated January 1, 2014.	S-1	333-198860	10.9	9/19/2014
10.14#	Stock Option Agreement between Registrant and Catherine Hall dated May 15, 2014.	S-1	333-198860	10.1	9/19/2014
10.15#	Restricted Stock Award Agreement between Registrant and John B. Richards dated January 1, 2014.	S-1	333-198860	10.11	9/19/2014
10.16#	Restricted Stock Award Agreement between Registrant and David Orwasher dated January 1, 2014.	S-1	333-198860	10.12	9/19/2014
10.17#	Restricted Stock Award Agreement between Registrant and Francis T. Joyce dated December 16, 2014	S-1	333-207632	10.14	10/27/2015
10.18	Form of Registrant’s Franchise Disclosure Document.	S-1	333-198860	10.13	9/19/2014
10.19	Form of Registrant’s Regional Developer License Agreement.	S-1	333-198860	10.14	9/19/2014
10.20	Form of Registrant’s Franchise Agreement.	S-1	333-198860	10.15	9/19/2014
10.21#	Written Description of Management Services Arrangement between Registrant and Business Ventures Corp.	S-1	333-198860	10.16	9/19/2014
10.22#	Written Description of Consulting Arrangement between Registrant and John Leonesio.	S-1	333-198860	10.17	9/19/2014
10.23	Indemnification Agreement between Registrant and former director Fred Gerretzen.	S-1	333-198860	10.18	9/19/2014
10.24	Indemnification Agreement between Registrant and former officer Ronald Record.	S-1	333-198860	10.19	9/19/2014

10.25	Termination Agreement dated as of December 31, 2014 by The Joint Corp., Kairos Marketing, LLC and Chad Meisinger.	8-K	001-36724	2.2	1/07/2015
10.26	Asset and Franchise Purchase Agreement dated as of December 31, 2014 between The Joint Corp., The Joint RRC Corp., Raymond G. Espinoza, Chad Meisinger and Rob Morris.	8-K	001-36724	2.1	1/07/2015
10.27	Asset and Franchise Purchase Agreement dated as of January 30, 2015 between The Joint Corp., TJSC, LLC, Theodore Amendola and Scott Lewandowski.	8-K	001-36724	10.1	2/05/2015
10.28	Asset and Franchise Purchase Agreement dated February 17, 2015 by and among The Joint Corp., Roth & Pelan Enterprises, LLC, Timothy Roth, Blue Sky & Sunny Days, Inc., and Thomas Pelan.	8-K	001-36724	10.1	2/19/2015

10.29	Asset and Franchise Purchase Agreement dated as of February 27, 2015 between The Joint Corp., The Joint San Gabriel Valley, Inc. and Vincent Huan.	8-K	001-36724	2.1	3/09/2015
10.30	Asset and Franchise Purchase Agreement dated as of March 31, 2015 between The Joint Corp., The Joint Chiropractic Bell Towne, LLC, Marla R. Allan and Marc W. Payson.	8-K	001-36724	2.1	4/22/2015
10.31	Franchise Agreement Termination and Reinstatement Agreement dated as of as of April 30, 2015, by The Joint Corp., Stephanie McRae and South Bay Joint Development, Inc.	8-K	001-36724	2.2	5/05/2015
10.32	Asset and Franchise Purchase Agreement dated as of April 30, 2015, between The Joint Corp., San Diego Joint Development, Inc., Stephanie McRae, and Elizabeth McRae.	8-K	001-36724	2.1	5/05/2015
10.33	Regional Developer Termination Agreement dated as of as of May 18, 2015, among The Joint Corp., Dennis Conklin, Eric Hua and Orange County Wellness, Inc.	8-K	001-36724	2.2	5/21/2015
10.34	Asset and Franchise Purchase Agreement dated as of May 18, 2015, among First Light Junction, Inc., a California corporation, Eric Hua and Tracy Hua.	8-K	001-36724	2.1	5/21/2015
10.35	Asset and Franchise Purchase Agreement dated as of June 3, 2015, by and between The Joint Corp., a Delaware corporation, WHB Franchise Inc., a California corporation and William Bargfrede.	8-K	001-36724	2.1	6/05/2015
10.36	Asset and Franchise Purchase Agreement dated as of June 5, 2015, by and among The Joint Corp., a Delaware corporation, Clear Path Ventures, Inc., a California corporation, Carol Warren, and Jodi Wolf.	8-K	001-36724	2.1	6/10/2015
10.37	Asset and Franchise Purchase Agreement dated as of July 1, 2015, by and among The Joint Corp., a Delaware corporation, Chiro-Novo, LLC, an Arizona limited liability company, Kent L. Cooper, as trustee of The Kent L. Cooper Trust, Benjamin Cooper, as trustee of The Benjamin and Milena Cooper Family Trust dated May 2, 2006, Robert A. Cooper and Andrew C. Cooper.	8-K	001-36724	2.1	7/07/2015
10.38	Termination Agreement dated as of as of August 10, 2015, among The Joint Corp., a Delaware corporation and Align Group, LLC a New York limited liability company, and Marc Ressler.	8-K	001-36724	2.2	8/14/2015
10.39	Asset and Franchise Purchase Agreement dated as of August 10, 2015, by and between The Joint Corp., a Delaware corporation, Chiro Group, LLC, a New York limited liability company, Marc Ressler, Angelo Marracino, Jesse Curry and Cleon Easton.	8-K	001-36724	2.1	8/14/2015
10.40	Asset and Franchise Purchase Agreement dated as of December 29, 2015, by and among The Joint Corp., a Delaware corporation, Forte Vita Ventures, Inc., a California corporation, Neil Sinay and Jennifer M. Sinay.	8-K	001-36724	1.1	1/05/2016
10.41	Regional Developer License Purchase Agreement, dated January 1, 2016, among the Company, Christina Ybanez and Mark Elias.	8-K	001-36724	1.1	1/07/2016

10.42#	Employment Agreement dated April 27, 2016, between The Joint Corp. and Peter Holt	8-K	001-36724	10.1	5/3/2016
10.43#	Separation Agreement dated April 29, 2016, between The Joint Corp. and David Orwasher	8-K	001-36724	10.2	5/3/2016
10.44	Asset and Franchise Purchase Agreement dated as of April 29, 2016, by and among The Joint Corp., a Delaware corporation, Guthrie Joint Venture NM, LLC, a New Mexico limited liability company and Ronald Guthrie	8-K	001-36724	10.1	5/5/2016
10.45	Asset and Franchise Purchase Agreement dated as of May 6, 2016 by and among The Joint Corp., a Delaware corporation, T&J Chiropractic Management, Inc., a California corporation, Vortex Financial Management, Inc., a California corporation, Anita Davis, Johnny Linderman and Ped Abghari aka Ted Abghari.	8-K	001-36724	10.1	5/12/2016
10.46#	Separation Agreement dated June 29, 2015, between The Joint Corp. and John Richards	8-K	001-36724	10.1	6/30/2016
10.47#	Employment Agreement dated November 8, 2016, between The Joint Corp. and John Meloun	8-K	001-36724	10.1	11/10/2016
10.48	Credit and Security Agreement dated as of January 3, 2017, by and between The Joint Corp/, a Delaware corporation, and Tower 7 Partnership LLC, and Ohio limited liability company	8-K	001-36724	10.1	1/9/2017
10.49	Revolving Credit Note, dated January 3, 2017, by The Joint Corp., a Delaware corporation in favor of Tower 7 Partnership LLC	8-K	001-36274	10.2	1/9/2017
10.49	Revolving Credit Note, dated January 3, 2017, by The Joint Corp., a Delaware corporation in favor of Tower 7 Partnership LLC	8-K	001-36274	10.2	1/9/2017
10.50#	Amended and Restated Employment Agreement dated January 3, 2017, between The Joint Corp., a Delaware corporation, and Peter Holt	8-K	001-36274	10.3	1/9/2017
10.51	Asset Purchase Agreement dated January 6th, 2017, by and between The Joint Corp., a Delaware corporation, Don Daniels, Larry Maddalena and Jody O’Donnell.	10-K	001-36724	99.1	3/10/2017
10.52	Assignment and Assumption Agreement dated February 24, 2017, by and between The Joint Corp., a Delaware corporation, Don Daniels, Larry Maddalena and Jody O’Donnell and Porter Partners, LLC.	10-K	001-36724	99.2	3/10/2017
10.53#	2017 Executive Short-Term Incentive Plan					X
10.54#	Form of Restricted Stock Award.					X
21.1	List of subsidiaries of The Joint Corp.	S-1	333-198860	21.1	9/19/2014
23	Consent of EKS&H LLLP					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document (4)	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)	X

___________________

#	Management contract or compensatory plan or arrangement.

