Form 10-Q
period 2018-03-31
JOINT Corp
filed 2018-05-11
CIK 1612630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, the registrant had 13,593,754 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)	(as adjusted)
Current assets:
Cash and cash equivalents	$4,033,730	$4,216,221
Restricted cash	134,189	103,819
Accounts receivable, net	1,047,540	1,138,380
Notes receivable - current portion	176,262	171,928
Deferred franchise costs - current portion	522,123	498,433
Prepaid expenses and other current assets	733,502	542,342
Total current assets	6,647,346	6,671,123
Property and equipment, net	3,719,459	3,800,466
Notes receivable, net of current portion and reserve	306,132	351,857
Deferred franchise costs, net of current portion	2,422,698	2,312,837
Intangible assets, net	1,636,978	1,760,042
Goodwill	2,916,426	2,916,426
Deposits and other assets	594,213	611,808
Total assets	$18,243,252	$18,424,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$935,658	$1,068,668
Accrued expenses	197,812	86,959
Co-op funds liability	134,189	89,681
Payroll liabilities	846,919	867,430
Notes payable - current portion	100,000	100,000
Deferred rent - current portion	173,010	152,198
Deferred franchise revenue - current portion	1,986,524	1,994,182
Deferred revenue from company clinics	905,625	867,804
Other current liabilities	388,354	72,534
Total current liabilities	5,668,091	5,299,456
Notes payable, net of current portion	1,000,000	1,000,000
Deferred rent, net of current portion	750,010	802,492
Deferred franchise revenue, net of current portion	9,602,898	9,560,242
Deferred tax liability	57,191	136,434
Other liabilities	106,562	411,497
Total liabilities	17,184,752	17,210,121
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 shares issued and outstanding, as of March 31, 2018, and December 31, 2017	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,607,838 shares issued and 13,593,754 shares outstanding as of March 31, 2018 and 13,600,338 shares issued and 13,586,254 outstanding as of December 31, 2017	13,607	13,600
Additional paid-in capital	37,460,828	37,229,869
Treasury stock 14,084 shares as of March 31, 2018 and December 31, 2017, at cost	(86,045)	(86,045)
Accumulated deficit	(36,329,890)	(35,942,986)
Total stockholders' equity	1,058,500	1,214,438
Total liabilities and stockholders' equity	$18,243,252	$18,424,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:		(as adjusted)
Revenues and management fees from company clinics	$3,256,624	$2,496,334
Royalty fees	2,273,988	1,706,073
Franchise fees	348,337	295,540
Advertising fund revenue	659,030	598,436
Software fees	307,475	267,013
Regional developer fees	135,011	64,146
Other revenues	117,450	79,605
Total revenues	7,097,915	5,507,147
Cost of revenues:
Franchise cost of revenues	872,768	634,855
IT cost of revenues	99,564	58,861
Total cost of revenues	972,332	693,716
Selling and marketing expenses	1,102,304	958,706
Depreciation and amortization	387,417	577,987
General and administrative expenses	5,074,927	4,564,078
Total selling, general and administrative expenses	6,564,648	6,100,771
Loss on disposition or impairment	-	417,971
Loss from operations	(439,065)	(1,705,311)

Other (expense) income, net	(11,194)	(19,465)
Loss before income tax benefit (expense)	(450,259)	(1,724,776)

Income tax benefit (expense)	63,355	(40,609)

Net loss and comprehensive loss	$(386,904)	$(1,765,385)

Loss per share:
Basic and diluted loss per share	$(0.03)	$(0.14)

Basic and diluted weighted average shares	13,587,837	13,042,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:		(as adjusted)
Net loss	$(386,904)	$(1,765,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	387,417	577,987
Loss on sale of property and equipment	388	-
Loss on disposition or impairment of assets	-	417,971
Deferred income taxes	(79,243)	36,220
Stock based compensation expense	207,641	95,065
Changes in operating assets and liabilities:
Accounts receivable	90,840	(214,860)
Income taxes receivable	-	38,960
Prepaid expenses and other current assets	(191,160)	(393,995)
Deferred franchise costs	(133,551)	111,132
Deposits and other assets	17,595	40,868
Accounts payable	(133,010)	34,228
Accrued expenses	110,853	(138,455)
Co-op funds liability	44,508	21,761
Payroll liabilities	(20,511)	(353,326)
Other liabilities	10,885	101,014
Deferred rent	(31,670)	(309,367)
Deferred revenue	72,819	421,622
Net cash used in operating activities	(33,103)	(1,278,560)

Cash flows from investing activities:
Purchase of property and equipment	(183,734)	(39,325)
Payments received on notes receivable	41,391	10,008
Net cash used in investing activities	(142,343)	(29,317)

Cash flows from financing activities:
Borrowings on revolving credit note payable	-	1,000,000
Proceeds from exercise of stock options	23,325	116,277
Repayments on notes payable	-	(163,500)
Net cash provided by financing activities	23,325	952,777

Decrease in cash	(152,121)	(355,100)
Cash and restricted cash, beginning of period	4,320,040	3,344,258
Cash and restricted cash, end of period	$4,167,919	$2,989,158

During the three months ended March 31, 2018 and 2017, cash paid for income taxes was $0 and $5,875, respectively. During the three months ended March 31, 2018 and 2017, cash paid for interest was $25,000 and $30,161, respectively.

Supplemental disclosure of non-cash activity:

As of March 31, 2018 and December 31, 2017, we had property and equipment purchases of $0 and $50,474, respectively, included in accounts payable.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”) and its wholly owned subsidiary The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary consolidated financial statements and the notes thereto as set forth in The Joint Corp.’s Form 10-K, which included all disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position on a consolidated basis and the consolidated results of operations and cash flows for the interim periods presented. The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended March 31, 2018 and 2017 is unaudited.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other (expenses) income that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue under the new revenue standard, see Note 2, Revenue Disclosures. Certain balances were reclassified from general and administrative expenses to other expense, net, as well as certain balances from other revenues to revenues and management fees from company clinics for the period ended March 31, 2017 to conform to the current year presentation and align with the segment footnote presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of The Joint Corp. and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented.

All significant intercompany accounts and transactions between The Joint Corp. and its subsidiary have been eliminated in consolidation.

Comprehensive Loss

Net loss and comprehensive loss are the same for the three months ended March 31, 2018 and 2017.

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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Franchised clinics:	2018	2017
Clinics in operation at beginning of period	352	309
Opened or Purchased during the period	7	18
Acquired during the period	-	-
Closed during the period	-	(1)
Clinics in operation at the end of the period	359	326

	Three Months Ended March 31,
Company-owned or managed clinics:	2018	2017
Clinics in operation at beginning of period	47	61
Opened during the period	-	-
Acquired during the period	-	-
Closed or sold during the period	-	(14)
Clinics in operation at the end of the period	47	47

Total clinics in operation at the end of the period	406	373

Clinics licenses sold but not yet developed	114	107
Executed letters of intent for future clinic licenses	8	-

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of March 31, 2018 and December 31, 2017.

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

Concentrations of Credit Risk

From time to time, the Company grants credit in the normal course of business to franchisees and PCs related to the collection of royalties and other operating revenues. The Company periodically performs credit analysis and monitors the financial condition of the franchisees and PCs to reduce credit risk. As of March 31, 2018, one PC entity and one franchise represented 7% of outstanding accounts receivable. As of December 31, 2017, one PC entity and six franchisees represented 13% of outstanding accounts receivable. The Company did not have any customers that represented greater than 10% of its revenues during the three months ended March 31, 2018 and 2017.

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees and royalty fees. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2018 and December 31, 2017, the Company had an allowance for doubtful accounts of $0.

Deferred Franchise Costs

Deferred franchise costs represent commissions that are paid in conjunction with the sale of a franchise and are recognized as an expense when the respective revenue is recognized, which is generally over the term of the related franchise agreement.

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

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions completed in the years ended December 31, 2014 through December 31, 2016.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the three months ended March 31, 2018 and 2017.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments of long-lived assets were recorded for the three months ended March 31, 2018 and 2017.

Advertising Fund

The Company has established an advertising fund for national/regional marketing and advertising of services offered by its clinics. The monthly marketing fee is 2% of clinic sales. The Company segregates the marketing funds collected which are included in restricted cash on its condensed consolidated balance sheets. As amounts are expended from the fund, the Company recognizes a related expense.

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

Lease exit liability at December 31, 2017	$299,400
Additions	-
Settlements	-
Net accretion	(12,171)
Lease exit liability at March 31, 2018	$287,229

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

Revenue Recognition

The Company generates revenue primarily through its company-owned and managed clinics, royalties, franchise fees, advertising fund, and through IT related income and computer software fees.

Revenues and Management Fees from Company Clinics.  The Company earns revenues from clinics that it owns and operates or manages throughout the United States.  In those states where the Company owns and operates the clinic, revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing.  Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed.  In other states where state law requires the chiropractic practice to be owned by a licensed chiropractor, the Company enters into a management agreement with the doctor’s PC.  Under the management agreement, the Company provides administrative and business management services to the doctor’s PC in return for a monthly management fee.  Due to certain implicit variable consideration in these management agreement contracts, and based on past practices between the parties, the Company determined that it cannot meet the probable threshold if it includes all of the variable consideration in the transaction price. Therefore, the Company recognizes revenue under these contracts only when it has a high degree of confidence that revenue will not be reversed in a subsequent reporting period.

Royalties and Advertising Fund Revenue. The Company collects royalties, as stipulated in the franchise agreement, equal to 7% of gross sales, and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and are recognized as franchisee clinic level sales occur. Royalties are collected bi-monthly two working days after each sales period has ended.

Franchise Fees. The Company requires the entire non-refundable initial franchise fee to be paid upon execution of a franchise agreement, which typically has an initial term of ten years. Initial franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement.  The Company’s services under the franchise agreement include: training of franchisees and staff, site selection, construction/vendor management and ongoing operations support. The Company provides no financing to franchisees and offers no guarantees on their behalf. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.

Regional Developer Fees. During 2011, the Company established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under the historical program, regional developers paid a license fee for each franchise they received the right to develop within the region. In 2017, the program was revised to grant exclusive geographical territory and establish a minimum development obligation within that defined territory. Regional developers receive fees which are collected from franchisees upon the sale of franchises within their region and a royalty of 3% of sales generated by franchised clinics in their region. Regional developer fees paid to the Company are nonrefundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to be upon the execution of the agreement. The franchisor’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.

 Software Fees.  The Company collects a monthly fee for use of its proprietary chiropractic software, computer support, and internet services support. These fees are recognized ratably on a straight-line basis over the term of the respective franchise agreement.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $410,637 and $286,415 for the three months ended March 31, 2018 and 2017, respectively.

Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the condensed consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of March 31, 2018 and December 31, 2017. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax”) Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Company has not completed its determination of the accounting implications of the 2017 Tax Act on its accruals. However, it has reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in its financial statements as of March 31, 2018. As the Company completes its analysis of the 2017 Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, it may make adjustments to the provisional amounts.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock and stock options.

	Three Months Ended March 31,
	2018	2017
		(as adjusted)
Net loss	$(386,904)	$(1,765,385)

Weighted average common shares outstanding - basic	13,587,837	13,042,595
Effect of dilutive securities:
Stock options	-	-
Weighted average common shares outstanding - diluted	13,587,837	13,042,595

Basic and diluted loss per share	$(0.03)	$(0.14)

The following table summarizes the potential shares of common stock that were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Unvested restricted stock	63,700	80,070
Stock options	1,053,811	916,915
Warrants	90,000	90,000

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for doubtful accounts, share-based compensation arrangements, fair value of stock options, useful lives and realizability of long-lived assets, classification of deferred revenue and deferred franchise costs, uncertain tax positions, realizability of deferred tax assets, impairment of goodwill and intangible assets and purchase price allocations.

Recent Accounting Pronouncements

Accounting Standards Adopted Effective January 1, 2018

On January 1, 2018, the Company adopted the guidance of Accounting Standards Codification 606 - Revenue from Contracts with Customers (“ASC 606”). The Company adopted this change in accounting principles using the full retrospective method to all contracts at the date of initial application. Accordingly, previously reported financial information has been restated to reflect the application of ASC 606 to all comparative periods presented. The Company utilized all of the practical expedients for adoption allowed under the full retrospective method. The Company believes utilization of the practical expedients did not have a significant impact on the consolidated financial statements of the periods presented herein.

Adoption of ASC 606 impacted our previously reported consolidated balance sheet as follows (in thousands):

THE JOINT CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2017	Adjustments due to ASC 606 adoption	As of December 31, 2017
ASSETS	(as reported)		(as adjusted)
Current assets:
Deferred franchise costs - current portion	$484	$14	$498
Total current assets	6,657	14	6,671
Deferred franchise costs, net of current portion	813	1,500	2,313
Total assets	$16,910	$1,515	$18,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred franchise revenue - current portion	$1,686	$308	$1,994
Other current liabilities	49	24	73
Total current liabilities	4,967	332	5,299
Deferred revenue, net of current portion	4,693	4,867	9,560
Total liabilities	12,011	5,199	17,210
Stockholders' equity:
Accumulated deficit	(32,259)	(3,684)	(35,943)
Total stockholders' equity	4,899	(3,684)	1,215
Total liabilities and stockholders' equity	$16,910	$1,515	$18,425

The revenue and deferred cost adjustments are due to the change in method of recognizing franchise and regional developer fees. See Note 2, Revenue Disclosures, for a description of these changes.

Adoption of ASC 606 impacted our previously reported condensed consolidated statement of operations for the three months ended March 31, 2017, as follows (in thousands, except per share data):

THE JOINT CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2017	Adjustments due to ASC 606 adoption	Three Months Ended March 31, 2017
	(as reported)		(as adjusted)
Revenues:
Franchise fees	$450	$(154)	$296
Regional developer fees	77	(13)	64
Total revenues	5,674	(167)	5,507
Cost of revenues:
Franchise cost of revenues	683	(48)	635
Total cost of revenues	742	(48)	694
Loss from operations	(1,587)	(118)	(1,705)
Loss before income tax expense	(1,606)	(118)	(1,725)
Net loss and comprehensive loss	$(1,647)	$(118)	$(1,765)

Loss per share:
Basic and diluted loss per share	$(0.13)	$(0.01)	$(0.14)

The revenue and deferred cost adjustments are due to the change in method of recognizing franchise and regional developer fees. See Note 2, Revenue Disclosures, for a description of these changes.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The Company retrospectively adopted the standard on January 1, 2018 and reclassified restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. Accordingly, we reclassified $21,843 of restricted cash into cash, cash equivalents, and restricted cash as of March 31, 2017, which resulted in an increase in net cash used in operating activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2017. The adoption of the guidance also requires us to make disclosures about the nature of restricted cash balances. See previous discussion in Note 1. ‘Restricted Cash’ for these disclosures.

Additional new accounting guidance became effective for the Company effective January 1, 2018 that the Company reviewed and concluded was either not applicable to the Company's operations or had no material effect on the Company's consolidated financial statements.

Newly Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require lessees to recognize a right-of-use asset and a lease liability for virtually all leases, other than leases with a term of 12 months or less, and to provide additional disclosures about leasing arrangements. Accounting by lessors is largely unchanged from existing accounting guidance. The Company will be required to adopt the new guidance on a modified retrospective basis beginning with its first fiscal quarter of 2019. Early adoption is permitted.

While the Company is still in the process of evaluating the impact of the new guidance on its consolidated financial statements and disclosures, the Company expects adoption of the new guidance will have a material impact on its Consolidated Balance Sheets due to recognition of the right-of-use asset and lease liability related to its operating leases. While the new guidance is also expected to impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, the Company does not presently believe there will be a material impact on its Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows. Recognition of a lease liability related to operating leases will not impact any covenants related to the Company's long-term debt because the debt agreements specify that covenant ratios be calculated using U.S. GAAP in effect at the time the debt agreements were entered into.

The Company reviewed other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements upon future adoption.

Note 2: Revenue Disclosures

Company-owned or Managed Clinics

The Company earns revenues from clinics that it owns and operates or manages throughout the United States.  In those states where the Company owns and operates the clinic, revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing.  Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed.  In other states where state law requires the chiropractic practice to be owned by a licensed chiropractor, the Company enters into a management agreement with the doctor’s PC.  Under the management agreement, the Company provides administrative and business management services to the doctor’s PC in return for a monthly management fee.  Due to certain implicit variable consideration in these management agreement contracts, and based on past practices between the parties, the Company determined that it cannot meet the probable threshold if it includes all of the variable consideration in the transaction price. Therefore, the Company recognizes revenue under these contracts only when it has a high degree of confidence that revenue will not be reversed in a subsequent reporting period.

Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees

The Company currently franchises its concept across 29 states. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.

The transaction price in a standard franchise arrangement primarily consists of (a) initial franchise fees; (b) continuing franchise fees (royalties); (c) advertising fees; and (d) software fees. Since the Company considers the licensing of the franchising right to be a single performance obligation, no allocation of the transaction price is required.

The Company recognizes the primary components of the transaction price as follows:

•	Franchise fees are recognized as revenue ratably on a straight-line basis over the term of the franchise agreement commencing with the execution of the franchise agreement. As these fees are typically received in cash at or near the beginning of the franchise term, the cash received is initially recorded as a contract liability until recognized as revenue over time;

•	The Company is entitled to royalties and advertising fees based on a percentage of the franchisee's gross sales as defined in the franchise agreement. Royalty and advertising revenue is recognized when the franchisee's sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either what is considered a contract asset (unbilled receivable) or, once billed, accounts receivable, on the balance sheet.

•	The Company is entitled to a monthly software fee, which is charged monthly. The Company recognizes revenue related to these software fees ratably on a straight-line basis over the term of the franchise agreement.

In determining the amount and timing of revenue from contracts with customers, the Company exercises significant judgment with respect to collectability of the amount; however, the timing of recognition does not require significant judgments as it is based on either the franchise term, or the reported sales of the franchisee, none of which require estimation. The Company believes its franchising arrangements do not contain a significant financing component.

Prior to the adoption of ASC 606, the Company generally recognized the entire franchise fee as revenue at the clinic opening date. The impact on the Company's previously reported financial statements of the change from that policy to the policy described above is presented in Note 1, Nature of Operations and Summary of Significant Accounting Policies.

Under ASC 606, the Company will record advertising fees received under franchise agreements as advertising fund revenue. Under previously issued accounting guidance for franchisors, advertising revenue and expense were recognized in the same amount in each period. That guidance was superseded by ASC 606 such that advertising expense may now be different than the advertising revenue recognized as described above. The impact of these changes with respect to advertising fees and advertising expenses on the Company's previously reported financial statements was not material.

Regional Developer Fees

The Company currently utilizes eighteen regional developers to assist in the development of the brand across certain geographic territories. The arrangement is documented in the form of a regional developer agreement. The arrangement between the Company and the regional developer requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the regional developer, but instead represent a single performance obligation, which is the transfer of the development rights to the defined geographic region. The intellectual property subject to the development rights is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the development rights is to provide the regional developer with access to the brand’s symbolic intellectual property over the term of the agreement. The services provided by the Company are highly interrelated with the development of the territory and the resulting franchise licenses sold by the regional developer and as such are considered to represent a single performance obligation.

The transaction price in a standard regional developer arrangement primarily consists of the initial territory fees. The Company recognizes the regional developer fee as revenue ratably on a straight-line basis over the term of the regional developer agreement commencing with the execution of the regional developer agreement. As these fees are typically received in cash at or near the beginning of the term of the regional developer agreement, the cash received is initially recorded as a contract liability until recognized as revenue over time.

Disaggregation of Revenue

The Company believes that the captions contained on the condensed consolidated statements of operations appropriately reflect the disaggregation of its revenue by major type for the three months ended March 31, 2018 and 2017.

Rollforward of Contract Liabilities and Contract Assets

Changes in the Company's contract liability for deferred franchise and regional development fees during the three months ended March 31, 2018 were as follows (in thousands):

Deferred Revenue (short- and long- term)
Balance at December 31, 2017	$11,554
Recognized as revenue during the three months ended March 31, 2018	(483)
Fees received and deferred during the three months ended March 31, 2018	518
Balance at March 31, 2018	$11,589

Changes in the Company's contract assets for deferred franchise costs during the three months ended March 31, 2018 are as follows (in thousands):

Deferred Franchise Costs (short- and long- term)
Balance at December 31, 2017	$2,811
Recognized as cost of revenue during the three months ended March 31, 2018	(126)
Costs incurred and deferred during the three months ended March 31, 2018	260
Balance at March 31, 2018	$2,945

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2018 (in thousands):

Contract liabilities expected to be recognized in	Amount
2018 (remaining)	$1,497
2019	1,987
2020	1,988
2021	1,863
2022	1,432
Thereafter	2,822
Total	$11,589

Note 3. Restricted Cash

The table below reconciles the cash and cash equivalents balance and restricted cash balances from our condensed consolidated balance sheet to the amount of cash reported on the condensed consolidated statement of cash flows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$4,033,730	$2,676,607
Restricted cash	134,189	312,551
Total cash, cash equivalents and restricted cash	$4,167,919	$2,989,158

Note 4: Notes Receivable

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

The net outstanding balances of the notes as of March 31, 2018 and December 31, 2017 were $482,395 and $523,785, respectively.

Note 5: Property and Equipment

Property and equipment consists of the following:

	March 31, 2018	December 31, 2017

Office and computer equipment	$1,170,334	$1,137,970
Leasehold improvements	5,162,883	5,117,379
Software developed	1,147,594	1,066,454
	7,480,811	7,321,803
Accumulated depreciation	(4,192,702)	(3,928,349)
	3,288,109	3,393,454
Construction in progress	431,350	407,012
	$3,719,459	$3,800,466

Depreciation expense was $264,353 and $403,131 for the three months ended March 31, 2018 and 2017 respectively.

Note 6: Fair Value Consideration

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

As of March 31, 2018 and December 31, 2017, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.

Note 7: Intangible Assets

Intangible assets consist of the following:

	As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,673,000	$719,757	$953,243
Customer relationships	701,000	694,417	6,583
Reacquired development rights	1,162,000	484,848	677,152
	$3,536,000	$1,899,022	$1,636,978

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,673,000	$657,943	$1,015,057
Customer relationships	701,000	674,667	26,333
Reacquired development rights	1,162,000	443,348	718,652
	$3,536,000	$1,775,958	$1,760,042

Amortization expense was $123,064 and $174,856 for the three months ended March 31, 2018 and 2017, respectively.

Estimated amortization expense for 2018 and subsequent years is as follows:

2018 (remainder)	$316,525
2019	413,256
2020	413,256
2021	348,034
2022	133,693
Thereafter	12,214
Total	$1,636,978

Note 8: Debt

Notes Payable

During 2015, the Company issued 12 notes payable, which matured in February 2017, totaling $800,350 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates ranged from 1.5% to 5.25%.

During 2016, the Company issued two notes payable totaling $186,000 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates for both notes are 4.25% with maturities through May of 2017. There is one outstanding note which will be paid upon execution of a final settlement and release agreement between the parties.

Maturities of notes payable are as follows as of March 31, 2018:

2018 (remainder)	$100,000
Total	$100,000

Credit and Security Agreement

On January 3, 2017, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) and signed a revolving credit note payable to the lender. Under the Credit Agreement, the Company is able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans is at a rate equal to 10% per annum, provided that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest is due and payable on the last day of each fiscal quarter in an amount determined by the Company, but not less than $25,000. The lender’s lending commitments under the Credit Agreement terminate in December 2019, unless sooner terminated in accordance with the provisions of the Credit Agreement. The Credit Agreement is collateralized by the assets in the Company’s company-owned or managed clinics. The Company is using the credit facility for general working capital needs. As of March 31, 2018, the Company had drawn $1,000,000 of the $5,000,000 available under the Credit Agreement.

Note 9: Equity

Stock Options

In the three months ended March 31, 2018, the Company granted 60,000 stock options to employees with exercise prices ranging from $4.92 - $6.85.

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

The Company has computed the fair value of all options granted during the three months ended March 31, 2018 and 2017, using the following assumptions:

	Three Months Ended March 31,
	2018			2017
Expected volatility	42%	-	43%		42%
Expected dividends		None			None
Expected term (years)		7			7
Risk-free rate	2.53%	to	2.63%	2.10%	to	2.14%
Forfeiture rate		20%			20%

The information below summarizes the stock options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2016	953,075	$3.66	$1.86	6.9
Granted at market price	295,286	4.31
Exercised	(206,875)	1.76
Cancelled	(37,570)	5.11
Outstanding at December 31, 2017	1,003,916	$4.18	$1.87	8.1
Granted at market price	60,000	5.89
Exercised	(7,500)	3.11
Cancelled	(2,605)	5.03
Outstanding at March 31, 2018	1,053,811	$4.29	$1.93	8.0
Exercisable at March 31, 2018	476,601	$4.77	$2.07	7.6

The intrinsic value of the Company’s stock options outstanding was $2,885,475 at March 31, 2018.

For the three months ended March 31, 2018 and 2017, stock-based compensation expense for stock options was $139,172 and $51,038, respectively.  Unrecognized stock-based compensation expense for stock options as of March 31, 2018 was $867,997, which is expected to be recognized ratably over the next 2.9 years.

Restricted Stock

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Outstanding at December 31, 2017	63,700
Awards granted	-
Awards vested	-
Awards forfeited	-
Outstanding at March 31, 2018	63,700

For the three months ended March 31, 2018 and 2017, stock-based compensation expense for restricted stock was $68,469 and $44,027, respectively. Unrecognized stock-based compensation expense for restricted stock awards as of March 31, 2018 was $74,772, the majority of which will be recognized on June 1, 2018.

Note 10: Income Taxes

During the three months ended March 31, 2018 and 2017, the Company recorded income tax (benefit) expense of approximately ($63,000) and $41,000, respectively. The Company’s effective tax rate differs from the federal statutory tax rate due to permanent differences in state taxes and changes in the valuation allowance.

Note 11: Related Party Transactions

The Company entered into consulting and legal agreements with certain common stockholders related to services performed for the operations and transaction related activities of the Company. Amounts paid to or for the benefit of these stockholders was approximately $48,000 and $52,000 for the three months ended March 31, 2018 and 2017, respectively.

Note 12: Commitments and Contingencies

Operating Leases

The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio.

Total rent expense for the three months ended March 31, 2018 and 2017 was $685,677 and $744,295, respectively.

Future minimum annual lease payments are as follows:

2018 (remainder)	$1,904,467
2019	2,354,982
2020	2,105,402
2021	1,991,650
2022	1,879,686
Thereafter	3,253,292
Total	$13,489,479

Note 13: Segment Reporting

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.

The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of March 31, 2018, the Company operated or managed 47 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of March 31, 2018, the franchise system consisted of 359 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for the Company’s two operating business segments (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues:		(as adjusted)
Corporate clinics	$3,257	$2,497
Franchise operations	3,841	3,010
Total revenues	$7,098	$5,507

Segment operating (loss) income:
Corporate clinics	$111	$(1,017)
Franchise operations	1,815	1,233
Total segment operating (loss) income	$1,926	$216

Depreciation and amortization:
Corporate clinics	$303	$444
Franchise operations	-	-
Corporate administration	84	134
Total depreciation and amortization	$387	$578

Reconciliation of total segment operating income (loss) to consolidated earnings (loss) before income taxes (in thousands):
Total segment operating (loss) income	$1,926	$216
Unallocated corporate	(2,365)	(1,921)
Consolidated loss from operations	(439)	(1,705)
Other (expense) income, net	(11)	(19)
Loss before income tax expense	$(450)	$(1,725)

	March 31, 2018	December 31, 2017
Segment assets:		(as adjusted)
Corporate clinics	$8,695	$8,998
Franchise operations	3,938	3,876
Total segment assets	$12,633	$12,874

Unallocated cash and cash equivalents and restricted cash	$4,168	$4,320
Unallocated property and equipment	777	765
Other unallocated assets	665	466
Total assets	$18,243	$18,425

“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.

Note 14: Subsequent Events

On April 6, 2018, the Company entered into an Asset and Franchise Purchase Agreement under which (i) the Company repurchased from the seller one operating franchise in San Diego, California and (ii) the parties agreed to mutually terminate a second franchise agreement for an operating franchise. The Company intends to operate the remaining franchise as a company-managed clinic. The total purchase price for the transaction was $100,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Item 1A of our Form 10-K for the year ended December 31, 2017. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risks and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors contained in Item 1A of our Form 10-K for the year ended December 31, 2017 that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

Overview

Our principal business is to develop, own, operate, support and manage chiropractic clinics through franchising and the sale of regional developer rights and through direct ownership and management arrangements throughout the United States.

We strive to be the leading provider of chiropractic care in the markets we serve and to increase brand recognition in our industry through the expansion of chiropractic clinics in key markets throughout North America and abroad.

Key Performance Measures.  We receive both weekly and monthly performance reports from our clinics which include key performance indicators including gross clinic sales, total royalty income, and patient office visits. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance.

Key Clinic Development Trends.   As of March 31, 2018, we and our franchisees operated 406 clinics. Of the 47 company-owned or managed clinics, 16 were constructed and developed by us, and 31 were acquired from franchisees.

Our current strategy is to grow through the sale and development of additional franchises and to foster the growth of acquired and developed clinics that we own and manage. In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors.

We believe that The Joint has a sound concept, benefiting from the fundamental changes taking place in the manner in which Americans access chiropractic care and their growing interest in seeking effective, affordable natural solutions for general wellness. These trends join with the strong preference we have seen among chiropractic doctors to reject the insurance-based model to produce a combination that benefits the consumer and the service provider alike. We believe that these forces create an important opportunity to accelerate the growth of our network.

Significant Events and/or Recent Developments

We continue to deliver on our strategic initiatives and achieved our third consecutive quarter of positive Adjusted EBITDA. In 2018, we are well positioned to accelerate growth by implementing three key strategies: (1) continue to accelerate franchise sales; (2) continue to build upon our regional developer strategy; and (3) expand our corporate clinics portfolio within clustered locations. Following these strategic initiatives, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, we saw gross system-wide sales grow by 32%, system-wide comp sales – or “same store” retail sales of clinics that have been open for at least 13 full months – increase by 26%, and our revenue grow by 29%. These factors drove improvement in our bottom line, and we continue to drive toward sustainable profitability with our net loss decreasing by $1.4 million to $0.4 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Further, cash and cash equivalents were relatively stable at $4.0 million dollars at March 31, 2018 compared to $4.2 million at December 31, 2017.

Factors Affecting Our Performance

Our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic openings, markets in which they are contained and related expenses, general economic conditions, consumer confidence in the economy, consumer preferences, and competitive factors.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP. The Company adopted the new standard effective January 1, 2018. The Company expects the adoption of this standard to negatively impact 2018 consolidated franchise fee revenues by approximately $0.2 million, favorably impact regional developer fees revenue by approximately $0.2 million, and favorably decrease franchise cost of revenue by approximately $0.1 million as compared to forecasted amounts under previous GAAP.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2018 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017, except as outlined in Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report as it relates to revenue recognition under ASC 606.

Results of Operations

The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.

Total Revenues – Three Months Ended March 31, 2018

Components of revenues for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, are as follows:

	Three Months Ended March 31,
	2018	2017	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$3,256,624	$2,496,334	$760,290	30.5%
Royalty fees	2,273,988	1,706,073	567,915	33.3%
Franchise fees	348,337	295,540	52,797	17.9%
Advertising fund revenue	659,030	598,436	60,594	10.1%
Software fees	307,475	267,013	40,462	15.2%
Regional developer fees	135,011	64,146	70,865	110.5%
Other revenues	117,450	79,605	37,845	47.5%

Total revenues	$7,097,915	$5,507,147	$1,590,768	28.9%

The reasons for the significant changes in our components of total revenues were as follows:

Consolidated Results

•	Total revenues increased by $1.6 million, primarily due to the continued revenue growth of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues and management fees from company-owned or managed clinics increased, primarily due to improved same-store sales growth.

Franchise Operations

•	Royalty fees have increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of March 31, 2018, and 2017, there were 359 and 326 franchised clinics in operation, respectively.

•	Franchise fees increased due to an increase in franchise agreements executed during the period.

•	Regional developer fees increased due to the sale of seven additional regional developer territories.

•	Software fees and advertising fund revenue increased due to an increase in our franchise clinic base as described above.

Cost of Revenues

	Three Months Ended March 31,		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
Cost of Revenues	$972,332	$693,716	$278,616	40.2%

For the three months ended March 31, 2018, as compared with the three months ended March 31, 2017, the total cost of revenues increased due to an increase in regional developer royalties of $0.3 million triggered by an increase of royalty revenues of approximately 33%.

Selling and Marketing Expenses

	Three Months Ended March 31,		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
Selling and Marketing Expenses	$1,102,304	$958,706	$143,598	15.0%

Selling and marketing expenses increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, driven by an increase in local marketing expenditures by the company-owned or managed clinics and higher franchise sales advertising expenditures.

Depreciation and Amortization Expenses

	Three Months Ended March 31,		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
Depreciation and Amortization Expenses	$387,417	$577,987	$(190,570)	(33.0)%

Depreciation and amortization expenses decreased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the sale or closure of 14 company-owned or managed clinics.

General and Administrative Expenses

	Three Months Ended March 31,		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
General and Administrative Expenses	$5,074,927	$4,564,078	$510,849	11.2%

General and administrative expenses increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase of approximately $0.5 million in payroll related expenses due to wage merit increases and accrued bonus for the 2018 period.

Loss from Operations - Three Months Ended March 31, 2018

	Three Months Ended March 31,		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
Loss from Operations	$(439,065)	$(1,705,311)	$1,266,246	(74.3)%

Consolidated Results

Consolidated loss from operations decreased by $1.3 million for the period ended March 31, 2018 compared to the period ended March 31, 2017, primarily driven by the $1.1 million improvement in operating income (loss) in the corporate clinic segment discussed below, and an increase in net income from franchised operations of $0.7 million discussed below, offset by an increase in unallocated corporate overhead of $0.4 million.

Corporate Clinics

Our corporate clinics segment (i.e., company-owned or managed clinics) had income from operations of $0.1 million for the period ended March 31, 2018, an improvement of $1.1 million compared to a loss from operations of $1.0 million for the same period last year. This improvement was primarily due to:

•	An increase in revenues of approximately $0.8 million from company-owned or managed clinics; and

•	A decrease of approximately $0.4 million of loss from disposition or impairment due to lease exits in the three months ended March 31, 2017 that did not recur, offset by an increase of approximately $0.1 million in selling and marketing expenses related to increased local marketing expenditures by the company-owned or managed clinics.

Franchise Operations

Our franchise operations segment had net income from operations of $1.8 million for the three months ended March 31, 2018, an increase of $0.6 million, compared to net income from operations of $1.2 million for the same period ended March 31, 2017. This increase was primarily due to:

•	An increase of approximately $0.8 million in total revenues (net of national marketing fund contributions), due primarily to an approximately 33% increase in franchise royalty revenues; offset by

•	An increase of approximately $0.3 million in regional developer royalties.

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

As of March 31, 2018, we had cash and short-term bank deposits of approximately $4.0 million. We used approximately $33,000 of cash flow from operating activities in the three months ended March 31, 2018. We will continue to preserve cash, and while we plan to resume the acquisition and development of company-owned or managed clinics, we intend to progress at a measured pace and target geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertisement and marketing and attain general corporate and administrative operating efficiencies.

In January 2017, we executed a Credit and Security Agreement which provided a credit facility up to $5.0 million. We have drawn $1.0 million under the credit facility. See Note 8 to our condensed consolidated financial statements included in this report for additional discussion of the credit facility.

Analysis of Cash Flows

Net cash used in operating activities decreased by $1,245,457 to $33,103 for the three months ended March 31, 2018 compared to $1,278,560 for the three months ended March 31, 2017. The decrease in cash used in operating activities was attributable primarily to decreased expenses caused by decreased operating losses and working capital requirements of our company-owned or managed clinics.

Net cash used in investing activities was $142,343 and $29,317 for the three months ended March 31, 2018 and 2017, respectively.  For the three months ended March 31, 2018, this includes purchases of fixed assets of $183,734 and payments received on notes receivable of $41,391.  For the three months ended March 31, 2017, this includes purchases of fixed assets of $39,325 and payments received on notes receivable of $10,008.

Net cash provided by financing activities was $23,325 and $952,777 for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, this includes proceeds from exercise of stock options. For the three months ended March 31, 2017, this includes borrowings of $1,000,000 on our revolving line of credit, $116,277 from the exercise of stock options and $163,500 from repayments on notes payable.

Recent Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the first quarter of 2018, we implemented new controls in connection with our adoption of the Accounting Standards Updates related to Topic 606, Revenue from Contracts with Customers. No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is party to litigation from time to time.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

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

THE JOINT CORP.

Dated: May 11, 2018	By:	/s/ Peter D. Holt
Peter D. Holt
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2018	By:	/s/ John P. Meloun
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

