Form 10-Q
period 2018-06-30
JOINT Corp
filed 2018-08-10
CIK 1612630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, the registrant had 13,725,994 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)	(as adjusted)
Current assets:
Cash and cash equivalents	$4,583,025	$4,216,221
Restricted cash	124,899	103,819
Accounts receivable, net	1,166,722	1,138,380
Notes receivable - current portion	180,706	171,928
Deferred franchise costs - current portion	539,517	498,433
Prepaid expenses and other current assets	632,791	542,342
Total current assets	7,227,660	6,671,123
Property and equipment, net	3,658,823	3,800,466
Notes receivable, net of current portion	259,255	351,857
Deferred franchise costs, net of current portion	2,483,977	2,312,837
Intangible assets, net	1,645,268	1,760,042
Goodwill	2,916,426	2,916,426
Deposits and other assets	596,251	623,308
Total assets	$18,787,660	$18,436,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$723,359	$1,068,669
Accrued expenses	120,941	86,959
Co-op funds liability	107,134	89,681
Payroll liabilities	971,968	867,430
Notes payable - current portion	100,000	100,000
Deferred rent - current portion	164,018	152,198
Deferred franchise revenue - current portion	2,039,598	1,994,182
Deferred revenue from company clinics	937,526	867,804
Other current liabilities	403,160	152,534
Total current liabilities	5,567,704	5,379,457
Notes payable, net of current portion	1,000,000	1,000,000
Deferred rent, net of current portion	731,651	802,492
Deferred franchise revenue, net of current portion	9,657,869	9,552,746
Deferred tax liability	60,552	136,434
Other liabilities	424,616	411,497
Total liabilities	17,442,392	17,282,626
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of June 30, 2018, and December 31, 2017	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,738,078 shares issued and 13,723,994 shares outstanding as of June 30, 2018 and 13,600,338 shares issued and 13,586,254 outstanding as of December 31, 2017	13,738	13,600
Additional paid-in capital	37,851,248	37,229,869
Treasury stock 14,084 shares as of June 30, 2018 and December 31, 2017, at cost	(86,045)	(86,045)
Accumulated deficit	(36,433,673)	(36,003,991)
Total stockholders' equity	1,345,268	1,153,433
Total liabilities and stockholders' equity	$18,787,660	$18,436,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:		(as adjusted)		(as adjusted)
Revenues and management fees from company clinics	$3,420,685	$2,679,937	$6,677,309	$5,176,271
Royalty fees	2,421,185	1,854,087	4,695,173	3,560,160
Franchise fees	449,144	363,834	797,481	659,374
Advertising fund revenue	687,752	621,578	1,346,782	1,220,014
Software fees	315,910	282,525	623,385	549,538
Regional developer fees	137,412	98,741	272,423	162,887
Other revenues	124,744	99,348	242,194	178,953
Total revenues	7,556,832	6,000,050	14,654,747	11,507,197
Cost of revenues:
Franchise cost of revenues	977,782	700,986	1,850,550	1,335,841
IT cost of revenues	73,802	65,452	173,366	124,313
Total cost of revenues	1,051,584	766,438	2,023,916	1,460,154
Selling and marketing expenses	1,293,663	1,058,224	2,395,967	2,016,930
Depreciation and amortization	404,975	503,226	792,392	1,081,212
General and administrative expenses	4,656,308	4,667,688	9,731,234	9,231,765
Total selling, general and administrative expenses	6,354,946	6,229,138	12,919,593	12,329,907
Loss on disposition or impairment	250,704	-	250,704	417,971
Loss from operations	(100,402)	(995,526)	(539,466)	(2,700,835)

Other income (expense):
Bargain purchase gain	75,264	-	75,264	-
Other income (expense), net	(11,689)	(24,031)	(22,884)	(43,496)
Total other income (expense)	63,575	(24,031)	52,380	(43,496)

Loss before income tax expense	(36,827)	(1,019,557)	(487,086)	(2,744,331)

Income tax benefit (expense)	(5,951)	(2,583)	57,404	(43,192)

Net loss and comprehensive loss	$(42,778)	$(1,022,140)	$(429,682)	$(2,787,523)

Loss per share:
Basic and diluted loss per share	$(0.00)	$(0.08)	$(0.03)	$(0.21)

Basic and diluted weighted average shares	13,622,710	13,127,255	13,605,370	13,085,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:		(as adjusted)
Net loss	$(429,682)	$(2,787,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	792,392	1,081,212
Loss on sale of property and equipment	974	-
Loss on disposition or impairment of assets	250,704	417,971
Net franchise fees recognized upon termination of franchise agreements	(72,450)	-
Bargain purchase gain	(75,264)	-
Deferred income taxes	(75,882)	55,332
Stock based compensation expense	346,629	227,121
Changes in operating assets and liabilities:
Accounts receivable	104,939	(161,302)
Income taxes receivable	-	38,960
Prepaid expenses and other current assets	(90,449)	(57,721)
Deferred franchise costs	(260,774)	129,101
Deposits and other assets	42,359	49,187
Accounts payable	(384,538)	(83,621)
Accrued expenses	33,982	(32,572)
Co-op funds liability	17,453	9,337
Payroll liabilities	104,538	(140,877)
Other liabilities	13,041	(96,492)
Deferred rent	(59,021)	(343,191)
Deferred revenue	354,259	906,444
Net cash provided by (used in) operating activities	613,210	(788,634)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(80,000)	-
Purchase of property and equipment	(370,757)	(106,254)
Payments received on notes receivable	83,824	25,826
Net cash used in investing activities	(366,933)	(80,428)

Cash flows from financing activities:
Borrowings on revolving credit note payable	-	1,000,000
Proceeds from exercise of stock options	141,607	83,495
Repayments on notes payable	-	(231,500)
Net cash provided by financing activities	141,607	851,995

Increase (decrease) in cash	387,884	(17,067)
Cash and restricted cash, beginning of period	4,320,040	3,344,258
Cash and restricted cash, end of period	$4,707,924	$3,327,191

During the six months ended June 30, 2018 and 2017, cash paid for income taxes was $19,522 and $22,838, respectively. During the six months ended June 30, 2018 and 2017, cash paid for interest was $50,000 and $56,993, respectively.

Supplemental disclosure of non-cash activity:

As of June 30, 2018, we had property and equipment purchases of $19,228 included in accounts payable.

As of June 30, 2018, we had stock option exercise proceeds of $133,281 included in accounts receivable.

In connection with our acquisitions of franchises during the six months ended June 30, 2018, we acquired $17,964 of property and equipment, intangible assets of $129,000, and favorable leases of $15,302, in exchange for $80,000 in cash to the sellers with $20,000 held in accounts payable as holdback for settlement of final expenses.  Additionally, at the time of these transactions, we carried deferred revenue of $12,998, representing franchise fees collected upon the execution of the franchise agreement.  In accordance with ASC-952-605, we netted this amount against the aggregate purchase price of the acquisitions (Note 2).

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”) and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary consolidated financial statements and the notes thereto as set forth in The Joint Corp.’s Form 10-K, which included all disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position on a consolidated basis and the consolidated results of operations and cash flows for the interim periods presented. The results of operations for the periods ended June 30, 2018 and 2017 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended June 30, 2018 and 2017 is unaudited.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other (expenses) income that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue under the new revenue standard, see Note 3, Revenue Disclosures. Certain balances were reclassified from general and administrative expenses to other expense, net, as well as certain balances from other revenues to revenues and management fees from company clinics for the period ended June 30, 2017 to conform to the current year presentation and align with the segment footnote presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of The Joint Corp. and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented.

All significant intercompany accounts and transactions between The Joint Corp. and its subsidiary have been eliminated in consolidation.

Comprehensive Loss

Net loss and comprehensive loss are the same for the three and six months ended June 30, 2018 and 2017.

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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Franchised clinics:	2018	2017	2018	2017
Clinics in operation at beginning of period	359	326	352	309
Opened or purchased during the period	8	11	15	29
Acquired during the period	(1)	-	(1)	-
Closed during the period	(1)	(1)	(1)	(2)
Clinics in operation at the end of the period	365	336	365	336

	Three Months Ended June 30,		Six Months Ended June 30,
Company-owned or managed clinics:	2018	2017	2018	2017
Clinics in operation at beginning of period	47	47	47	61
Opened during the period	-	-	-	-
Acquired during the period	1		1	-
Closed or sold during the period	-	-	-	(14)
Clinics in operation at the end of the period	48	47	48	47

Total clinics in operation at the end of the period	413	383	413	383

Clinics licenses sold but not yet developed	117	110	117	110
Executed letters of intent for future clinic licenses	9	-	9	-

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of June 30, 2018 and December 31, 2017.

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

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees and royalty fees. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2018, and December 31, 2017, the Company had an allowance for doubtful accounts of $0.

Deferred Franchise Costs

Deferred franchise costs represent commissions that are direct and incremental to the Company, and are paid in conjunction with the sale of a franchise. These costs are recognized as an expense when the respective revenue is recognized, which is generally over the term of the related franchise agreement.

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

Intangible Assets

Intangible assets consist primarily of re-acquired franchise and regional developer rights and customer relationships.  The Company amortizes the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which range from four to eight years. In the case of regional developer rights, the Company amortizes the acquired regional developer rights over seven years. The fair value of customer relationships is amortized over their estimated useful life of two years.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the three and six months ended June 30, 2018 and 2017.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments of long-lived assets were recorded for the three and six months ended June 30, 2018 and 2017.

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

Lease exit liability at December 31, 2017	$299,400
Additions or changes in estimates	250,704
Settlements	-
Net accretion	(24,342)
Lease exit liability at June 30, 2018	$525,762

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

Royalties and Advertising Fund Revenue. The Company collects royalties, as stipulated in the franchise agreement, equal to 7% of gross sales, and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to the Company’s performance obligation under the franchise agreement and are recognized as franchisee clinic level sales occur. Royalties are collected bi-monthly two working days after each sales period has ended.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $471,056 and $881,694 for the three and six months ended June 30, 2018, respectively. Advertising expenses were $359,997 and $646,411 for the three and six months ended June 30, 2017, respectively.

Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the condensed consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of June 30, 2018 and December 31, 2017. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Company has not completed its determination of the accounting implications of the 2017 Tax Act on its accruals. However, it has reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in its financial statements as of June 30, 2018. As the Company completes its analysis of the 2017 Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, it may make adjustments to the provisional amounts.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock, stock options and warrants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Net loss	$(42,778)	$(1,022,140)	$(429,682)	$(2,787,523)

Weighted average common shares outstanding - basic	13,622,710	13,127,255	13,605,370	13,085,159
Effect of dilutive securities:
Unvested restricted stock, stock options and warrants	-	-	-	-
Weighted average common shares outstanding - diluted	13,622,710	13,127,255	13,605,370	13,085,159

Basic and diluted loss per share	$(0.00)	$(0.08)	$(0.03)	$(0.21)

The following table summarizes the potential shares of common stock that were excluded from diluted net loss per share, because the effect of including these potential shares was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unvested restricted stock	37,012	65,700	37,012	65,700
Stock options	976,271	1,044,286	976,271	1,044,286
Warrants	90,000	90,000	90,000	90,000

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for doubtful accounts, share-based compensation arrangements, fair value of stock options, useful lives and realizability of long-lived assets, classification of deferred revenue and deferred franchise costs, lease exit liabilities, uncertain tax positions, realizability of deferred tax assets, impairment of goodwill and intangible assets and purchase price allocations.

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

Adoption of ASC 606 impacted the Company’s previously reported consolidated balance sheet as follows (in thousands):

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2017	Adjustments due to ASC 606 Adoption	As of December 31, 2017
ASSETS	(as reported)		(as adjusted)
Current assets:
Deferred franchise costs - current portion	$484	$14	$498
Total current assets	6,657	14	6,671
Deferred franchise costs, net of current portion	813	1,500	2,313
Deposits and other assets	612	12	623
Total assets	$16,910	$1,526	$18,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred franchise revenue - current portion	$1,686	$308	$1,994
Other current liabilities	49	104	153
Total current liabilities	4,967	412	5,379
Deferred revenue, net of current portion	4,693	4,859	9,553
Total liabilities	12,011	5,271	17,283
Stockholders' equity:
Accumulated deficit	(32,259)	(3,745)	(36,004)
Total stockholders' equity	4,899	(3,745)	1,153
Total liabilities and stockholders' equity	$16,910	$1,526	$18,436

The revenue and deferred cost adjustments are due to the change in method of recognizing franchise and regional developer fees. See Note 3, Revenue Disclosures, for a description of these changes. The change in other current liabilities relates to the Company’s classification of funds received related to letters of intent for future clinic licenses.

Adoption of ASC 606 impacted the Company’s previously reported condensed consolidated statement of operations for the three and six months ended June 30, 2017, as follows (in thousands, except per share data):

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	Three Months Ended June 30, 2017	Adjustments Due to ASC 606 Adoption	Three Months Ended June 30, 2017
	(as reported)		(as adjusted)
Revenues:
Franchise fees	$358	$6	$364
Regional developer fees	120	(21)	99
Total revenues	6,015	(15)	6,000
Cost of revenues:
Franchise cost of revenues	705	(4)	701
Total cost of revenues	770	(4)	766
Loss from operations	(985)	(11)	(996)
Loss before income tax expense	(1,009)	(11)	(1,020)
Net loss and comprehensive loss	$(1,011)	$(11)	$(1,022)

Loss per share:
Basic and diluted loss per share	$(0.08)	$(0.00)	$(0.08)

	Six Months Ended
	Six Months Ended June 30, 2017	Adjustments Due to ASC 606 Adoption	Six Months Ended June 30, 2017
	(as reported)		(as adjusted)
Revenues:
Franchise fees	$807	$(148)	$659
Regional developer fees	197	(34)	163
Total revenues	11,689	(181)	11,507
Cost of revenues:
Franchise cost of revenues	1,388	(52)	1,336
Total cost of revenues	1,512	(52)	1,460
Loss from operations	(2,572)	(129)	(2,701)
Loss before income tax expense	(2,615)	(129)	(2,744)
Net loss and comprehensive loss	$(2,658)	$(129)	$(2,788)

Loss per share:
Basic and diluted loss per share	$(0.20)	$0.06	$(0.14)

The revenue and deferred cost adjustments are due to the change in method of recognizing franchise and regional developer fees. See Note 3, Revenue Disclosures, for a description of these changes.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The Company retrospectively adopted the standard on January 1, 2018 and reclassified restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. Accordingly, we reclassified $53,980 of restricted cash into cash, cash equivalents, and restricted cash as of June 30, 2017, which resulted in an increase in net cash used in operating activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2017. The adoption of the guidance also requires us to make disclosures about the nature of restricted cash balances. See previous discussion in Note 1. ‘Restricted Cash’ for these disclosures.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year form the enactment date. SAB 118 was codified by the FASB as part of ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. As of June 30, 2018, we have not made any additional measurement period adjustments. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the 2017 Tax Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the 2017 Tax Act. We are continuing to gather information to assess the application of the 2017 Tax Act and expect to complete our analysis with the filing of our 2017 income tax returns later in 2018. We do not expect any subsequent adjustments to have any material impact on the consolidated balance sheets or statements of operations due to our historical loss position and the full valuation allowance on our net deferred tax assets.

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

Note 2: Acquisition

On April 6, 2018, the Company entered into an Asset and Franchise Purchase Agreement under which (i) the Company repurchased from the seller one operating franchise in San Diego, California and (ii) the parties agreed to mutually terminate a second franchise agreement for an operating franchise. The Company intends to operate the remaining franchise as a company-managed clinic. The total purchase price for the transaction was $100,000, less $12,998 of deferred revenue resulting in total purchase consideration of $87,002 related to the transaction.

The Company incurred approximately $3,250 of transaction costs related to this acquisition, which is included in general and administrative expenses in the accompanying statements of operations.

Purchase Price Allocation

The following summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed during 2018 as of the acquisition date:

Property and equipment	$17,964
Intangible assets	129,000
Favorable leases	15,302
Total assets acquired	162,266
Bargain purchase gain	(75,264)
Net purchase price	$87,002

Intangible assets in the table above consist of reacquired franchise rights of $85,000 amortized over an estimated useful life of four years and customer relationships of $44,000 amortized over an estimated useful life of two years.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three and six months ended June 30, 2018 and 2017 as if the acquisitions in 2018 had been completed on January 1, 2017.

	Pro Forma for the Three Months Ended		Pro Forma for the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues, net	$7,561,471	$6,082,097	$14,659,386	$11,663,316
Net income (loss)	$139,769	$(1,022,668)	$(440,214)	$(2,357,491)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2017 and 2018 prior to the acquisitions is included based on prior accounting records maintained by the acquired companies. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisitions. For 2018, this information includes actual data recorded in the Company’s financial statements for the period subsequent to the date of the acquisitions. The Company’s consolidated statement of operations for the three and six months ended June 30, 2018 includes net revenue and net income of approximately $62,000 and $17,000, respectively, attributable to the acquisitions.

The pro forma amounts included in the table above reflect the application of accounting policies and adjustment of the results of the clinics to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from January 1, 2017.

Note 3: Revenue Disclosures

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

In determining the amount and timing of revenue from contracts with customers, the Company exercises significant judgment with respect to collectability of the amount; however, the timing of recognition does not require significant judgment as it is based on either the franchise term, or the reported sales of the franchisee, none of which require estimation. The Company believes its franchising arrangements do not contain a significant financing component.

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

Disaggregation of Revenue

The Company believes that the captions contained on the condensed consolidated statements of operations appropriately reflect the disaggregation of its revenue by major type for the three and six months ended June 30, 2018 and 2017.

Rollforward of Contract Liabilities and Contract Assets

Changes in the Company's contract liability for deferred franchise and regional development fees during the six months ended June 30, 2018 were as follows (in thousands):

Deferred Revenue (short- and long- term)
Balance at December 31, 2017	$11,547
Recognized as revenue during the six months ended June 30, 2018	(1,070)
Fees received and deferred during the six months ended June 30, 2018	1,220
Balance at June 30, 2018	$11,697

Changes in the Company's contract assets for deferred franchise costs during the six months ended June 30, 2018 are as follows (in thousands):

Deferred Franchise Costs (short- and long- term)
Balance at December 31, 2017	$2,811
Recognized as cost of revenue during the six months ended June 30, 2018	(300)
Costs incurred and deferred during the six months ended June 30, 2018	512
Balance at June 30, 2018	$3,023

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2018 (in thousands):

Contract liabilities expected to be recognized in	Amount
2018 (remaining)	$1,028
2019	2,040
2020	2,041
2021	1,917
2022	1,493
Thereafter	3,178
Total	$11,697

Note 4. Restricted Cash

The table below reconciles the cash and cash equivalents balance and restricted cash balances from our condensed consolidated balance sheet to the amount of cash reported on the condensed consolidated statement of cash flows:

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$4,583,025	$3,046,777
Restricted cash	124,899	280,414
Total cash, cash equivalents and restricted cash	$4,707,924	$3,327,191

Note 5: Notes Receivable

Effective April 29, 2017, the Company entered into a regional developer agreement for certain territories in the state of Florida in exchange for $320,000, of which $187,000 was funded through a promissory note. The note bears interest at 10% per annum for 42 months and requires monthly principal and interest payments over 36 months, beginning November 1, 2017 and maturing on October 1, 2020. The note is collateralized by the regional developer rights in the respective territory.

Effective August 31, 2017, the Company entered into a regional developer agreement for certain territories in Maryland/Washington DC in exchange for $220,000, of which $117,475 was funded through a promissory note. The note bears interest at 10% per annum for 36 months and requires monthly principal and interest payments over 36 months, beginning September 1, 2017 and maturing on August 1, 2020. The note is collateralized by the regional developer rights in the respective territory.

Effective September 22, 2017, the Company entered into a regional developer and asset purchase agreement for certain territories in Minnesota in exchange for $228,293, of which $119,147 was funded through a promissory note. The note bears interest at 10% per annum for 36 months and requires monthly principal and interest payments over 36 months, beginning October 1, 2017 and maturing on September 1, 2020. The note is collateralized by the regional developer rights in the respective territory.

Effective October 10, 2017, the Company entered into a regional developer agreement for certain territories in Texas, Oklahoma and Arkansas in exchange for $170,000, of which $135,688 was funded through a promissory note. The note bears interest at 10% per annum for 36 months and requires monthly principal and interest payments over 36 months, beginning September 24, 2017 and maturing on October 24, 2020. The note is collateralized by the regional developer rights in the respective territory.

The net outstanding balances of the notes as of June 30, 2018 and December 31, 2017 were $439,961 and $523,785, respectively. Maturities of notes receivable as of June 30, 2018 are as follows:

2018 (remainder)	$88,104
2019	189,931
2020	161,926
2021	-
2022	-
Thereafter	-
Total	$439,961

Note 6: Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2018	2017

Office and computer equipment	$1,191,539	$1,137,970
Leasehold improvements	5,217,969	5,117,379
Software developed	1,295,450	1,066,454
	7,704,958	7,321,803
Accumulated depreciation	(4,476,967)	(3,928,349)
	3,227,991	3,393,454
Construction in progress	430,832	407,012
	$3,658,823	$3,800,466

Depreciation expense was $284,265 and $548,618 for the three and six months ended June 30, 2018, respectively. Depreciation expense was $356,329 and $759,459 for the three and six months ended June 30, 2017, respectively.

Note 7: Fair Value Consideration

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

As of June 30, 2018, and December 31, 2017, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.

The intangible assets resulting from the acquisition (reference Note 2) were recorded at fair value on a non-recurring basis and are considered Level 3 within the fair value hierarchy.

Note 8: Intangible Assets

Intangible assets consist of the following:

	As of June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,758,000	$786,884	$971,116
Customer relationships	745,000	706,500	38,500
Reacquired development rights	1,162,000	526,348	635,652
	$3,665,000	$2,019,732	$1,645,268

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,673,000	$657,943	$1,015,057
Customer relationships	701,000	674,667	26,333
Reacquired development rights	1,162,000	443,348	718,652
	$3,536,000	$1,775,958	$1,760,042

Amortization expense was $120,710 and $243,774 for the three and six months ended June 30, 2018, respectively. Amortization expense was $146,897 and $321,753 for the three and six months ended June 30, 2017, respectively.

Estimated amortization expense for 2018 and subsequent years is as follows:

2018 (remainder)	$228,252
2019	456,503
2020	440,007
2021	369,286
2022	139,006
Thereafter	12,214
Total	$1,645,268

Note 9: Debt

Notes Payable

During 2015, the Company issued 12 notes payable, which matured through February 2017, totaling $800,350 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates ranged from 1.5% to 5.25%.

During 2016, the Company issued two notes payable totaling $186,000 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates for both notes are 4.25% with maturities through May of 2017. There is one outstanding note which will be paid upon execution of a final settlement and release agreement between the parties.

Maturities of notes payable are as follows as of June 30, 2018:

2018 (remainder)	$100,000
Total	$100,000

Credit and Security Agreement

On January 3, 2017, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) and signed a revolving credit note payable to the lender. Under the Credit Agreement, the Company is able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans is at a rate equal to 10% per annum, provided that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest is due and payable on the last day of each fiscal quarter in an amount determined by the Company, but not less than $25,000. The lender’s lending commitments under the Credit Agreement terminate in December 2019, unless sooner terminated in accordance with the provisions of the Credit Agreement. The Credit Agreement is collateralized by the assets in the Company’s company-owned or managed clinics. The Company is using the credit facility for general working capital needs. As of June 30, 2018, the Company had drawn $1,000,000 of the $5,000,000 available under the Credit Agreement.

Note 10: Equity

Stock Options

In the six months ended June 30, 2018, the Company granted 60,000 stock options to employees with exercise prices ranging from $4.92 - $6.85.

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

The Company has computed the fair value of all options granted during the six months ended June 30, 2018 and 2017, using the following assumptions:

	Three Months Ended June 30,
	2018			2017
Expected volatility	42%	-	43%		42%
Expected dividends		None			None
Expected term (years)		7		5.5	to	7
Risk-free rate	2.53%	to	2.63%	1.98%	to	2.14%
Forfeiture rate		20%			20%

The information below summarizes the stock options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2016	953,075	$3.66	$1.86	6.9
Granted at market price	295,286	4.31
Exercised	(206,875)	1.76
Cancelled	(37,570)	5.11
Outstanding at December 31, 2017	1,003,916	$4.18	$1.87	8.1
Granted at market price	60,000	5.89
Exercised	(78,040)	3.52
Cancelled	(9,605)	4.46
Outstanding at June 30, 2018	976,271	$4.34	$1.93	7.2
Exercisable at June 30, 2018	429,811	$4.88	$2.12	7.2

The intrinsic value of the Company’s stock options outstanding was $3,827,538 at June 30, 2018.

For the three and six months ended June 30, 2018, stock-based compensation expense for stock options was $69,640 and $208,813, respectively.  For the three and six months ended June 30, 2017, stock-based compensation expense for stock options was $84,845 and $135,883, respectively. Unrecognized stock-based compensation expense for stock options as of June 30, 2018 was $763,121, which is expected to be recognized ratably over the next 2.67 years.

Restricted Stock

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Outstanding at December 31, 2017	63,700
Awards granted	33,012
Awards vested	(59,700)
Awards forfeited	-
Outstanding at June 30, 2018	37,012

For the three and six months ended June 30, 2018, stock-based compensation expense for restricted stock was $69,347 and $137,816, respectively. For the three and six months ended June 30, 2017, stock-based compensation expense for restricted stock was $47,211 and $91,238, respectively. Unrecognized stock-based compensation expense for restricted stock awards as of June 30, 2018 was $244,996, the majority of which will be recognized within one year.

Note 11: Income Taxes

During the three and six months ended June 30, 2018, the Company recorded income tax expense of approximately $6,000 and income tax benefit of approximately $57,000, respectively. The Company’s effective tax rate differs from the federal statutory tax rate due to permanent differences, state taxes and changes in the valuation allowance.

During the three and six months ended June 30, 2017, the Company recorded income tax expense of approximately $3,000 and $43,000, respectively, with the difference between the Company’s effective tax rate and the federal statutory tax rate due to state tax expense and a valuation allowance on the Company's deferred tax assets and the impact of certain permanent differences on taxable income.

Note 12: Related Party Transactions

The Company entered into a legal agreement with certain common stockholders related to services performed for the operations and transaction related activities of the Company. Amounts paid to or for the benefit of these stockholders was approximately $68,000 and $116,000 for the three and six months ended June 30, 2018, respectively. Amounts paid to or for the benefit of these stockholders was approximately $61,000 and $113,000 for the three and six months ended June 30, 2017, respectively.

Note 13: Commitments and Contingencies

Operating Leases

The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio.

Total rent expense for the three and six months ended June 30, 2018 was $706,080 and $1,391,757, respectively.  Total rent expense for the three and six months ended June 30, 2017 was $681,792 and $1,426,086, respectively.

Future minimum annual lease payments are as follows:

2018 (remainder)	$1,310,529
2019	2,512,851
2020	2,192,587
2021	2,081,451
2022	1,972,180
Thereafter	3,377,973
Total	$13,447,571

Note 14: Segment Reporting

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.

The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of June 30, 2018, the Company operated or managed 48 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of June 30, 2018, the franchise system consisted of 365 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for the Company’s two operating business segments (in thousands). The prior period comparatives have been adjusted to reflect the changes from ASC 606.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:		(as adjusted)		(as adjusted)
Corporate clinics	$3,421	$2,680	$6,677	$5,176
Franchise operations	4,136	3,320	7,978	6,331
Total revenues	$7,557	$6,000	$14,655	$11,507

Segment operating (loss) income:
Corporate clinics	$(86)	$(438)	$25	$(1,455)
Franchise operations	1,974	1,445	3,789	2,678
Total segment operating (loss) income	$1,888	$1,007	$3,814	$1,223

Depreciation and amortization:
Corporate clinics	$245	$400	$548	$844
Franchise operations	-	-	-	-
Corporate administration	160	103	244	237
Total depreciation and amortization	$405	$503	$792	$1,081

Reconciliation of total segment operating income (loss) to consolidated earnings (loss) before income taxes (in thousands):
Total segment operating income	$1,888	$1,007	$3,814	$1,223
Unallocated corporate	(1,989)	(2,003)	(4,353)	(3,924)
Consolidated loss from operations	(101)	(996)	(539)	(2,701)
Bargain purchase gain	75	-	75	-
Other (expense) income, net	(11)	(24)	(23)	(43)
Loss before income tax expense	$(37)	$(1,020)	$(487)	$(2,744)

For the six months ended June 30, 2017, $418,000 of loss on disposition/impairment has been reclassified from unallocated corporate to the corporate clinic segment operating loss to align with current year presentation.

	June 30, 2018	December 31, 2017
Segment assets:		(as adjusted)
Corporate clinics	$8,533	$8,998
Franchise operations	4,015	3,888
Total segment assets	$12,548	$12,886

Unallocated cash and cash equivalents and restricted cash	$4,708	$4,320
Unallocated property and equipment	846	765
Other unallocated assets	686	465
Total assets	$18,788	$18,436

“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.

Note 15: Subsequent Events

On August 7, 2018, the Board of Directors approved a change in strategy as it relates to our previously internally developed IT platform. The Company will move away from internal development and utilize a 3rd party software-as-a-service CRM platform as the basis for its IT infrastructure. Based on this decision, the Company expects to record an impairment of approximately $500,000 of previously capitalized software development costs during the third quarter of 2018.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Item 1A of our Form 10-K for the year ended December 31, 2017. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risks and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors contained in Item 1A of our Form 10-K for the year ended December 31, 2017 that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	we may not be able to successfully implement our growth strategy if we or our franchisees are unable to locate and secure appropriate sites for clinic locations, obtain favorable lease terms, and attract patients to our clinics;

•	we have limited experience operating company-owned or managed clinics, and we may not be able to duplicate the success of some of our franchisees;

•	we may not be able to acquire operating clinics from existing franchisees or develop company-owned or managed clinics on attractive terms;

•	any acquisitions that we make could disrupt our business and harm our financial condition;

•	we may not be able to continue to sell franchises to qualified franchisees;

•	we may not be able to identify, recruit and train enough qualified chiropractors to staff our clinics;

•	new clinics may not be profitable, and we may not be able to maintain or improve revenues and franchise fees from existing franchised clinics;

•	the chiropractic industry is highly competitive, with many well-established competitors;

•	recent administrative actions and rulings regarding the corporate practice of medicine and joint employer responsibility may jeopardize our business model;

•	we may face negative publicity or damage to our reputation, which could arise from concerns expressed by opponents of chiropractic and by chiropractors operating under traditional service models;

•	legislation and regulations, as well as new medical procedures and techniques, could reduce or eliminate our competitive advantages; and

•	we face increased costs as a result of being a public company.

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

Key Clinic Development Trends.   As of June 30, 2018, we and our franchisees operated 413 clinics. Of the 48 company-owned or managed clinics, 16 were constructed and developed by us, and 32 were acquired from franchisees.

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

Significant Events and/or Recent Developments

We continue to deliver on our strategic initiatives and continued our progress to sustained profitability. In 2018, we believe that we are well positioned to accelerate growth by implementing three key strategies: (1) continue to accelerate franchise sales; (2) continue to build upon our regional developer strategy; and (3) expand our corporate clinics portfolio within clustered locations. Following these strategic initiatives, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, we saw gross system-wide sales grow by 29%, system-wide comp sales – or “same store” retail sales of clinics that have been open for at least 13 full months – increase by 25%, and our revenue grow by 26%. These factors drove improvement in our bottom line, and we continue to drive toward sustainable profitability with our net loss decreasing by $2.4 million to $0.4 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Further, cash and cash equivalents increased to $4.6 million at June 30, 2018 compared to $4.2 million at December 31, 2017.

Factors Affecting Our Performance

Our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic openings, markets in which they are contained and related expenses, general economic conditions, consumer confidence in the economy, consumer preferences, and competitive factors.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP. We adopted the new standard effective January 1, 2018. We expect the adoption of this standard to negatively impact 2018 consolidated franchise fee revenues by approximately $0.2 million, favorably impact regional developer fees revenue by approximately $0.2 million, and favorably decrease franchise cost of revenue by approximately $0.1 million as compared to forecasted amounts under previous GAAP.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the six months ended June 30, 2018 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017, except as outlined in Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report as it relates to revenue recognition under ASC 606.

Results of Operations

The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.

Total Revenues – Three Months Ended June 30, 2018

Components of revenues for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, are as follows:

	Three Months Ended
	June 30,
	2018	2017	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$3,420,685	$2,679,937	$740,748	27.6%
Royalty fees	2,421,185	1,854,087	567,098	30.6%
Franchise fees	449,144	363,834	85,310	23.4%
Advertising fund revenue	687,752	621,578	66,174	10.6%
IT related income and software fees	315,910	282,525	33,385	11.8%
Regional developer fees	137,412	98,741	38,671	39.2%
Other revenues	124,744	99,348	25,396	25.6%

Total revenues	$7,556,832	$6,000,050	$1,556,782	25.9%

The reasons for the significant changes in our components of total revenues were as follows:

Consolidated Results

•	Total revenues increased by $1.6 million, primarily due to the continued revenue growth of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues and management fees from company-owned or managed clinics increased, primarily due to improved same-store sales growth.

Franchise Operations

•	Royalty fees have increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of June 30, 2018, and 2017, there were 365 and 336 franchised clinics in operation, respectively.

•	Franchise fees increased due to an increase in franchise agreements executed since June 30, 2017.

•	Regional developer fees increased due to the sale of additional regional developer territories in previous periods, and the related revenue recognition over the life of the regional developer agreement.

•	Software fees and advertising fund revenue increased due to an increase in our franchise clinic base as described above.

Total Revenues – Six Months Ended June 30, 2018

Components of revenues for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 are as follows:

	Six Months Ended
	June 30,
	2018	2017	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$6,677,309	$5,176,271	$1,501,038	29.0%
Royalty fees	4,695,173	3,560,160	1,135,013	31.9%
Franchise fees	797,481	659,374	138,107	20.9%
Advertising fund revenue	1,346,782	1,220,014	126,768	10.4%
Software fees	623,385	549,538	73,847	13.4%
Regional developer fees	272,423	162,887	109,536	67.2%
Other revenues	242,194	178,953	63,241	35.3%

Total revenues	$14,654,747	$11,507,197	$3,147,550	27.4%

The reasons for the significant changes in our components of total revenues were as follows:

Consolidated Results

•	Total revenues increased by $3.1 million, primarily due to the continued revenue growth of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues and management fees from company-owned or managed clinics increased, primarily due to improved same-store sales growth.

Franchise Operations

•	Royalty fees have increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of June 30, 2018, and 2017, there were 365 and 336 franchised clinics in operation, respectively.

•	Franchise fees increased due to an increase in franchise agreements executed since June 30, 2017.

•	Regional developer fees increased due to the sale of additional regional developer territories in previous periods, and the related revenue recognition over the life of the regional developer agreement.

•	Software fees and advertising fund revenue increased due to an increase in our franchise clinic base as described above.

Cost of Revenues

Cost of Revenues	2018	2017	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$1,051,584	$766,438	$285,146	37.2%
Six Months Ended June 30,	2,023,916	1,460,154	563,762	38.6%

For the three months ended June 30, 2018, as compared with the three months ended June 30, 2017, the total cost of revenues increased due to an increase in regional developer royalties of $0.2 million triggered by an increase in franchise royalty revenues of approximately 31%.

For the six months ended June 30, 2018, as compared with the six months ended June 30, 2017, the total cost of revenues increased due to an increase in regional developer royalties of $0.5 million triggered by an increase in franchise royalty revenues of approximately 32%.

Selling and Marketing Expenses

Selling and Marketing Expenses	2018	2017	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$1,293,663	$1,058,224	$235,439	22.2%
Six Months Ended June 30,	2,395,967	2,016,930	379,037	18.8%

Selling and marketing expenses increased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, driven by an increase in local marketing expenditures by the company-owned or managed clinics.

Selling and marketing expenses increased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, driven by an increase in local marketing expenditures by the company-owned or managed clinics.

Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2018	2017	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$404,975	$503,226	$(98,251)	(19.5)%
Six Months Ended June 30,	792,392	1,081,212	(288,820)	(26.7)%

Depreciation and amortization expenses decreased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to assets reaching the end of their estimated depreciable lives during the period.

Depreciation and amortization expenses decreased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to the sale or closure of 14 company-owned or managed clinics.

General and Administrative Expenses

General and Administrative Expenses	2018	2017	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$4,656,308	$4,667,688	$(11,380)	(0.2)%
Six Months Ended June 30,	9,731,234	9,231,765	499,469	5.4%

General and administrative expenses decreased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to a decrease in tax expense of $0.1 million offset by an increase in payroll related and legal expenses of $0.1 million.

General and administrative expenses increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to an increase of approximately $0.5 million in payroll related expenses due to wage merit increases and accrued bonus for the 2018 period.

Loss from Operations - Three Months Ended June 30, 2018

Loss from Operations	2018	2017	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$(100,402)	$(995,526)	$895,124	(89.9)%

Consolidated Results

Consolidated loss from operations decreased by $0.9 million for the period ended June 30, 2018 compared to the period ended June 30, 2017, primarily driven by the $0.5 million improvement in operating income (loss) in franchised operations discussed below, and a decrease in loss of operations of $0.4 million in the corporate clinic segment discussed below.

Corporate Clinics

Our corporate clinics segment (i.e., company-owned or managed clinics) had a loss from operations of $0.1 million for the period ended June 30, 2018, an improvement of $0.4 million compared to a loss from operations of $0.5 million for the same period last year. This improvement was primarily due to:

•	An increase in revenues of approximately $0.7 million from company-owned or managed clinics; partially offset by

•	A $0.3 million loss from disposition or impairment due to lease exits in the three months ended June 30, 2018.

Franchise Operations

Our franchise operations segment had net income from operations of $2.0 million for the three months ended June 30, 2018, an increase of $0.5 million, compared to net income from operations of $1.4 million for the same period ended June 30, 2017. This increase was primarily due to:

•	An increase of approximately $0.8 million in total revenues (net of advertising fund contributions), due primarily to an approximately 31% increase in franchise royalty revenues; offset by

•	An increase of approximately $0.3 million in regional developer royalties.

Loss from Operations - Six Months Ended June 30, 2018

Loss from Operations	2018	2017	Change from Prior Year	Percent Change from Prior Year

Six Months Ended June 30,	(539,466)	(2,700,835)	2,161,369	(80.0)%

Consolidated Results

Consolidated loss from operations decreased by $2.2 million for the period ended June 30, 2018 compared to the period ended June 30, 2017, primarily driven by the $1.5 million improvement in operating income (loss) in the corporate clinic segment discussed below, and an increase in net income from franchised operations of $1.1 million discussed below, offset by an increase in unallocated corporate overhead of $0.4 million.

Corporate Clinics

Our corporate clinics segment (i.e., company-owned or managed clinics) had income from operations of approximately $25,000 for the period ended June 30, 2018, an improvement of $1.5 million, compared to a loss from operations of $1.5 million for the same period last year. This improvement was primarily due to:

•	An increase in revenues of approximately $1.5 million from company-owned or managed clinics; and

•	A decrease of approximately $0.2 million of loss from disposition or impairment due to lease exits in the six months ended June 30, 2017 of $0.4 million as compared to $0.2 million in the six months ended June 30, 2018. The decrease was offset by an increase of approximately $0.2 million in selling and marketing expenses related to increased local marketing expenditures by the company-owned or managed clinics.

Franchise Operations

Our franchise operations segment had net income from operations of $3.8 million for the six months ended June 30, 2018, an increase of $1.1 million, compared to net income from operations of $2.7 million for the same period ended June 30, 2017. This increase was primarily due to:

•	An increase of approximately $1.6 million in total revenues (net of advertising fund contributions), due primarily to an approximately 32% increase in franchise royalty revenues; offset by

•	An increase of approximately $0.5 million in regional developer royalties.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2018, we had cash and short-term bank deposits of approximately $4.6 million. We provided approximately $613,210 of cash flow from operating activities in the six months ended June 30, 2018. We will continue to preserve cash, and while we have resumed the acquisition and development of company-owned or managed clinics, we intend to progress at a measured pace and target geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertisement and marketing and attain general corporate and administrative operating efficiencies.

In January 2017, we executed a Credit and Security Agreement which provided a credit facility up to $5.0 million. We have drawn $1.0 million under the credit facility. See Note 9 to our condensed consolidated financial statements included in this report for additional discussion of the credit facility.

Analysis of Cash Flows

Net cash provided by (used in) operating activities changed by $1,401,844 to $613,210 for the six months ended June 30, 2018 compared to ($788,634) for the six months ended June 30, 2017. The change was attributable primarily to decreased expenses caused by decreased operating losses and working capital requirements of our company-owned or managed clinics.

Net cash used in investing activities was $366,933 and $80,428 for the six months ended June 30, 2018 and 2017, respectively.  For the six months ended June 30, 2018, this includes an acquisition of $100,000, of which $20,000 was held in accounts payable as of June 30, 2018, purchases of property and equipment of $370,757 and payments received on notes receivable of $83,824.  For the six months ended June 30, 2017, this includes purchases of property and equipment of $106,254 and payments received on notes receivable of $25,826.

Net cash provided by financing activities was $141,607 and $851,995 for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, this includes proceeds from exercise of stock options of $274,888, of which $133,281 was held in accounts receivable as of June 30, 2018. For the six months ended June 30, 2017, this includes borrowings of $1,000,000 on our revolving line of credit, $83,495 from the exercise of stock options and ($231,500) for repayments on notes payable.

Recent Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our management concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the first quarter of 2018, we implemented new controls in connection with our adoption of the Accounting Standards Updates related to Topic 606, Revenue from Contracts with Customers. No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE JOINT CORP.

Dated: August 10, 2018	By:	/s/ Peter D. Holt
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

