Form 10-Q
period 2018-09-30
JOINT Corp
filed 2018-11-09
CIK 1612630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 2, 2018, the registrant had 13,734,193 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)	(as adjusted)
Current assets:
Cash and cash equivalents	$5,611,008	$4,216,221
Restricted cash	185,396	103,819
Accounts receivable, net	1,204,957	1,138,380
Notes receivable - current portion	145,677	171,928
Deferred franchise costs - current portion	573,893	498,433
Prepaid expenses and other current assets	702,233	542,342
Total current assets	8,423,164	6,671,123
Property and equipment, net	3,269,739	3,800,466
Notes receivable, net of current portion and reserve	167,466	351,857
Deferred franchise costs, net of current portion	2,668,493	2,312,837
Intangible assets, net	1,765,322	1,760,042
Goodwill	2,916,426	2,916,426
Deposits and other assets	593,009	623,308
Total assets	$19,803,619	$18,436,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$911,618	$1,068,669
Accrued expenses	103,801	86,959
Co-op funds liability	145,766	89,681
Payroll liabilities	1,288,436	867,430
Notes payable - current portion	100,000	100,000
Deferred rent - current portion	143,713	152,198
Deferred franchise revenue - current portion	2,165,112	1,994,182
Deferred revenue from company clinics	1,002,578	867,804
Other current liabilities	327,924	152,534
Total current liabilities	6,188,948	5,379,457
Notes payable, net of current portion	1,000,000	1,000,000
Deferred rent, net of current portion	724,651	802,492
Deferred franchise revenue, net of current portion	10,148,199	9,552,746
Deferred tax liability	-	136,434
Other liabilities	407,028	411,497
Total liabilities	18,468,826	17,282,626
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding as of September 30, 2018, and December 31, 2017	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,748,678 shares issued and 13,734,008 shares outstanding as of September 30, 2018 and 13,600,338 shares issued and 13,586,254 outstanding as of December 31, 2017	13,749	13,600
Additional paid-in capital	37,997,377	37,229,869
Treasury stock 14,670 shares as of September 30, 2018 and 14,084 shares as of December 31, 2017, at cost	(90,856)	(86,045)
Accumulated deficit	(36,585,477)	(36,003,991)
Total stockholders' equity	1,334,793	1,153,433
Total liabilities and stockholders' equity	$19,803,619	$18,436,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Revenues:
Revenues and management fees from company clinics	$3,674,704	$2,929,850	$10,352,013	$8,106,121
Royalty fees	2,588,666	1,958,249	7,283,839	5,518,409
Franchise fees	457,516	381,777	1,254,997	1,041,151
Advertising fund revenue	736,987	775,221	2,083,769	1,995,235
Software fees	324,250	290,250	947,635	839,788
Regional developer fees	142,651	99,215	415,075	262,102
Other revenues	137,776	103,336	379,970	282,289
Total revenues	8,062,550	6,537,898	22,717,298	18,045,095
Cost of revenues:
Franchise cost of revenues	1,005,162	735,554	2,855,712	2,071,394
IT cost of revenues	79,545	103,590	252,911	227,903
Total cost of revenues	1,084,707	839,144	3,108,623	2,299,297
Selling and marketing expenses	1,194,595	1,172,559	3,590,562	3,189,489
Depreciation and amortization	389,269	468,800	1,181,661	1,550,013
General and administrative expenses	5,242,026	4,462,922	14,973,261	13,694,691
Total selling, general and administrative expenses	6,825,890	6,104,281	19,745,484	18,434,193
Loss on disposition or impairment	343,255	-	593,960	417,971
Loss from operations	(191,302)	(405,527)	(730,769)	(3,106,366)

Other income (expense):
Bargain purchase gain	-	-	75,264	-
Other income (expense), net	(10,672)	9,907	(33,556)	(33,589)
Total other income (expense)	(10,672)	9,907	41,708	(33,589)

Loss before income tax expense	(201,974)	(395,620)	(689,061)	(3,139,955)

Income tax benefit (expense)	50,171	(36,085)	107,575	(79,277)

Net loss and comprehensive loss	$(151,803)	$(431,705)	$(581,486)	$(3,219,232)

Loss per share:
Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.04)	$(0.24)

Basic and diluted weighted average shares	13,727,712	13,262,032	13,646,599	13,144,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
		(as adjusted)
Cash flows from operating activities:
Net loss	$(581,486)	$(3,219,232)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,181,661	1,550,013
(Gain) loss on sale of fixed assets	974	(34,355)
Loss on disposition or impairment of assets	593,960	417,971
Net franchise fees recognized upon termination of franchise agreements	(186,850)	(46,115)
Bargain purchase gain	(75,264)	-
Deferred income taxes	(136,434)	66,697
Stock based compensation expense	469,405	412,512
Changes in operating assets and liabilities:
Accounts receivable	(59,857)	(303,590)
Income taxes receivable	-	38,960
Prepaid expenses and other current assets	(159,891)	(105,252)
Deferred franchise costs	(510,266)	110,145
Deposits and other assets	45,601	70,632
Accounts payable	(225,839)	(336,535)
Accrued expenses	14,628	(168,332)
Co-op funds liability	56,085	24,942
Payroll liabilities	421,006	(216,540)
Other liabilities	(79,783)	(493,122)
Deferred rent	(86,326)	(377,995)
Deferred revenue	1,207,089	1,015,775
Net cash provided by (used in) operating activities	1,888,413	(1,593,421)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(100,000)	-
Purchase of property and equipment	(531,162)	(190,589)
Reacquisition and termination of regional developer rights	(278,250)	-
Payments received on notes receivable	210,642	39,888
Net cash used in investing activities	(698,770)	(150,701)

Cash flows from financing activities:
Borrowings on revolving credit note payable	-	1,000,000
Purchases of treasury stock under employee stock plans	(4,811)	(2,655)
Proceeds from sale of treasury stock	-	292,671
Proceeds from exercise of stock options	291,532	127,466
Repayments on notes payable	-	(231,500)
Net cash provided by financing activities	286,721	1,185,982

Increase (decrease) in cash	1,476,364	(558,140)
Cash and restricted cash, beginning of period	4,320,040	3,344,258
Cash and restricted cash, end of period	$5,796,404	$2,786,118

During the nine months ended September 30, 2018 and 2017, cash paid for income taxes was $29,522 and $22,838, respectively. During the nine months ended September 30, 2018 and 2017, cash paid for interest was $75,000 and $81,993, respectively.

Supplemental disclosure of non-cash activity:

As of September 30, 2018, we had property and equipment purchases of $68,788 and $2,214 included in accounts payable and accrued expenses, respectively. As of December 31, 2017, we had property and equipment purchases of $50,474 included in accounts payable.

As of September 30, 2018, we had stock option exercise proceeds of $6,720 included in accounts receivable.

In connection with our acquisitions of franchises during the nine months ended September 30, 2018, we acquired $17,964 of property and equipment, intangible assets of $129,000, favorable leases of $15,302, in exchange for $100,000 in cash to the sellers.  Additionally, at the time of these transactions, we carried deferred revenue of $12,998, representing franchise fees collected upon the execution of the franchise agreement.  In accordance with ASC-952-605, we netted this amount against the aggregate purchase price of the acquisitions (Note 2) and a bargain purchase gain of $75,264 was recognized.

In connection with our reacquisition and termination of regional developer rights during the nine months ended September 30, 2018, we had deferred revenue of $26,934  representing license fees collected upon the execution of the regional developer agreements.  In accordance with ASC-952-605, we netted these amounts against the aggregate purchase price of the acquisitions. (Note 8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”) and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary consolidated financial statements and the notes thereto as set forth in The Joint Corp.’s Form 10-K, which included all disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position on a consolidated basis and the consolidated results of operations and cash flows for the interim periods presented. The results of operations for the periods ended September 30, 2018 and 2017 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended September 30, 2018 and 2017 is unaudited.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other (expenses) income that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue under the new revenue standard, see Note 3, Revenue Disclosures. Certain balances were reclassified from general and administrative expenses to other expense, net, as well as certain balances from other revenues to revenues and management fees from Company clinics for the period ended September 30, 2017 to conform to the current year presentation and align with the segment footnote presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of The Joint Corp. and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented.

All significant intercompany accounts and transactions between The Joint Corp. and its subsidiary have been eliminated in consolidation.

Comprehensive Loss

Net loss and comprehensive loss are the same for the three and nine months ended September 30, 2018 and 2017.

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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Franchised clinics:	2018	2017	2018	2017
Clinics open at beginning of period	365	336	352	309
Opened or purchased during the period	10	6	25	35
Acquired during the period	-	-	(1)	-
Closed during the period	(1)	-	(2)	(2)
Clinics in operation at the end of the period	374	342	374	342

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Company-owned or managed clinics:	2018	2017	2018	2017
Clinics open at beginning of period	48	47	47	61
Opened during the period	-	-	-	-
Acquired during the period	-		1	-
Closed or sold during the period	-	-	-	(14)
Clinics in operation at the end of the period	48	47	48	47

Total clinics in operation at the end of the period	422	389	422	389

Clinic licenses sold but not yet developed	126	105	126	105
Executed letters of intent for future clinic licenses	12	5	12	5

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of September 30, 2018 and December 31, 2017.

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

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees and royalty fees. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2018, and December 31, 2017, the Company had an allowance for doubtful accounts of $0.

Deferred Franchise Costs

Deferred franchise costs represent commissions that are direct and incremental to the Company and are paid in conjunction with the sale of a franchise. These costs are recognized as an expense when the respective revenue is recognized, which is generally over the term of the related franchise agreement.

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

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the three and nine months ended September 30, 2018 and 2017.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments of long-lived assets were recorded for the three and nine months ended September 30, 2018 and 2017.

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

Regional Developer Fees. During 2011, the Company established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under the historical program, regional developers paid a license fee for each franchise they received the right to develop within the region. In 2017, the program was revised to grant exclusive geographical territory and establish a minimum development obligation within that defined territory. Regional developers receive fees which are collected from franchisees upon the sale of franchises within their region and a royalty of 3% of sales generated by franchised clinics in their region. Regional developer fees paid to the Company are nonrefundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to be upon the execution of the agreement. The Company’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.

Software Fees.  The Company collects a monthly fee for use of its proprietary chiropractic software, computer support, and internet services support. These fees are recognized ratably on a straight-line basis over the term of the respective franchise agreement.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $377,679 and $1,259,373 for the three and nine months ended September 30, 2018, respectively. Advertising expenses were $314,695 and $961,106 for the three and nine months ended September 30, 2017, respectively.

Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income (loss), permanent tax differences and statutory tax rates. Deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to depreciation of property and equipment, amortization of goodwill, accounting for leases, and treatment of revenue for franchise fees and regional developer fees collected. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the condensed consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of September 30, 2018 and December 31, 2017. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.

The Company's tax returns for tax years subject to examination by tax authorities included 2014 through the current period for state and 2015 through the current period for federal reporting purposes.

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Company has completed its determination of the accounting implications of the 2017 Tax Act on its accruals. During the quarter, an income tax benefit of approximately $85,000 was recorded due to the change in the valuation allowance against the net deferred tax asset.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock, stock options and warrants.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Net loss	$(151,803)	$(431,705)	$(581,486)	$(3,219,232)

Weighted average common shares outstanding - basic	13,727,712	13,262,032	13,646,599	13,144,764
Effect of dilutive securities:
Unvested restricted stock, stock options and warrants	-	-	-	-
Weighted average common shares outstanding - diluted	13,727,712	13,262,032	13,646,599	13,144,764

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.04)	$(0.24)

Anti-Dilutive shares:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Unvested restricted stock	51,134	63,700	51,134	63,700
Stock options	960,213	1,011,686	960,213	1,011,686
Warrants	90,000	90,000	90,000	90,000

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for doubtful accounts, share-based compensation arrangements, fair value of stock options, useful lives and realizability of long-lived assets, classification of deferred revenue and deferred franchise costs, lease exit liabilities, realizability of deferred tax assets, impairment of goodwill and intangible assets and purchase price allocations.

Recent Accounting Pronouncements

Accounting Standards Adopted Effective January 1, 2018

On January 1, 2018, the Company adopted the guidance of Accounting Standards Codification 606 - Revenue from Contracts with Customers (“ASC 606”). The Company adopted this change in accounting principles using the full retrospective method to all contracts at the date of initial application. Accordingly, previously reported financial information has been restated to reflect the application of ASC 606 to all comparative periods presented. The Company utilized all of the practical expedients for adoption allowed under the full retrospective method. The Company believes utilization of the practical expedients did not have a significant impact on the consolidated financial statements for the periods presented herein.

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

Adoption of ASC 606 impacted the Company’s previously reported condensed consolidated statement of operations for the three and nine months ended September 30, 2017, as follows (in thousands, except per share data):

THE JOINT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2017	Three Months Ended Adjustments Due to ASC 606 Adoption	Three Months Ended September 30, 2017
	(as reported)		(as adjusted)
Revenues:
Franchise fees	$230	$152	$382
Regional developer fees	259	(160)	99
Total revenues	6,546	(8)	6,538
Cost of revenues:
Franchise cost of revenues	716	20	736
Total cost of revenues	819	20	839
Loss from operations	(378)	(28)	(406)
Loss before income tax expense	(368)	(28)	(396)
Net loss and comprehensive loss	$(404)	$(28)	$(432)

Loss per share:
Basic and diluted loss per share	$(0.03)	$(0.00)	$(0.03)

	Nine Months Ended September 30, 2017	Nine Months Ended Adjustments Due to ASC 606 adoption	Nine Months Ended September 30, 2017
	(as reported)		(as adjusted)
Revenues:
Franchise fees	$1,037	$4	$1,041
Regional developer fees	456	(194)	262
Total revenues	18,235	(189)	18,045
Cost of revenues:
Franchise cost of revenues	2,104	(32)	2,071
Total cost of revenues	2,332	(32)	2,299
Loss from operations	(2,949)	(157)	(3,106)
Loss before income tax expense	(2,983)	(157)	(3,140)
Net loss and comprehensive loss	$(3,062)	$(157)	$(3,219)

Loss per share:
Basic and diluted loss per share	$(0.23)	$(0.01)	$(0.24)

The revenue and deferred cost adjustments are due to the change in method of recognizing franchise and regional developer fees. See Note 3, Revenue Disclosures, for a description of these changes.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The Company retrospectively adopted the standard on January 1, 2018 and reclassified restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. Accordingly, the Company reclassified $176,924 of restricted cash into cash, cash equivalents, and restricted cash as of September 30, 2017, which resulted in an increase in net cash used in operating activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2017. The adoption of the guidance also requires the Company to make disclosures about the nature of restricted cash balances. See previous discussion in Note 1. ‘Restricted Cash’ for these disclosures.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year form the enactment date. SAB 118 was codified by the FASB as part of ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The Company has completed its determination of the accounting implications of the 2017 Tax Act on its accruals. During the quarter, an income tax benefit of approximately $85,000 was recorded due to the change in the valuation allowance against the net deferred tax asset.

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

While the Company is still in the process of evaluating the impact of the new guidance on its consolidated financial statements and disclosures, the Company expects adoption of the new guidance will have a material impact on its consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to its operating leases. While the new guidance is also expected to impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, the Company does not presently believe there will be a material impact on its consolidated statements of operations or consolidated statements of cash flows. Recognition of a lease liability related to operating leases will not impact any covenants related to the Company's long-term debt because the debt agreements specify that covenant ratios be calculated using U.S. GAAP in effect at the time the debt agreements were entered into.

The Company reviewed other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements upon future adoption.

Note 2: Acquisition

On April 6, 2018, the Company entered into an Asset and Franchise Purchase Agreement under which (i) the Company repurchased from the seller one operating franchise in San Diego, California and (ii) the parties agreed to terminate a second franchise agreement for an operating franchise. The Company intends to operate the remaining franchise as a company-managed clinic. The total purchase price for the transaction was $100,000, less $12,998 of deferred revenue resulting in total purchase consideration of $87,002.

The Company incurred approximately $3,250 of transaction costs related to this acquisition, which are included in general and administrative expenses in the accompanying statements of operations.

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

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three and nine months ended September 30, 2018 and 2017 as if the acquisition in 2018 had been completed on January 1, 2017.

	Pro Forma for the Three Months Ended		Pro Forma for the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues, net	$8,062,550	$6,619,945	$22,791,369	$18,283,261
Net income (loss)	$(211,974)	$(432,669)	$(689,141)	$(2,790,165)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition had been completed on that date. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2017 and 2018 prior to the acquisition is included based on prior accounting records maintained by the acquired company. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisition. For 2018, this information includes actual data recorded in the Company’s financial statements for the period subsequent to the date of the acquisition. The Company’s condensed consolidated statement of operations for the three months ended September 30, 2018 includes net revenue and net income of approximately $67,000 and $23,000, respectively, attributable to the acquisition. The Company’s condensed consolidated statement of operations for the nine months ended September 30, 2018 includes net revenue and net income of approximately $129,000 and $40,000, respectively, attributable to the acquisition.

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

Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees

The Company currently franchises its concept across 30 states. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.

The transaction price in a standard franchise arrangement primarily consists of (a) initial franchise fees; (b) continuing franchise fees (royalties); (c) advertising fees; and (d) software fees. Since the Company considers the licensing of the franchising right to be a single performance obligation, no allocation of the transaction price is required.

The Company recognizes the primary components of the transaction price as follows:

•	Franchise fees are recognized as revenue ratably on a straight-line basis over the term of the franchise agreement commencing with the execution of the franchise agreement. As these fees are typically received in cash at or near the beginning of the franchise term, the cash received is initially recorded as a contract liability until recognized as revenue over time;

•	The Company is entitled to royalties and advertising fees based on a percentage of the franchisee's gross sales as defined in the franchise agreement. Royalty and advertising revenue are recognized when the franchisee's sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either what is considered a contract asset (unbilled receivable) or, once billed, accounts receivable, on the balance sheet.

•	The Company is entitled to a monthly software fee, which is charged monthly. The Company recognizes revenue related to software fees ratably on a straight-line basis over the term of the franchise agreement.

In determining the amount and timing of revenue from contracts with customers, the Company exercises significant judgment with respect to collectability of the amount; however, the timing of recognition does not require significant judgment as it is based on either the franchise term or the reported sales of the franchisee, none of which require estimation. The Company believes its franchising arrangements do not contain a significant financing component.

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

Disaggregation of Revenue

The Company believes that the captions contained on the condensed consolidated statements of operations appropriately reflect the disaggregation of its revenue by major type for the three and nine months ended September 30, 2018 and 2017.

Rollforward of Contract Liabilities and Contract Assets

Changes in the Company's contract liability for deferred franchise and regional development fees during the nine months ended September 30, 2018 were as follows (in thousands):

Deferred Revenue
short and long-term
Balance at December 31, 2017	$11,547
Recognized as revenue during the nine months ended September 30, 2018	(1,665)
Fees received and deferred during the nine months ended September 30, 2018	2,431
Balance at September 30, 2018	$12,313

Changes in the Company's contract assets for deferred franchise costs during the nine months ended September 30, 2018 are as follows (in thousands):

Deferred Franchise Costs
short and long-term
Balance at December 31, 2017	$2,811
Recognized as cost of revenue during the nine months ended September 30, 2018	(468)
Costs incurred and deferred during the nine months ended September 30, 2018	899
Balance at September 30, 2018	$3,242

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2018 (in thousands):

Contract liabilities expected to be recognized in	Amount
2018 (remainder)	$546
2019	2,165
2020	2,167
2021	2,042
2022	1,603
Thereafter	3,790
Total	$12,313

Note 4. Restricted Cash

The table below reconciles the cash and cash equivalents balance and restricted cash balances from The Company’s condensed consolidated balance sheet to the amount of cash reported on the condensed consolidated statement of cash flows:

	September 30,	September 30,
	2018	2017
Cash and cash equivalents	$5,611,008	$2,628,648
Restricted cash	185,396	157,470
Total cash, cash equivalents and restricted cash	$5,796,404	$2,786,118

Note 5: Notes Receivable

Effective April 29, 2017, the Company entered into a regional developer agreement for certain territories in the state of Florida in exchange for $320,000, of which $187,000 was funded through a promissory note. The note bears interest at 10% per annum for 42 months and requires monthly principal and interest payments over 36 months, beginning November 1, 2017 and maturing on October 1, 2020. The note is collateralized by the regional developer rights in the territory.

Effective August 31, 2017, the Company entered into a regional developer agreement for certain territories in Maryland/Washington DC in exchange for $220,000, of which $117,475 was funded through a promissory note. The note bears interest at 10% per annum for 36 months and requires monthly principal and interest payments over 36 months, beginning September 1, 2017 and maturing on August 1, 2020. The note is collateralized by the regional developer rights in the territory.

Effective September 22, 2017, the Company entered into a regional developer and asset purchase agreement for certain territories in Minnesota in exchange for $228,293, of which $119,147 was funded through a promissory note. The note bears interest at 10% per annum for 36 months and requires monthly principal and interest payments over 36 months, beginning October 1, 2017 and maturing on September 1, 2020. The note is collateralized by the regional developer rights in the territory. The note was paid in full on September 28, 2018.

Effective October 10, 2017, the Company entered into a regional developer agreement for certain territories in Texas, Oklahoma and Arkansas in exchange for $170,000, of which $135,688 was funded through a promissory note. The note bears interest at 10% per annum for 36 months and requires monthly principal and interest payments over 36 months, beginning September 24, 2017 and maturing on October 24, 2020. The note is collateralized by the regional developer rights in the territory.

The net outstanding balances of the notes as of September 30, 2018 and December 31, 2017 were $313,143 and $523,785, respectively. Maturities of notes receivable as of September 30, 2018 are as follows:

2018 (remaining)	$35,071
2019	149,349
2020	128,723
Total	$313,143

Note 6: Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2018	2017

Office and computer equipment	$1,214,801	$1,137,970
Leasehold improvements	5,361,821	5,117,379
Software developed	1,145,742	1,066,454
	7,722,364	7,321,803
Accumulated depreciation	(4,665,685)	(3,928,349)
	3,056,679	3,393,454
Construction in progress	213,060	407,012
	$3,269,739	$3,800,466

Depreciation expense was $258,007 and $806,625 for the three and nine months ended September 30, 2018, respectively. Depreciation expense was $340,238 and $1,099,698 for the three and nine months ended September 30, 2017, respectively.

In August 2018, the Board of Directors approved a change in strategy as it relates to the development of the Company’s IT platform. The Company will move away from internal development and utilize a third party software-as-a-service CRM platform as the basis for its IT infrastructure. Based on this decision, the Company recorded an impairment of approximately $343,000 of previously capitalized software development costs during the three months ended September 30, 2018.

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

As of September 30, 2018, and December 31, 2017, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.

The intangible assets resulting from the acquisition (reference Note 2) were recorded at fair value on a non-recurring basis and are considered Level 3 within the fair value hierarchy.

Note 8: Intangible Assets

On July 26, 2018, the Company entered into an agreement under which it repurchased the regional development rights to develop franchises in Las Vegas, Nevada. The total consideration for the transaction was $278,250, paid in cash. The Company carried a deferred revenue balance associated with these transactions of $26,934, representing license fees collected upon the execution of the regional developer agreements.  The Company accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price.

Intangible assets consist of the following:

	As of September 30, 2018
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Reacquired franchise rights	$1,758,000	$854,011	$903,989
Customer relationships	745,000	711,999	33,001
Reacquired development rights	1,413,316	584,984	828,332
	$3,916,316	$2,150,994	$1,765,322

	As of December 31, 2017
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Amortized intangible assets:
Reacquired franchise rights	$1,673,000	$657,943	$1,015,057
Customer relationships	701,000	674,667	26,333
Reacquired development rights	1,162,000	443,348	718,652
	$3,536,000	$1,775,958	$1,760,042

Amortization expense was $131,262 and $375,036 for the three and nine months ended September 30, 2018, respectively. Amortization expense was $128,562 and $450,315 for the three and nine months ended September 30, 2017, respectively.

Estimated amortization expense for 2018 and subsequent years is as follows:

2018 (remainder)	$131,262
2019	525,048
2020	508,551
2021	437,830
2022	150,418
Thereafter	12,213
Total	$1,765,322

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

Maturities of notes payable are as follows as of September 30, 2018:

2018 (remainder)	$100,000
Total	$100,000

Credit and Security Agreement

On January 3, 2017, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) and signed a revolving credit note payable to the lender. Under the Credit Agreement, the Company is able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans is at a rate equal to 10% per annum, provided that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest is due and payable on the last day of each fiscal quarter in an amount determined by the Company, but not less than $25,000. The Credit Agreement terminates in December 2019, unless sooner terminated in accordance with the provisions of the Credit Agreement. The Credit Agreement is collateralized by the assets in the Company’s company-owned or managed clinics. The Company is using the credit facility for general working capital needs. As of September 30, 2018, the Company had drawn $1,000,000 of the $5,000,000 available under the Credit Agreement.

Note 10: Equity

Stock Options

In the nine months ended September 30, 2018, the Company granted 110,792 stock options to employees with exercise prices ranging from $4.92 - $8.25.

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

The Company has computed the fair value of all options granted during the nine months ended September 30, 2018 and 2017, using the following assumptions:

	Nine Months Ended September 30,
	2018			2017
Expected volatility		35%			42%
Expected dividends		None			None
Expected term (years)		7		5.5	-	7
Risk-free rate	2.53%	to	2.90%	1.98%	to	2.14%
Forfeiture rate		20%			20%

The information below summarizes the stock options activity:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Exercise	Fair	Remaining
	Shares	Price	Value	Contractual Life
Outstanding at December 31, 2016	953,075	$3.66	$1.86	6.9
Granted at market price	295,286	4.31
Exercised	(206,875)	1.76
Cancelled	(37,570)	5.11
Outstanding at December 31, 2017	1,003,916	$4.18	$1.87	8.1
Granted at market price	110,792	6.97
Exercised	(86,640)	3.44
Cancelled	(67,855)	3.37
Outstanding at Sepember 30, 2018	960,213	$4.63	$2.05	7.0
Exercisable at September 30, 2018	476,189	$4.74	$2.08	7.0

The intrinsic value of the Company’s stock options outstanding was $ 3,815,537 at September 30, 2018.

For the three and nine months ended September 30, 2018, stock-based compensation expense for stock options was $62,951 and $271,764, respectively.  For the three and nine months ended September 30, 2017, stock-based compensation expense for stock options was $125,588 and $261,471, respectively. Unrecognized stock-based compensation expense for stock options as of September 30, 2018 was $792,031, which is expected to be recognized ratably over the next 2.77 years.

Restricted Stock

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Outstanding at December 31, 2017	63,700
Awards granted	50,134
Awards vested	(61,700)
Awards forfeited	(1,000)
Outstanding at September 30, 2018	51,134

For the three and nine months ended September 30, 2018, stock-based compensation expense for restricted stock was $59,825 and $197,641, respectively. For the three and nine months ended September 30, 2017, stock-based compensation expense for restricted stock was $59,804 and $151,041, respectively. Unrecognized stock-based compensation expense for restricted stock awards as of September 30, 2018 was $316,807, which is expected to be recognized ratably over the next 2.06 years.

Note 11: Income Taxes

During the three and nine months ended September 30, 2018, the Company recorded income tax benefits of approximately $50,000 and $108,000, respectively. The Company’s effective tax rate differs from the federal statutory tax rate due to permanent differences, state taxes and changes in the valuation allowance.

During the three and nine months ended September 30, 2017, the Company recorded an income tax expense of approximately $36,000 and $79,000, respectively, with the difference between the Company’s effective tax rate and the federal statutory tax rate due to state tax expense and a valuation allowance on the Company's deferred tax assets and the impact of certain permanent differences on taxable income.

Note 12: Related Party Transactions

The Company entered into a legal agreement with a certain common stockholder related to services performed for the operations and transaction related activities of the Company. Amounts paid to or for the benefit of this stockholder was approximately $78,000 and $194,000 for the three and nine months ended September 30, 2018, respectively. Amounts paid to or for the benefit of this stockholder was approximately $56,000 and $169,000 for the three and nine months ended September 30, 2017, respectively.

Note 13: Commitments and Contingencies

Operating Leases

The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio. Total rent expense for the three and nine months ended September 30, 2018 was $725,867 and $2,117,624, respectively.  Total rent expense for the three and nine months ended September 30, 2017 was $688,031 and $2,114,118, respectively.

Future minimum annual lease payments are as follows:

2018 (remainder)	$658,905
2019	2,450,981
2020	2,192,597
2021	2,081,455
2022	1,972,180
Thereafter	3,377,973
Total	$12,734,091

The Company has recognized liabilities from costs associated with the termination of certain operating leases. The Company has recorded the cumulative effect of a change resulting from a revision to either the timing or the amount of estimated cash flows in the period as follows:

Lease exit liability at December 31, 2017	$299,400
Additions or changes in estimates	250,704
Settlements	(153,220)
Net accretion	(36,614)
Lease exit liability at September 30, 2018	$360,270

Note 14: Segment Reporting

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.

The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of September 30, 2018, the Company operated or managed 48 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of September 30, 2018, the franchise system consisted of 374 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for the Company’s two operating business segments (in thousands). The prior period comparatives have been adjusted to reflect the changes from ASC 606.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Revenues:
Corporate clinics	$3,675	$2,930	$10,352	$8,106
Franchise operations	4,387	3,608	12,365	9,939
Total revenues	$8,062	$6,538	$22,717	$18,045

Segment operating (loss) income:
Corporate clinics	$440	$(196)	$466	$(1,651)
Franchise operations	2,130	1,643	5,919	4,321
Total segment operating (loss) income	$2,570	$1,447	$6,385	$2,670

Depreciation and amortization:
Corporate clinics	$276	$379	$825	$1,222
Franchise operations	-	-	-	-
Corporate administration	113	90	357	328
Total depreciation and amortization	$389	$469	$1,182	$1,550

Reconciliation of total segment operating income (loss) to consolidated earnings (loss) before income taxes (in thousands):
Total segment operating (loss) income	$2,570	$1,447	$6,385	$2,670
Unallocated corporate	(2,761)	(1,853)	(7,116)	(5,776)
Consolidated loss from operations	(191)	(406)	(731)	(3,106)
Bargain purchase gain	-	-	75	-
Other (expense) income, net	(11)	10	(33)	(34)
Loss before income tax expense	$(202)	$(396)	$(689)	$(3,140)

For the nine months ended September 30, 2017, $418,000 of loss on disposition/impairment has been reclassified from unallocated corporate to the corporate clinic segment operating loss to align with current year presentation.

	September 30,	December 31,
	2018	2017
Segment assets:		(as adjusted)
Corporate clinics	$8,906	$8,998
Franchise operations	4,221	3,888
Total segment assets	$13,127	$12,886

Unallocated cash and cash equivalents and restricted cash	$5,796	$4,320
Unallocated property and equipment	234	765
Other unallocated assets	647	465
Total assets	$19,804	$18,436

“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.

Note 15: Subsequent Events

Effective October 5, 2018, the Company entered into a regional developer agreement for certain territories in the state of California in exchange for cash of $280,000.

Effective October 5, 2018, the Company entered into a regional developer agreement for certain territories in the state of Florida in exchange for cash of $170,000.

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

Key Clinic Development Trends.   As of September 30, 2018, we and our franchisees operated 422 clinics. Of the 48 company-owned or managed clinics, 16 were constructed and developed by us, and 32 were acquired from franchisees.

Our current strategy is to grow through the sale and development of additional franchises and to foster the growth of acquired and developed clinics that we own and manage. In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. Finally, we have executed one lease for a future greenfield clinic location, and have additional letters-of-intent in place for further greenfield expansion in the coming months.

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

Significant Events and/or Recent Developments

We continue to deliver on our strategic initiatives and to progress toward sustained profitability. In 2018 to date, we have continued to follow or have implemented these three key strategies with the goal of accelerating growth: (1) continued acceleration of franchise sales; (2) continued execution of our regional developer strategy; and (3) expansion of our corporate clinics portfolio within clustered locations. Following these strategic initiatives, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, we saw gross system-wide sales grow by 31%, system-wide comp sales – or “same store” retail sales of clinics that have been open for at least 13 full months – increase by 26%, and our revenue grow by 26%. These factors drove improvement in our bottom line, and we continue to drive toward sustainable profitability with our net loss decreasing by $2.6 million to $0.6 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Further, cash and cash equivalents increased to $5.6 million at September 30, 2018 compared to $4.2 million at December 31, 2017.

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

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2018 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017, except as outlined in Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report as it relates to revenue recognition under ASC 606.

Results of Operations

The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.

Total Revenues – Three Months Ended September 30, 2018

Components of revenues for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, were as follows:

	Three Months Ended
	September 30,
	2018	2017	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$3,674,704	$2,929,850	$744,854	25.4%
Royalty fees	2,588,666	1,958,249	630,417	32.2%
Franchise fees	457,516	381,777	75,739	19.8%
Advertising fund revenue	736,987	775,221	(38,234)	(4.9)%
IT related income and software fees	324,250	290,250	34,000	11.7%
Regional developer fees	142,651	99,215	43,436	43.8%
Other revenues	137,776	103,336	34,440	33.3%

Total revenues	$8,062,550	$6,537,898	$1,524,652	23.3%

The reasons for the significant changes in our components of total revenues were as follows:

Consolidated Results

•	Total revenues increased by $1.5 million, primarily due to the continued revenue growth of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues and management fees from company-owned or managed clinics increased, primarily due to improved same-store sales growth.

Franchise Operations

•	Royalty fees increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of September 30, 2018, and 2017, there were 374 and 342 franchised clinics in operation, respectively.

•	Franchise fees increased due to an increase in franchise agreements executed.

•	Regional developer fees increased due to the sale of additional regional developer territories and the related revenue recognition over the life of the regional developer agreement.

•	Software fees revenue increased due to an increase in our franchise clinic base as described above.

Total Revenues – Nine Months Ended September 30, 2018

Components of revenues for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 were as follows:

	Nine Months Ended
	September 30,
	2018	2017	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$10,352,013	$8,106,121	$2,245,892	27.7%
Royalty fees	7,283,839	5,518,409	1,765,430	32.0%
Franchise fees	1,254,997	1,041,151	213,846	20.5%
Advertising fund revenue	2,083,769	1,995,235	88,534	4.4%
Software fees	947,635	839,788	107,847	12.8%
Regional developer fees	415,075	262,102	152,973	58.4%
Other revenues	379,970	282,289	97,681	34.6%

Total revenues	$22,717,298	$18,045,095	$4,672,203	25.9%

The reasons for the significant changes in our components of total revenues were as follows:

Consolidated Results

•	Total revenues increased by $4.7 million, primarily due to the continued revenue growth of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues and management fees from company-owned or managed clinics increased, primarily due to improved same-store sales growth.

Franchise Operations

•	Royalty fees increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of September 30, 2018, and 2017, there were 374 and 342 franchised clinics in operation, respectively.

•	Franchise fees increased due to an increase in franchise agreements executed.

•	Regional developer fees increased due to the sale of additional regional developer territories and the related revenue recognition over the life of the regional developer agreement.

•	Software fees and advertising fund revenue increased due to an increase in our franchise clinic base as described above.

Cost of Revenues

Cost of Revenues	2018	2017	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$1,084,707	$839,144	$245,563	29.3%
Nine Months Ended September 30,	3,108,623	2,299,297	809,326	35.2%

For the three months ended September 30, 2018, as compared with the three months ended September 30, 2017, the total cost of revenues increased due to an increase in regional developer royalties of $0.2 million triggered by an increase in franchise royalty revenues of approximately 32%.

For the nine months ended September 30, 2018, as compared with the nine months ended September 30, 2017, the total cost of revenues increased due to an increase in regional developer royalties of $0.7 million triggered by an increase in franchise royalty revenues of approximately 32%, and an increase of $0.1 million in regional developer commissions.

Selling and Marketing Expenses

Selling and Marketing Expenses	2018	2017	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$1,194,595	$1,172,559	$22,036	1.9%
Nine Months Ended September 30,	3,590,562	3,189,489	401,073	12.6%

Selling and marketing expenses increased for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, driven by an increase in local marketing expenditures by the company-owned or managed clinics.

Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2018	2017	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$389,269	$468,800	$(79,531)	(17.0)%
Nine Months Ended September 30,	1,181,661	1,550,013	(368,352)	(23.8)%

Depreciation and amortization expenses decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to assets reaching the end of their estimated depreciable lives during the period.

Depreciation and amortization expenses decreased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to the sale or closure of 14 company-owned or managed clinics.

General and Administrative Expenses

General and Administrative Expenses	2018	2017	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$5,242,026	$4,462,922	$779,104	17.5%
Nine Months Ended September 30,	14,973,261	13,694,691	1,278,570	9.3%

General and administrative expenses increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase in payroll and related expense due to headcount increases and accrued bonus of $0.6 million and an increase in professional services expense of $0.1 million.

General and administrative expenses increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to an increase of approximately $1.1 million in payroll related expenses due to wage merit increases and accrued bonus for the 2018 period and an increase in professional services of $0.1 million.

Loss from Operations - Three Months Ended September 30, 2018

Loss from Operations	2018	2017	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$(191,302)	$(405,527)	$214,225	(52.8)%

Consolidated Results

Consolidated loss from operations decreased by $0.2 million for the period ended September 30, 2018 compared to the period ended September 30, 2017, primarily driven by the $0.6 million improvement in operating loss in the corporate clinics discussed below and an improvement in income from operations of $0.5 million in franchised operations discussed below, offset by an increase in unallocated corporate overhead of $0.9 million driven by a $0.3 million loss from disposition or impairment due to the write-off of previously capitalized software development costs and a $0.6 million increase in general and administrative expenses.

Corporate Clinics

Our corporate clinics segment (i.e., company-owned or managed clinics) had net income from operations of $0.4 million for the period ended September 30, 2018, an improvement of $0.6 million compared to a loss from operations of $0.2 million for the same period last year. This improvement was primarily due to:

•	An increase in revenues of approximately $0.7 million from company-owned or managed clinics; partially offset by

•	A $0.1 million increase in general and administrative expenses in the three months ended September 30, 2018.

Franchise Operations

Our franchise operations segment had net income from operations of $2.1 million for the three months ended September 30, 2018, an increase of $0.5 million, compared to net income from operations of $1.6 million for the same period ended September 30, 2017. This increase was primarily due to:

•	An increase of approximately $0.7 million in total revenues (net of advertising fund contributions), due primarily to an approximately 32% increase in franchise royalty revenues; offset by

•	An increase of approximately $0.2 million in regional developer royalties.

Loss from Operations - Nine Months Ended September 30, 2018

Loss from Operations	2018	2017	Change from Prior Year	Percent Change from Prior Year

Nine Months Ended September 30,	$(730,769)	$(3,106,366)	$2,375,597	(76.5)%

Consolidated Results

Consolidated loss from operations decreased by $2.4 million for the period ended September 30, 2018 compared to the period ended September 30, 2017, primarily driven by the $2.1 million improvement in operating income (loss) in the corporate clinic segment discussed below and an increase in net income from franchised operations of $1.6 million discussed below, offset by an increase in unallocated corporate overhead of $1.3 million.

Corporate Clinics

Our corporate clinics segment (i.e., company-owned or managed clinics) had income from operations of approximately $0.5 million for the period ended September 30, 2018, an improvement of $2.1 million, compared to a loss from operations of $1.6 million for the same period last year. This improvement was primarily due to:

•	An increase in revenues of approximately $2.2 million from company-owned or managed clinics; and

•	A decrease of approximately $0.2 million of loss from disposition or impairment due to lease exits in the nine months ended September 30, 2017, which was $0.4 million as compared to $0.2 million for the nine months ended September 30, 2018. The decrease was offset by an increase of approximately $0.3 million increase in payroll related expenses due to merit increases and bonus accruals.

Franchise Operations

Our franchise operations segment had net income from operations of $5.9 million for the nine months ended September 30, 2018, an increase of $1.6 million, compared to net income from operations of $4.3 million for the same period ended September 30, 2017. This increase was primarily due to:

•	An increase of approximately $2.3 million in total revenues (net of advertising fund contributions), due primarily to an approximately 32% increase in franchise royalty revenues; offset by

•	An increase of $0.7 million in regional developer royalties.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2018, we had cash and short-term bank deposits of approximately $5.6 million. We provided approximately $1.9 million of cash flow from operating activities in the nine months ended September 30, 2018. We will continue to preserve cash, and while we have resumed the acquisition and development of company-owned or managed clinics, we intend to progress at a measured pace and target geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertisement and marketing and attain general corporate and administrative operating efficiencies.

In January 2017, we executed a Credit and Security Agreement which provided a credit facility up to $5.0 million. We have drawn $1.0 million under the credit facility. See Note 9 to our condensed consolidated financial statements included in this report for additional discussion of the credit facility.

Analysis of Cash Flows

Net cash provided by (used in) operating activities increased by $3,481,834 to $1,888,413for the nine months ended September 30, 2018 compared to ($1,593,421) for the nine months ended September 30, 2017. The change was attributable primarily to decreased expenses and decreased working capital requirements of our company-owned or managed clinics.

Net cash used in investing activities was $698,700 and $150,701 for the nine months ended September 30, 2018 and 2017, respectively.  For the nine months ended September 30, 2018, this included an acquisition of $100,000, purchases of property and equipment of $531,162, reacquisition and termination of regional developer rights of $278,250 offset by payments received on notes receivable of $210,642.  For the nine months ended September 30, 2017, this primarily included purchases of property and equipment of $190,589.

Net cash provided by financing activities was $286,721 and $1,185,982 for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, this primarily included proceeds from exercise of stock options of $291,532. For the nine months ended September 30, 2017, this included borrowings of $1,000,000 on our revolving line of credit, proceeds from the sale of treasury stock of $292,671, proceeds from the exercise of stock options of $127,466, offset by repayments on notes payable of $231,500.

Recent Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our management concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the first quarter of 2018, we implemented new controls in connection with our adoption of the Accounting Standards Updates related to Topic 606, Revenue from Contracts with Customers. No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE JOINT CORP.

Dated: November 9, 2018	By:	/s/ Peter D. Holt
Peter D. Holt
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2018	By:	/s/ Jake Singleton
Jake Singleton
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3(ii).1	Second Amended and Restated Bylaws of The Joint Corp. (incorporated by reference to Exhibit 3(ii).1 to the Registrant’s current report on Form 8-K filed on August 9, 2018 (File No. 001-36724))

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).

32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

