Form 10-K
period 2018-12-31
JOINT Corp
filed 2019-03-11
CIK 1612630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑       No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☑       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $108.6 million as of June 30, 2018 based on the closing sales price of the common stock on the NASDAQ Capital Market.

There were 13,742,530 shares of the registrant’s common stock outstanding as of March 1, 2019.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement relating to its 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference in Part III of this Form 10-K.

 Forward-Looking Statements and Terminology

The information in this Annual Report on Form 10-K, or this Form 10-K, including this discussion under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports., including those risks outlined under “Risk Factors” in Item 1A of this Form 10-K. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-K. You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.  Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	we may not be able to successfully implement our growth strategy if we or our franchisees are unable to locate and secure appropriate sites for clinic locations, obtain favorable lease terms, and attract patients to our clinics;

•	in operating company-owned or managed clinics, we may not be able to duplicate the success of some of our franchisees, and in the case of certain company-owned or managed clinics that we have closed or may close, we may not be able to duplicate the success of our most successful franchisees;

•	we may not be able to acquire operating clinics from existing franchisees or develop company-owned or managed clinics on attractive terms;

•	we may fail to successfully design and maintain our proprietary and third-party management information systems or implement new systems;

•	we may fail to properly maintain the integrity of our data or to strategically implement, upgrade or consolidate existing information systems;

•	any acquisitions that we make could disrupt our business and harm our financial condition;

•	we may not be able to continue to sell regional developer licenses to qualified regional developers or sell franchises to qualified franchisees, and our regional developers and franchisees may not succeed in developing profitable territories and clinics;

•	we may not be able to identify, recruit and train enough qualified chiropractors to staff our clinics;

•	new clinics may not reach the point of profitability, and we may not be able to maintain or improve revenues and franchise fees from existing franchised clinics;

•	the chiropractic industry is highly competitive, with many well-established competitors, which could prevent us from increasing our market share or result in reduction in our market share;

•	administrative actions and rulings regarding the corporate practice of medicine and joint employer responsibility may jeopardize our business model;

•	we may face negative publicity or damage to our reputation, which could arise from concerns expressed by opponents of chiropractic and by chiropractors operating under traditional service models;

•	our security systems may be breached, and we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain patients;

•	legislation, regulations, as well as new medical procedures and techniques could reduce or eliminate our competitive advantages; and

•	we face increased and ongoing costs as a result of being a public company.

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

Since acquiring the predecessor to our company in March 2010, we have grown our enterprise from eight to 442 clinics in operation as of December 31, 2018, with an additional 136 franchise licenses sold but not yet developed across our network, and 19 letters-of-intent for future clinic licenses. As of December 31, 2018, 394 of our clinics were operated by franchisees and 48 clinics were operated as company-owned or managed clinics. In the year ended December 31, 2018, our system registered over six million patient visits and generated system-wide sales of $165.1 million. Our future growth strategy remains focused on accelerating the development of our franchise base through the sale of additional franchises and through a robust regional developer network. Additionally, this year we plan to accelerate the expansion of our company-owned or managed portfolio through the continued opportunistic acquisition of select operating clinics or the development of new clinics in areas in which we already support company-owned or managed clinics. We collect a royalty of 7.0% of revenues from franchised clinics. We remit a 3.0% royalty to our regional developers on the gross sales of franchises opened within certain regional developer protected territories. We also collect a national marketing fee of 2.0% of gross sales of all franchised clinics. We receive a franchise sales fee of $39,900 for each franchise we sell directly. For each franchise sold through our network of regional developers, the regional developer typically receives up to 50% of the respective franchise fee. If a franchisee purchases additional franchise licenses, the initial franchise fee is reduced by $10,000 per additional license.

On November 14, 2014, we completed our initial public offering, or the IPO, of 3,000,000 shares of common stock at an initial price to the public of $6.50 per share, and we received net proceeds of approximately $17.1 million. Our underwriters exercised their option to purchase 450,000 additional shares of common stock to cover over-allotments on November 18, 2014, pursuant to which we received net proceeds of approximately $2.7 million. Also, in conjunction with the IPO, we issued warrants to the underwriters for the purchase of 90,000 shares of common stock, which were exercisable during the period between November 10, 2015 and November 10, 2018 at an exercise price of $8.125 per share. These warrants expired on November 10, 2018.

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

We deliver convenient, appointment-free chiropractic adjustments in an inviting, open bay environment at prices that are approximately 65% lower than the average industry cost for comparable procedures offered by traditional chiropractors, according to 2018 industry data from Chiropractic Economics. In support of our mission to offer quality, affordable and convenient care to our patients, our clinics offer a variety of customizable membership and wellness treatment plans which provide additional value pricing even as compared with our single-visit pricing schedules. These flexible plans are designed to attract patients and encourage repeat visits and routine usage as part of an overall health and wellness program.

As of December 31, 2018, we had 442 franchised or company-owned or managed clinics in operation in 32 states. The map below shows the states in which we or our franchisees operate clinics and the number of clinics open in each state as of December 31, 2018.

9
10
2
8
3
1
2
44
35
12
11
25
1
2
5
6
3
3
10
8
8
1
23
10
3
2
2
7
22
18
85
5
37
19
Company Owned / Managed Clinics
Regional Developer (RD) Territory Present
No Regional Developer (RD) Present

Our retail locations have been selected to be visible, accessible and convenient. We offer a welcoming, consumer-friendly experience that attempts to redefine the chiropractic doctor/patient relationship. Our clinics are open longer hours than many of our competitors, including weekend days, and our patients do not need appointments. We accept cash or major credit cards in return for our services. We do not accept insurance and do not provide Medicare covered services. We believe that our approach, especially our commitment to affordable pricing and our ready service delivery model, will attract existing consumers of chiropractic services and will also appeal to the growing market of consumers who seek alternative or non-invasive wellness care, but have not yet tried chiropractic. According to our patient survey conducted in early 2019 by WestGroup Research, 26% of our new patients had never tried chiropractic care before they came to The Joint. This represents an increase from 22% of patients new to chiropractic in the same survey conducted in 2017, 16% in 2015 and 13% in 2013, demonstrating our continued impact on the chiropractic market and offering validation to our thesis that we are actually expanding the overall market for chiropractic.

Our patients arrive at our clinics without appointments at times convenient to their schedules. Once a patient has joined our system and is returning for treatment, they simply swipe their membership card at a card reader at the reception desk to announce their arrival. The patient is then escorted to our open adjustment area, where they are required to remove only their outerwear to receive their adjustment. Each patient’s records are digitally updated for retrieval in our proprietary data storage system by our chiropractors in compliance with all applicable medical records security and privacy regulations. The adjustment process, administered by a licensed chiropractor, takes approximately 15 –20 minutes on average for a new patient and 5 – 7 minutes on average for a returning patient.

Our consumer-focused service model targets the non-acute treatment market, which is part of the $15 billion chiropractic services market, according to IBIS market research report in February 2019. As our model does not focus on the treatment of severe or acute injury, we do not provide expensive and invasive diagnostic tools such as MRIs and X-rays. Instead we refer those with severe or acute symptoms to alternate healthcare providers, including traditional chiropractors.

Our Industry

Chiropractic care is widely accepted among individuals with a variety of medical conditions, particularly back pain. It is estimated that chiropractors treat more than 35 million Americans (adults and children) annually. A 2018 Gallup report commissioned by Palmer College of Chiropractic shows that among all U.S. adults, including those who did not have neck or back pain, 16% went to a chiropractor in the last 12 months. These numbers represent a marked increase over the 2012 National Health Interview Survey that measured chiropractic use at 8% of the population. According to the American Chiropractic Association, 80% of Americans experience back pain at least once in their lifetime. According to the same 2018 Gallup report commissioned by the Palmer College of Chiropractic, eight in 10 adults in the United States (80%) prefer to see a health care professional who is an expert in spine-related conditions for neck or back pain care instead of a general medicine professional who treats a variety of conditions (15%).

Chiropractic care is increasingly recognized as an effective treatment for pain and potentially for a variety of other conditions. The American College of Physicians (ACP) now recommends non-drug therapy such as spinal manipulation as a first line of treatment for patients with chronic low-back pain. The ACP states that treatments such as spinal manipulation are shown to improve symptoms with little risk of harm. The National Center for Complementary & Alternative Medicine of the National Institutes of Health has stated that spinal manipulation appears to benefit some people with low-back pain and also may be helpful for headaches, neck pain, upper- and lower-extremity joint conditions and whiplash-associated disorders. The Mayo Clinic has recognized chiropractic as safe when performed by trained and licensed chiropractors, and the Cleveland Clinic has stated that chiropractors are established members of the mainstream medical team.

The chiropractic industry in the United States is large and highly fragmented. The Bureau of Labor Statistics estimates that $90 billion is spent on back pain each year in the U.S. According to a report issued by IBIS World Chiropractors Market Research in February 2019, expenditures for chiropractic services in the U.S. are $15.0 billion annually. The United States Bureau of Labor Statistics expects employment in chiropractic to grow faster than the average for all occupations. Some of the factors that the Bureau of Labor Statistics identified as driving this growth are healthcare cost pressures, an aging population requiring more health care and technological advances, all of which are expected to increasingly shift services from inpatient facilities and hospitals to outpatient settings. We believe that the demand for our chiropractic services will continue to grow as a result of several additional drivers, such as the growing recognition of the benefits of regular maintenance therapy coupled with an increasing awareness of the convenience of our service and of our pricing at a significant discount to the cost of traditional chiropractic adjustments and, in most cases, at or below the level of insurance co-payment amounts.

Today, most chiropractic services are provided by sole practitioners, generally in medical office settings. The chiropractic industry differs from the broader healthcare services industry in that it is more heavily consumer-driven, market-responsive and price sensitive, in large measure a result of many treatment options falling outside the bounds of traditional insurance reimbursable services and fee schedules. According to a First Research report from November 2018, the top 50 companies delivering chiropractic services in the United States generated less than 10% of all industry revenue. We believe these characteristics are evidence of an underserved market with potential consumer demand that is favorable for an efficient, low-cost, consumer-oriented provider.

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

Accordingly, we believe these and certain other trends favor our business model. Among these are:

•	People, most notably Millennials – the largest portion of our patient base – have increasingly active lifestyles and are living longer, requiring more medical, maintenance and preventative support;
•	People are increasingly open to alternative, non-pharmacological types of care;
•	Utilization of more conveniently situated, local-sited urgent-care or “mini-care” alternatives to primary care is increasing; and
•	Popularity of health clubs, massage and other non-drug, non-invasive wellness maintenance providers is growing.

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

We attracted an average of 1,041 new patients per clinic (for all clinics open for the full twelve months of 2018) during the year ended December 31, 2018, as compared to the 2018 chiropractic industry average of 359 new patients per year for traditional insurance-based non-multidisciplinary or integrated practices, according to a 2018 Chiropractic Economics survey.

Quality, Empathetic Service.  Across our system we have a community of approximately 1,200 fully licensed chiropractic doctors, who performed over six million adjustments last year alone. Our doctors provide personal and intuitive patient care focused on pain relief and ongoing wellness to promote healthy, active lifestyles. We provide our doctors one-on-one training, as well as ongoing coaching and mentoring. Our doctors continually refine their skills, as our clinics see an average of 279 patient visits per week (for clinics open for the full twelve months of 2018), as compared to the 2018 chiropractic industry average of 138 patients per week for non-multidisciplinary or integrated practices, according to a 2018 Chiropractic Economics survey. Our service offerings encourage consumer trial, repeat visits and sustainable patient relationships.

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

Accessibility.  We believe that our strongest competitive advantages are our convenience and affordability. By focusing on non-acute care in an open-bay environment and by not participating in insurance or Medicare reimbursement, we are able to offer a much less expensive alternative to traditional chiropractic services. We can do this because our clinics do not have the expenses of performing certain diagnostic procedures and processing reimbursement claims. Our model allows us to pass these savings on to our patients. According to Chiropractic Economics in 2018, the average fee for a chiropractic treatment involving spinal manipulation in a cash-based practice in the United States is approximately $77. By comparison, our average fee as of December 31, 2018 was approximately $27, approximately 65% lower than the industry average price.

We believe our pricing and service offering structure helps us to generate higher usage. The following table sets forth our average price per adjustment as of December 31, 2018 for patients who pay by single adjustment plans, multiple adjustment packages, and multiple adjustment membership plans. Our price per adjustment as of December 31, 2018 averaged approximately $27 across all three groups.

	The Joint Service Offering
	Single Visit	Package(s)	Membership(s)
Price per adjustment	$39	$20 – $33	$15 – $20

Proven track record of opening clinics and growing revenue at the clinic level.  We have grown our clinic revenue base consistently. From January 2012 through December 31, 2018, we have increased average monthly sales across our clinics from $0.4 million to $13.8 million. During this period, we increased the number of clinics in operation from 33 to 442.

We continue to be encouraged by the ability of individual clinics to generate growth. While there is significant variation in results in our system, and the results of our top-performing clinics are not representative of our system overall, we believe it is worth noting that in January 2012, the highest-performing clinic in our system was a franchise clinic which had monthly sales of approximately $45,000, and in December 2018, the highest performing clinic in our system was a franchise clinic which had monthly sales of approximately $119,000.

Strong and proven management team.  Our strategic vision is directed by our president and chief executive officer, Peter D. Holt, who has more than 30 years of experience in domestic and international franchising, franchise development and operations. Under his direction we have confirmed our commitment to the continued strengthening of operations, the continued cultivation and management of our franchise community, as well as a strong commitment to future clinic development both domestically and internationally. Mr. Holt was most recently president and chief executive officer of Tasti-D-Lite & Planet Smoothie. He has also served as chief operating officer of 24seven Vending (U.S), where he directed its franchise system in the U.S., and as executive vice president of development for Mail Boxes Etc. and vice president of international for I Can’t Believe It’s Yogurt and Java Coast Fine Coffees. Mr. Holt directs a team of dedicated leaders who are focused on executing our business plan and implementing our growth strategy.

Mr. Holt has assembled a strong management team including Jake Singleton as chief financial officer. In addition to valuable institutional memory from his over three years serving as our corporate controller, Mr. Singleton has financial and accounting experience from his time with the public accounting firm Ernst & Young LLP.

In 2016, Eric Simon joined as vice president of franchise sales and development with over 20 years of experience in all aspects of franchising, most recently as director of franchise development for AAMCO Transmissions. Mr. Simon spent five years as a franchisee and area developer with Extreme Pita and previously spent 10 years with Mail Boxes Etc. in franchise sales roles.

In 2017, Jorge Armenteros joined as vice president of operations bringing with him more than 30 years of franchise operations leadership experience. For 10 years prior to joining the team, Mr. Armenteros was the executive senior vice president of franchise operations and corporate development for Campero USA, a fast food restaurant chain. Prior to that, he was founder and chief executive officer of Tri-Brands Management Group, which operated franchised Dunkin’ Donuts, Baskin Robbins and Togo restaurants, and was vice president of operations at Dunkin’ Brands. His career also includes a period as a multi-unit franchisee of Dunkin’ Donuts.

Amy Karroum was promoted to vice president of human resources in 2017, having joined us in 2015. Prior to working at The Joint, Ms. Karroum was director of human resources for Thermo Fluids, an oil recycling company, and before that, she spent five years in homebuilding with both Taylor Morrison and Pulte Homes.

In 2018, Jason Greenwood joined our management team as vice president of marketing. Mr. Greenwood spent the last 10 years at Peter Piper Pizza in progressively responsible roles, most recently as chief marketing officer. Prior to that, he was a multi-unit franchisee for Robeks Juice.

Also in 2018, Manjula Sriram joined our management team as vice president of information technology. Prior to working at The Joint, Ms. Sriram spent the last three years at Early Warning Services in progressively responsible roles, most recently as director of customer implementation and support. Prior to that, she performed various senior technical and project management roles at Vail Systems, Inc, US Foods, Walgreens and United Airlines.

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

 Our analysis of data from over 557,000 patient records from 427 clinics across 31 states suggests that the United States market alone can support at least 1,700 of our clinics.

Continued growth of system sales.

System wide comparable same-store sales growth, or “Comp Sales,” for 2018 was 25.2%, reflecting the growing acceptance of The Joint business model. Comp Sales refers to the amount of sales a clinic generates in the most recent accounting period, compared to the amount of sales it generated in a similar period in the past. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. We believe that the experience we have gained in developing and refining management systems, operating standards, training materials and marketing and customer acquisition activities has contributed to our system’s revenue growth. In addition, we believe that increasing awareness of our brand has contributed to revenue growth, particularly in markets where the number and density of our clinics has made cooperative and mass media advertising attractive. We believe that our ability to leverage aggregated and general media digital advertising and search tools will continue to grow as the number and density of our clinics increases.

Selling additional franchises.

We will continue to sell franchises. We believe that to secure leadership in our industry and to maximize our opportunities in our markets, it is important to gain brand equity and consumer awareness as rapidly as possible, consistent with a disciplined approach to opening clinics. We believe that continued sales of franchises in selected markets is the most effective way to drive brand awareness in the short term. As discussed below, consistent with our longer-term strategy, we have resumed the opening or acquiring of company-owned or managed clinics, and we believe that a growth strategy that includes both franchised and company-owned or managed clinics has advantages over either approach by itself.

Selling additional Regional Developer rights.

We believe that we can achieve scale faster by using a regional developer model, which is employed by many successful franchisors. We sell a regional developer the rights to open a minimum number of clinics in a defined territory. They in turn help us to identify and qualify potential new franchisees in that territory and assist us in providing field training, clinic openings and ongoing support. In return, we share part of the initial franchise fee and pay the regional developer 3% of the 7% ongoing royalties we collect from the franchisees in their protected territory. In 2017, we sold the rights to an additional 10 regional developer territories for a combined minimum development commitment of 270 clinics over the lifetime of their regional developer agreements. In 2018, we sold the rights to an additional four regional developer territories for a combined minimum development commitment of 111 clinics over the lifetime of their regional developer agreements. In 2018, regional developers were responsible for 89% of the 99 franchise license sales for the year. This growth reflects the power of the regional developer program to accelerate the number of clinics opening across the country.

Opening clinics in development.

In addition to our 442 operating clinics, as of December 31, 2018, we have granted franchises, either directly or through our regional developers, for an additional 136 clinics that we believe will be developed in the future and executed 19 letters-of-intent for future clinic licenses. We will continue to support our franchisees and regional developers to open these clinics and to achieve sustainable performance as rapidly as possible.

During the year ended December 31, 2018, we terminated four franchise licenses for undeveloped clinics that were in default.

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

Acquiring existing franchises.

We believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics. We will pursue the acquisition of existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. Following the completion of the IPO through December 31, 2018, we acquired 35 existing franchises, subsequently closed three, and continue to operate 32 of them as company-owned or managed clinics.

Development of company-owned or managed clinics.

We acquired our first company-owned or managed clinic on December 31, 2014. In the first full calendar quarter after that acquisition, total revenue from company-owned or managed clinics was $0.4 million, growing to approximately $4.3 million in the quarter ended December 31, 2018. Total revenue from our 48 company-owned or managed clinics was approximately $14.7 million for the year ended December 31, 2018 as compared to $11.1 million from 47 company-owned or managed clinics for the year ended December 31, 2017. Through December 31, 2018, revenue from company-owned or managed clinics consisted of revenue earned from 32 franchised clinics that we acquired, as well as 16 clinics that we developed.

We resumed the development of company-owned or managed clinics in the first quarter of 2019. As of March 1, 2019, we opened two greenfield units, executed two leases for future greenfield clinic locations, and had nine additional letters-of-intent in place for further greenfield expansion. Consistent with our strategies discussed above, we intend to target geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertisement and marketing, and attain general corporate and administrative operating efficiencies. We also believe that the development timeline and point of break-even for company-owned or managed clinics will be shortened as compared to our previous greenfield openings and that our revenue from company-owned or managed clinics will ultimately exceed revenue that would be generated through royalty income from a franchise-only system.

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

In states that regulate the “corporate practice of chiropractic,” chiropractic services are provided solely by legal entities organized under state laws as professional corporations, or PCs or their equivalents. Each of the PCs is wholly owned by one or more licensed chiropractors and employs or contracts with chiropractors in one or more offices. We do not own any capital stock of (or have any other ownership interest in) any such PC. We and our franchisees that are not owned by chiropractors enter into management services agreements with PCs to provide the PCs on an exclusive basis with all non-clinical administrative services needed by the chiropractic practice.

In February 2019, a bill was introduced in the Arkansas state legislature prohibiting the ownership and management of a chiropractic corporation by a non-chiropractor. While it is questionable whether the proposed prohibition would be applicable to our business model in Arkansas, the bill could be interpreted to challenge that model if passed in its current form. In November 2018, the Oregon Board of Chiropractic Examiners adopted changes to its rules to prohibit a chiropractor from owning or operating a chiropractic practice as a surrogate for a non-chiropractor. As in the case of the proposed Arkansas bill, the rules changes could be interpreted to challenge our business model in Oregon, although it is similarly questionable whether the prohibition would be applicable. Previously in 2018, the Oregon Board exchanged correspondence with us requesting clarification of our business model and separately with one of our franchisees alleging a violation of the rules against the corporate practice of chiropractic. We provided the requested clarification in March 2018, and the Oregon Board has not taken any additional action to date. After a further exchange of correspondence with the franchisee, the Oregon Board notified the franchisee in August 2018 that the case was closed.

In November 2015, the California Board of Chiropractic Examiners commenced an administrative proceeding to which we were not a party, in which it claimed that the doctor who owns the PC that we manage in southern California violated California’s prohibition on the corporate practice of chiropractic, among other claims, because our management of the clinics operated by his PC involved the exercise of control over certain clinical aspects of his practice. The California Board of Chiropractic Examiners subsequently dismissed those claims in congruence with findings of the overseeing administrative judge. In June 2015, the New York Attorney General announced that it had entered into an Assurance of Discontinuance with a provider of business services to independently owned dental practices in New York, pursuant to which the provider paid a substantial fine and agreed to change its business and branding practices.

While the effect of the Arkansas bill if passed, the Oregon rules changes, the proceeding before the California Board of Chiropractic Examiners and the New York Assurance of Discontinuance may be that our business practices in those states are under stricter scrutiny than elsewhere, we believe we are in substantial compliance with all applicable laws relating to the corporate practice of chiropractic.

Please see the risk factor in Item 1A beginning with the phrase “Our management services agreements” for a more detailed discussion of state regulations on the “corporate practice of chiropractic” as they relate to our business model.

Regulation relating to franchising

We are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a Franchise Disclosure Document or FDD containing certain information to prospective franchisees, and a number of states require registration of the FDD at least annually with state authorities. Included in the information required to be disclosed in our FDD is our business experience, material litigation, all fees due to us from franchisees, a franchisee’s estimated initial investment, restrictions on sources of products and services we impose on franchisees, development and operating obligations of franchisees, whether we provide financing to franchisees, our training and support obligations and other terms and conditions of our franchise agreement. We are operating under exemptions from registration in several states based on our qualifications for exemption as set forth in those states’ laws. Substantive state laws regulating the franchisor-franchisee relationship presently exist in many states. We believe that our FDD and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises. As of December 31, 2018, we were registered to sell franchises in every state (where registrations are required); and could sell franchises in all 50 states.

Other federal, state and local regulation

We are subject to varied federal regulations affecting the operation of our business. We are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act and various other federal and state laws governing such matters as minimum wage requirements, overtime, fringe benefits, workplace safety and other working conditions and citizenship requirements. A significant number of our clinic service personnel are paid at rates related to the applicable minimum wage and increases in the minimum wage could increase our labor costs. We are continuing to assess the impact of recently-adopted federal health care legislation on our health care benefit costs. Many of our smaller franchisees will qualify for exemption from the mandatory requirement to provide health insurance benefits because of their small number of employees. The imposition of any requirement that we or our franchisees provide health insurance benefits to our or their employees that are more extensive than the health insurance benefits that we currently provide to our employees or that franchisees may or may not provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

In an August 2015 decision, the National Labor Relations Board (or “NLRB”) adopted a more expansive definition of “joint employer” in the case of Browning-Ferris Industries, making it easier for employees of franchisees to organize and bargain collectively. The Browning-Ferris decision, as well as a July 2014 NLRB action holding that McDonald’s Corporation could be held jointly liable for labor and wage violations by its franchisees, also made it easier for a franchisor to be held responsible as an employer for a franchisee’s misconduct. In December 2017, the NLRB reversed itself and expressly reinstated a narrower definition of “joint employer,” an action we believed would be more favorable to us by making it less likely that we would be held accountable for the actions of our franchisees. In February 2018, the NLRB’s action in reverting to the narrower (and thus more favorable to us) definition of “joint employer” was vacated, due to a conflict of interest on the part of one of the NLRB’s commissioners. While this action was taken more on procedural than on policy grounds, it effectively revived the NLRB’s expansive definition of “joint employer” adopted in its 2015 Browning-Ferris ruling. In September 2018, the NLRB issued and solicited comments on a proposed rule to reinstate the narrower (and more favorable to us) pre-Browning Ferris definition of “joint employer.” However, in January 2019, the U.S. Court of Appeals for the D.C. Circuit partially upheld the 2015 Browning-Ferris expansive definition, thereby bringing into question whether the NLRB’s proposed rules would survive in their current form or could withstand judicial scrutiny if not revised to take into account the D.C. Circuit’s holding. Earlier, in a July 2018 ruling which has been appealed to the NLRB, an administrative law judge rejected a proposed settlement in the 2014 McDonald’s Corporation action, which settlement would have allowed McDonald’s to avoid a ruling that it is a “joint employer” of a franchisee’s employees.

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

Competition

The chiropractic industry is highly fragmented. According to First Research’s 2018 report, the top 50 providers of chiropractic services in the United States generate less than 10% of industry revenue. Our competitors include approximately 39,000 independent chiropractic offices currently open throughout the United States, according to a 2017 Kentley Insights market research report, as well as certain multi-unit operators. We may also face competition from traditional medical practices, outpatient clinics, physical therapists, med-spas, massage therapists and sellers of devices intended for home use to address back and joint discomfort. Our three largest multi-unit competitors are HealthSource Chiropractic, AlignLife Chiropractic & Natural Health Centers and ChiroOne Wellness Centers, all of which are insurance-based models.

We have identified four competitors who are attempting to duplicate our cash-only, low cost, appointment-free model. Based on publicly available information, these competitors each operate fewer than ten clinics as franchises. We anticipate that other direct competitors will join our industry as our visibility, reputation and perceived advantages become more widely known. We believe our first mover advantage, proprietary operations systems, and strong unit level economics will continue to accelerate our growth even with the spawning of additional competition.

Employees

As of March 1, 2019, we had 138 employees on a full-time basis. None of our employees are members of unions or participate in other collective bargaining arrangements.

Facilities

We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of March 1, 2019, we leased 52 facilities in which we operate or intend to operate clinics. We are obligated under two additional leases for facilities in which we have ceased clinic operations.

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

As of March 1, 2019, our franchisees operated 405 clinics in 32 states. All of our franchise locations are leased.

Intellectual Property

Trademarks, trade names and service marks

“The Joint Chiropractic” is our trademark, registered in December 2016, under registration number 5095943. We have also registered “Back-Tober” in September 2018, under registration number 5571732, "Relief Recovery Wellness" in February 2018, under registration number 5398367, “Pain Relief Is At Hand” in February 2018, under registration number 5395995, “What Life Does To Your Body, We Undo” in February 2018, under registration number 5396012, “Be Chiro-Practical” in October 2017, under registration number 5313693, “Relief. On so many levels” in December 2015, under registration number 4871809, and “The Joint” in April 2015, under registration number 4723892.

Additional trademarks previously registered include “The Joint… the Chiropractic Place” registered in February 2011, under registration number 3922558. We also registered the words, letters, and stylized form of service mark, “The Joint… the Chiropractic Place” in April 2013 under registration number 4323810.

In Canada, we have applied for the following trademarks: “The Joint” in February 2017 under application number 1825026, “The Joint Chiropractic” in February 2017 under application 1825027, the words, letters, and stylized form of trademark “The Joint Chiropractic,” and “The Joint Chiropractic” in February 2017 under application 1825028.

ITEM 1A.              RISK FACTORS

Risks Related to Our Business

New clinics, once opened, may not be profitable, and the increases in average clinic sales and comparable clinic sales that we have experienced in the past may not be indicative of future results.

Our clinics continue to demonstrate increases in comparable clinic sales even as they mature. Our annual Comp Sales for the full year 2018, for clinics that have been open for greater than 48 months, was 17%. However, we cannot assure you that this will continue for our existing clinics or that clinics we open in the future will see similar results. In new markets, the length of time before average sales for new clinics stabilize is less predictable and can be longer than we expect because of our limited knowledge of these markets and consumers’ limited awareness of our brand. New clinics may not be profitable and their sales performance may not follow historical patterns. In addition, our average clinic sales and comparable clinic sales for existing clinics may not increase at the rates achieved over the past several years. Our ability to operate new clinics, especially company-owned or managed clinics, profitably and increase average clinic sales and comparable clinic sales will depend on many factors, some of which are beyond our control, including:

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

Our growth plan includes a significant number of new clinics, focused currently on franchised clinics, and the measured and opportunistic addition of company-owned or managed clinics. Our existing clinic management systems, administrative staff, financial and management controls and information systems may be inadequate to support our planned expansion. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing clinics. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, clinic teams and existing infrastructure which could harm our business, financial condition and results of operations. We are currently in the process of replacing and upgrading our management information systems, and we cannot provide assurances that we will accomplish this without delays, difficulties or service interruptions.

Our long-term strategy involves opening new, company-owned or managed clinics, and is subject to many unpredictable factors.

One component of our long-term growth strategy is to open new company-owned or managed clinics and to operate those clinics on a profitable basis. As of December 31, 2018, we owned or managed 48 company-owned or managed clinics. We suspended the development of new company-owned or managed clinics from July 2016 in order to stabilize our corporate clinic portfolio, and now that we believe we have accomplished that goal, we have resumed development of such clinics in 2018 and 2019. We may not be able to open new company-owned or managed clinics as quickly as planned. In the past, we have experienced delays in opening some franchised and company-owned or managed clinics, for various reasons, including construction permitting, landlord responsiveness, and municipal approvals. Such delays could affect future clinic openings. Delays or failures in opening new clinics could materially and adversely affect our growth strategy and our business, financial condition and results of operations. As we operate more clinics, our rate of expansion relative to the size of our clinic base will eventually decline.

In addition, we face challenges locating and securing suitable new clinic sites in our target markets. Competition for those sites is intense, and other retail concepts that compete for those sites may have unit economic models that permit them to bid more aggressively for those sites than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Our ability to open new clinics also depends on other factors, including:

•	negotiating leases with acceptable terms;

•	identifying, hiring and training qualified employees in each local market;

•	identifying and entering into management agreements with suitable PCs in certain target markets;

•	timely delivery of leased premises to us from our landlords and punctual commencement and completion of construction;

•	managing construction and development costs of new clinics, particularly in competitive markets;

•	obtaining construction materials and labor at acceptable costs, particularly in urban markets;

•	unforeseen engineering or environmental problems with leased premises;

•	generating sufficient funds from operations or obtaining acceptable financing to support our future development;

•	securing required governmental approvals, permits and licenses (including construction permits and operating licenses) in a timely manner and responding effectively to any changes in local, state or federal laws and regulations that adversely affect our costs or ability to open new clinics; and

•	the impact of inclement weather, natural disasters and other calamities.

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

We believe we have built our reputation on high quality, empathetic patient care, and we must protect and grow the value of our brand to continue to be successful in the future. Our brand may be diminished if we do not continue to make investments in areas such as marketing and advertising, as well as the day-to-day investments required for facility operations, equipment upgrades and staff training. Any incident, real or perceived, regardless of merit or outcome, that erodes our brand, such as failure to comply with federal, state or local regulations including allegations or perceptions of non-compliance or failure to comply with ethical and operating standards, could significantly reduce the value of our brand, expose us to adverse publicity and damage our overall business and reputation. Further, our brand value could suffer and our business could be adversely affected if patients perceive a reduction in the quality of service or staff.

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

We have experienced periods of net losses, including consolidated net losses of approximately $3.4 and $15.8 million for the years ended December 31, 2017 and 2016, respectively, as adjusted for ASC 606 revenue recognition. While we have recently achieved profitability, our revenue may not grow and we may not maintain profitability in the future. Our ability to maintain profitability will be affected by the other risks and uncertainties described in this section and in Management’s Discussion and Analysis. If we are not able to sustain or increase profitability, our business will be materially adversely affected and the price of our common stock may decline.

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

We do not own and we do not intend to own any of the real property where our company-owned or managed clinics will operate. We expect the spaces for the company-owned or managed clinics we intend to open in the future will be leased. We anticipate that our leases generally will have an initial term of five or ten years and generally can be extended only in five-year increments (at increased rates). We expect that all of our leases will require a fixed annual rent, although some may require the payment of additional rent if clinic sales exceed a negotiated amount. We expect that our leases will typically be net leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities, and that these leases will not be cancellable by us. If a future company-owned clinic is not profitable, resulting in its closure, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, we may fail to negotiate renewals as each of our leases expires, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close clinics in desirable locations. These potential increases in occupancy costs and the cost of closing company-owned or managed clinics could materially adversely affect our business, financial condition or results of operations. We have settled disputes over future rent with landlords at twelve of the fourteen clinics that we either closed or never opened. We are currently negotiating with the remaining two landlords.

Our intended reliance on sources of revenue other than from franchise and regional developer licenses exposes us to risks including the loss of revenue and reduction of working capital.

From the commencement of our operations until we began to acquire or open company-owned or managed clinics, we relied exclusively on the sale of franchises and regional developer licenses as sources of revenue until the franchises we have sold begin to generate royalty revenues. As our portfolio of company-owned or managed clinics matures, we may place less reliance in the future on these franchise sources of revenue. As we develop further company-owned or managed clinics, we will be required to use our working capital to operate our business. If the opening of our company-owned or managed clinics is delayed or if the cost of developing company-owned or managed clinics exceeds our expectations, we may experience insufficient working capital to fully implement our development plans, and our business, financial condition and results of operations could be adversely affected.

Our potential need to raise additional capital to accomplish our objectives of expanding into new markets and selectively developing company-owned or managed clinics exposes us to risks including limiting our ability to develop or acquire clinics and limiting our financial flexibility.

We have resumed the selective development and acquisition of company-owned or managed clinics. If we do not have sufficient cash resources, our ability to develop and acquire clinics could be limited unless we are able to obtain additional capital through future debt or equity financing. Using cash to finance development and acquisition of clinics could limit our financial flexibility by reducing cash available for operating purposes. Using debt financing could result in lenders imposing financial covenants that limit our operations and financial flexibility. Using equity financing may result in dilution of ownership interests of our existing stockholders. We may also use common stock as consideration for the future acquisition of clinics. If our common stock does not maintain a sufficient market value or if prospective acquisition candidates are unwilling to accept our common stock as part of the consideration for the sale of their clinics or businesses, we may be required to use more of our cash resources or greater debt financing to complete these acquisitions.

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

A substantial portion of our revenues comes from royalties generated by our franchised clinics. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of December 31, 2018, we had franchisees operating or managing 394 clinics. Accordingly, we are reliant on the performance of our franchisees in successfully opening and operating their clinics and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks as described in the next four risk factors, any one of which could impact our ability to collect royalty payments from our franchisees, may harm the goodwill associated with our brand and may materially adversely affect our business and results of operations.

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

A July 2014 decision by the United States National Labor Relations Board (or “NLRB”) held that McDonald’s Corporation could be held jointly liable for labor and wage violations by its franchisees. Also, in August, 2015, the NLRB adopted a more expansive definition of “joint employer” in the case of Browning-Ferris Industries, making it easier for employees of franchisees to organize and bargain collectively. In December 2017, the NLRB reversed itself and expressly reinstated a narrower definition of “joint employer,” an action we believed would be more favorable to us by making it less likely that we would be held accountable for the actions of our franchisees. In February 2018, the NLRB’s action in reverting to the narrower (and thus more favorable to us) definition of “joint employer” was vacated, due to a conflict of interest on the part of one of the NLRB’s commissioners. While this action was taken more on procedural than on policy grounds, it effectively revived the NLRB’s expansive definition of “joint employer” adopted in its 2015 Browning-Ferris ruling. In September 2018, the NLRB issued and solicited comments on a proposed rule to reinstate the narrower (and more favorable to us) pre-Browning Ferris definition of “joint employer.” However, in January 2019, the U.S. Court of Appeals for the D.C. Circuit partially upheld the 2015 Browning-Ferris expansive definition, thereby bringing into question whether the NLRB’s proposed rules would survive in their current form or could withstand judicial scrutiny if not revised to take into account the D.C. Circuit’s holding. Earlier, in a July 2018 ruling which has been appealed to the NLRB, an administrative law judge rejected a proposed settlement in the 2014 McDonald’s Corporation action, which settlement would have allowed McDonald’s to avoid a ruling that it is a “joint employer” of a franchisee’s employees. Unless the NLRB’s proposed rules narrowing the definition of “joint employer” are both adopted in their current form and withstand judicial scrutiny, we could have responsibility for damages, reinstatement, back pay and penalties in connection with labor law violations by our franchisees over whom we have limited control, which could have a material adverse effect on our financial condition and results of operations.

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

Our franchise agreements specify a timetable for opening the clinic. Failure by our franchisees to open their clinics within the specified time limit would result in the reduction of royalty payments we would have otherwise received and could result in the termination of the franchise agreement. As of December 31, 2018, we had 136 active licenses which we believe to be developable and an additional 19 letters-of-intent for future clinic licenses. Of these, 63 have not met their development requirements within the time periods specified in their franchise agreements.

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

Our regional developers are independent operators. Accordingly, their actions are outside of our control. We depend upon our regional developers to sell a minimum number of franchises within their territory and to assist the purchasers of those franchises to develop and operate their clinics. The failure by regional developers to sell the specified minimum number of franchises within the time limits set forth in their regional developer license agreements would reduce the franchise fees we would otherwise receive, delay the payment of royalties to us and result in a potential event of default under the regional developer license agreement. Of our total of twenty-one regional developers as of December 31, 2018, fourteen of which were sold during 2017 and 2018, five have not met their minimum franchise opening requirements within the time periods specified in their regional developer agreements.

Our ability to operate effectively could be impaired if we fail to attract and retain our executive officers.

Our success depends, in part, upon the continuing contributions of our executive officers and key employees at the management level. Although we have employment letter agreements with renewing one-year terms with certain of our key executive officers, there is no guarantee that they will not leave. The loss of the services of any of our executive officers or the failure to attract other executive officers could have a material adverse effect on our business or our business prospects. If we lose the services of any of our key employees at the operating or regional level, we may not be able to replace them with similarly qualified personnel, which could harm our business.

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

The business of providing chiropractic services is highly competitive in each of the markets in which our clinics operate. The primary bases of such competition are quality of care and reputation, price of services, marketing and advertising strategy and implementation, convenience, traffic flow and visibility of office locations and hours of operation. Our clinics compete with all other chiropractors in their local market. Many of those chiropractors have established practices and reputations in their markets. Some of these competitors and potential competitors may have financial resources, affiliation models, reputations or management expertise that provide them with competitive advantages over us, which may make it difficult to compete against them. Our three largest multi-unit competitors are HealthSource Chiropractic, which currently operates 229 units; AlignLife Chiropractic & Natural Health Centers, which currently operates 19 units domestically; and ChiroOne Wellness Centers, which currently operates 43 units. Each of these competitors is currently operating under an insurance based model. In addition, a number of other chiropractic franchises and chiropractic practices that are attempting to duplicate or follow our business model are currently operating in our markets and in other parts of the country and may enter our existing markets in the future.

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

Our management services agreements, according to which we provide non-clinical services to affiliated PCs, could be challenged by a state or chiropractor under laws regulating the practice of chiropractic, and some state chiropractic boards have made inquiries concerning our business model.

The laws of every state in which we operate contain restrictions on the practice of chiropractic and control over the provision of chiropractic services. The laws of many states where we operate permit a chiropractor to conduct a chiropractic practice only as an individual, a member of a partnership or an employee of a PC, limited liability company or limited liability partnership. These laws typically prohibit chiropractors from splitting fees with non-chiropractors and prohibit non-chiropractic entities, such as chiropractic management services organizations, from owning or operating chiropractic clinics or engaging in the practice of chiropractic and from employing chiropractors. The specific restrictions against the corporate practice of chiropractic, as well as the interpretation of those restrictions by state regulatory authorities, vary from state to state. However, the restrictions are generally designed to prohibit a non-chiropractic entity from controlling or directing clinical care decision-making, engaging chiropractors to practice chiropractic or sharing professional fees. The form of management agreement that we utilize, and that we recommend to our franchisees that are management service organizations, explicitly prohibits the management service organization from controlling or directing clinical care decisions. However, there can be no assurance that all of our franchisees that are management service organizations will strictly follow the provisions in our recommended form of management agreement. The laws of many states also prohibit chiropractic practitioners from paying any portion of fees received for chiropractic services in consideration for the referral of a patient. Any challenge to our contractual relationships with our affiliated PCs by chiropractors or regulatory authorities could result in a finding that could have a material adverse effect on our operations, such as voiding one or more management services agreements. Moreover, the laws and regulatory environment may change to restrict or limit the enforceability of our management services agreements. We could be prevented from affiliating with chiropractor-owned PCs or providing comprehensive business services to them in one or more states.

In February 2019, a bill was introduced in the Arkansas state legislature to prohibit the ownership and management of a chiropractic corporation by a non-chiropractor. The bill was drafted by the Arkansas State Board of Chiropractic Examiners. While it is questionable whether this prohibition is applicable to our business model in Arkansas, depending upon how the language of the bill is interpreted, it could pose a threat to that model if passed. Previously, in 2015, the Arkansas Board had questioned whether our business model might violate Arkansas law in its response to an inquiry we made on behalf of one of our franchisees. While the Arkansas Board did not thereafter pursue the matter of a possible violation, it might choose to do so at any time in the future.

In November 2018, the Oregon Board of Chiropractic Examiners adopted changes to its rules to prohibit a chiropractor from owning or operating a chiropractic practice as a surrogate for a non-chiropractor. As in the case of the proposed Arkansas bill, it is questionable whether this prohibition is applicable to our business model in Oregon; however, depending upon how the amended rules are interpreted, they could similarly pose a threat. Since our franchisees began operating in Oregon, the Oregon Board has made several inquiries with respect to our business model. We have typically satisfied these inquiries by providing a brief response or documentation. In February 2018, the Oregon Board asked us for clarification regarding ownership of our franchise locations operating in Oregon, and we responded with the requested clarification. The Oregon Board has not taken any further action, but we have no assurance that it will not do so in the future or that we have satisfied the Oregon Board’s concerns. One of our franchisees received a letter from the Oregon Board alleging a violation of the rules against the corporate practice of chiropractic, but after a further exchange of correspondence with the franchisee, the Oregon Board notified the franchisee in August 2018 that the case was closed.

In February 2019, the North Carolina Board of Chiropractic Examiners delivered notices alleging certain violations to approximately fifteen chiropractors working for clinics in North Carolina for which our franchisees provide management services. We retained legal counsel in this matter, and a preliminary hearing was conducted on February 21, 2019. The North Carolina Board has indicated that it will issue its findings within two to four weeks after the hearing date. While the allegations consist primarily of quality of care issues, it is possible that the actions of the North Carolina Board arise out of concerns related to our business model, and if so, we have no assurance that we have addressed those concerns in a manner that will satisfy the North Carolina Board.

The Kansas Healing Arts Board, in response to a third-party complaint about one of our franchisees, sent a letter to the franchisee in February 2015 questioning whether the franchise business model might violate Kansas law regarding the unauthorized practice of chiropractic care. At the time, we and the franchisee had several communications with the Kansas Board with respect to modifying the management agreement to address its concerns. While we have had no further communications with the Board since that time, we have also received no assurance that changes to the agreement satisfied its concerns.

In November 2015, the California Board of Chiropractic Examiners commenced an administrative proceeding to which we were not a party, in which it claimed that the doctor who owns the PC that we manage in southern California violated California’s prohibition on the corporate practice of chiropractic, among other claims, because our management of the clinics operated by his PC involved the exercise of control over certain clinical aspects of his practice. The claims were subsequently dismissed congruent with the decision of the administrative law judge who conducted the proceeding; however, we cannot assure you that similar claims will not be made in the future, either against us or our affiliated PCs.

The New York Attorney General’s investigation into the practices of a provider of business support services to independently owned dental practices may mean that our business model will be subject to greater scrutiny in New York. The New York Attorney General concluded that the provider, Aspen Dental Management, improperly made business decisions impacting clinical matters, illegally engaged in fee-splitting with dental practices and required the dental practices to use the “Aspen Dental” trade name in a manner that had the potential to mislead consumers into believing that the “Aspen Dental” —- branded offices were under common ownership with the provider. In June 2015, the New York Attorney General agreed to an Assurance of Discontinuance, pursuant to which Aspen Dental paid a substantial fine and agreed to change its business and branding practices, including changes to its website and marketing materials in order to make clear that the Aspen-branded dental offices were independently owned and operated. The New York Attorney General could similarly choose to challenge our contractual relationships with our affiliated PCs in New York and, in particular, might question whether use of The Joint trademark by our affiliated PCs misleads consumers, causing them to incorrectly conclude that we are the provider of chiropractic treatment.

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

In December 2017, the NLRB reversed itself and expressly reinstated a narrower definition of “joint employer,” an action we believed would be more favorable to us by making it less likely that we would be held accountable for the actions of our franchisees. In February 2018, the NLRB’s action in reverting to the narrower (and thus more favorable to us) definition of “joint employer” was vacated, due to a conflict of interest on the part of one of the NLRB’s commissioners. While this action was taken more on procedural than on policy grounds, it effectively revived the NLRB’s expansive definition of “joint employer” adopted in its 2015 Browning-Ferris ruling. In September 2018, the NLRB issued and solicited comments on a proposed rule to reinstate the narrower (and more favorable to us) pre-Browning Ferris definition of “joint employer.” However, in January 2019, the U.S. Court of Appeals for the D.C. Circuit partially upheld the 2015 Browning-Ferris expansive definition, thereby bringing into question whether the NLRB’s proposed rules would survive in their current form or could withstand judicial scrutiny if not revised to take into account the D.C. Circuit’s holding. Earlier, in a July 2018 ruling which has been appealed to the NLRB, an administrative law judge rejected a proposed settlement in the 2014 McDonald’s Corporation action, which settlement would have allowed McDonald’s to avoid a ruling that it is a “joint employer” of a franchisee’s employees. Unless the NLRB’s proposed rules narrowing the definition of “joint employer” are both adopted in their current form and withstand judicial scrutiny, we could have responsibility for damages, reinstatement, back pay and penalties in connection with labor law violations by our franchisees over whom we have no control, which could have a material adverse effect on our financial condition and results of operations.

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

We, along with our affiliated PCs and their chiropractors, are subject to malpractice and other similar claims and may be unable to obtain or maintain adequate insurance against these claims.

The provision of chiropractic services by chiropractors entails an inherent risk of potential malpractice and other similar claims. While we do not have responsibility for compliance by affiliated PCs and their chiropractors with regulatory and other requirements directly applicable to chiropractors, claims, suits or complaints relating to services provided at the offices of our franchisees or affiliated PCs may be asserted against us. As we develop company-owned or managed clinics, our exposure to malpractice claims will increase. We have experienced several malpractice claims since our founding in March, 2010, which we have defended or are vigorously defending and do not expect their outcome to have a material adverse effect on our business, financial condition or results of operations. The assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages. Our current minimum professional liability insurance coverage required for our franchisees, affiliated PCs and company-owned clinics is $1.0 million per occurrence and $3.0 million in annual aggregate, with a self-insured retention of $0 per claim and $0 annual aggregate. In addition, we have a corporate business owner’s policy with coverage of $2.0 million per occurrence and $4.0 million in annual aggregate. If we are unable to obtain adequate insurance or if there is an increase in the future cost of insurance to us and the chiropractors who provide chiropractic services or an increase in the amount we have to self-insure, there may be a material adverse effect on our business and financial results.

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

Our management does not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of Adjusted EBITDA is that it excludes significant expenses and income that are required by GAAP to be recorded in our financial statements. Some of these limitations are: (i) Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (iii) Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debts, and although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future; (iv) Adjusted EBITDA does not reflect any cash requirements for such replacements; (v) Adjusted EBITDA does not reflect the bargain purchase gain, which represents the excess of the fair value of net assets acquired over the purchase consideration; and (vi) Adjusted EBITDA does not reflect the loss on disposition or impairment, which represents the impairment of assets as of the reporting date. We do not consider these to be indicative of our ongoing operations.

Changes to financial accounting standards will require our operating leases to be recognized on the balance sheet.

All of our existing clinics are subject to leases. As we increase the number of our company-owned or managed clinics, we will increase our obligations under our operating leases. Changes to financial accounting standards will require such leases to be recognized on our balance sheet in the future. The lease terms of our clinics vary, but typically have initial terms of between five and ten years with five-year renewal options. The accounting treatment of these leases is described in Note 1 to our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require lessees to recognize a right-of-use asset and a lease liability for virtually all leases, other than leases with a term of 12 months or less, and to provide additional disclosures about leasing arrangements. The Company will adopt this standard as of January 1, 2019, the first day of its 2019 fiscal year, using the modified retrospective approach. The Company will elect an optional practical expedient to retain its current classification of leases, and as a result, anticipates that the initial impact of adopting this new standard on its consolidated statement of income and consolidated statement of cash flows will not be material. The Company is still finalizing its adoption procedures, but it anticipates that the adoption of this standard will result in the recognition of additional right-of-use assets and lease liabilities for minimum commitments under noncancelable operating leases to range from approximately $10-11 million as of the date of adoption. The Company’s undiscounted minimum lease commitments under its operating leases are disclosed in Note 13.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period ended December 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we need to comply with certain laws, regulations and requirements, including corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC, and the requirements of The NASDAQ Capital Market. Complying with these statutes, regulations and requirements occupies a significant amount of time of our Board of Directors and management and has significantly increased our costs and expenses. We will continue to:

•	institute more comprehensive corporate governance and compliance functions;

•	design, establish, evaluate and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404(a) of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	comply with rules promulgated by The NASDAQ Capital Market;

•	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•	establish new internal policies, such as those relating to disclosure controls and procedures and insider trading; and

•	involve and retain outside counsel and accountants in the above activities.

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

Sales of substantial amounts of our common stock in the public market by our officers, directors or significant shareholders may adversely affect the market price of our common stock. Shares issued upon the exercise of outstanding options may be sold in the public market. Such sales could create the perception to the public of difficulties or problems with our business. As a result, these sales might make it more difficult for us to sell securities in the future at a time and price that we deem necessary or appropriate.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2018, we had 13,742,530 outstanding shares of common stock and are authorized to sell up to 20,000,000 shares of common stock. The trading volume of shares of our common stock averaged 52,820 shares per day during the year ended December 31, 2018. Accordingly, sales of even small amounts of shares of our common stock by existing stockholders may drive down the trading price of our common stock.

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

It is difficult to accurately forecast our revenues, operating expenses and results, and operating data. The inability by us or the financial community to accurately forecast our operating results could cause our net income in a given quarter to be less than expected or our net losses in a given quarter to be greater than expected, which could cause a decline in the trading price of our common stock. We base our current and forecasted expense and cash expenditure levels on our operating plans and estimates of future revenues, which are dependent on the growth of the number of patients and the demand for our services. As a result, we may be unable to make accurate financial forecasts or to adjust our spending in a timely manner to compensate for any unexpected shortfalls in revenues. We believe that these difficulties in forecasting are even greater for financial analysts that may publish their own estimates of our financial results.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of March 1, 2019, we leased 52 facilities in which we operate or intend to operate clinics.

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

Holders

As of December 31, 2018, there were approximately 11 holders of record of our common stock and 13,742,530 shares of our common stock outstanding.

Dividends

Since our initial public offering, we have not declared nor paid dividends on our common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future.

ITEM 6.                  SELECTED FINANCIAL DATA

	Year Ended December 31,
	2018	2017
Consolidated Statement of Operations Data:		(as adjusted)
(in thousands, except per share data)
Total revenues	$31,789	$24,919
Cost of revenues	4,310	3,224
Selling, general and administrative expense	26,680	24,609
Income (loss) from operations	205	(3,332)
Net income (loss)	253	(3,432)
Basic earnings (loss) per share	0.02	(0.26)
Diluted earnings (loss) per share	0.02	(0.26)
Weighted average shares outstanding used in computing
Basic earnings (loss) per share	13,669,107	13,245,119
Diluted earnings (loss) per share	14,031,717	13,245,119
Non-GAAP Financial Data:
Net income (loss)	253	(3,432)
Net interest	47	79
Depreciation and amoritzation expense	1,556	2,017
Tax (benefit) expense	(38)	36
EBITDA	1,818	(1,300)
Stock compensation expense	628	594
Acquisition related expenses	4	13
Loss on disposition or impairment	594	418
Bargain purchase gain	(58)	–
Adjusted EBITDA	$2,986	$(275)

	As of December 31,
	2018	2017
Consolidated Balance Sheet Data:		(as adjusted)
(in thousands)
Cash and cash equivalents	$8,717	$4,216
Property and equipment	3,658	3,800
Deferred franchise costs	3,489	2,811
Goodwill and intangible assets	4,550	4,676
Other assets	3,112	2,932
Total assets	23,526	18,436
Deferred revenue	13,609	11,547
Other liabilities	7,556	5,736
Total liabilities	21,165	17,283
Stockholders' equity	2,361	1,153

(1)	Adjusted EBITDA consists of net income (loss), before interest, income taxes, depreciation and amortization, acquisition related expenses and stock compensation expense, bargain purchase gain, and loss on disposition or impairment. We have provided Adjusted EBITDA because it is a measure of financial performance commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

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

f.	Adjusted EBITDA does not reflect the loss on disposition or impairment, which represents the impairment of assets as of the reporting date. We do not consider this to be indicative of our ongoing operations.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. You should review the reconciliation of net income (loss) to Adjusted EBITDA above and not rely on any single financial measure to evaluate our business. The table above reconciles net income (loss) to Adjusted EBITDA for the years ended December 31, 2018 and 2017.

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of The Joint Corp. for the years ended December 31, 2018 and 2017 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information contained elsewhere in this Form 10-K.

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

Key Performance Measures.  We receive monthly performance reports from our system and our clinics which include key performance indicators per clinic including gross sales, same-store Comp Sales, number of new patients, conversion percentage, and member attrition. In addition, we review monthly reporting related to clinic openings, clinic license sales, and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance.

Key Clinic Development Trends.   As of December 31, 2018, we and our franchisees operated 442 clinics, of which 394 were operated by franchisees and 48 were operated as company-owned or managed clinics. Of the 48 company-owned or managed clinics, 16 were constructed and developed by us, and 32 were acquired from franchisees.

Our current strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy, and reinitiate our efforts to expand our corporate clinic portfolio within clustered locations in a deliberate and measured manner. The number of franchise licenses sold for the year ended December 31, 2018 increased to 99 licenses, up from 37 and 22 licenses for the years ended December 31, 2017 and 2016, respectively. We ended 2018 with 21 regional developers who were responsible for 89% of the 99 licenses sold during the year. The growth reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.

In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics and opening of greenfield units. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. As of March 1, 2019, we opened two greenfield units, executed two leases for future greenfield clinic locations, and had nine additional letters-of-intent in place for further greenfield expansion.

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

Significant Events and/or Recent Developments

We continue to deliver on our strategic initiatives and to progress toward sustained profitability. For the year ended December 31, 2018 as compared to the year ended December 31, 2017, we saw gross system-wide sales grow by 30% and system-wide Comp Sales growth – or “same store” retail sales of clinics that have been open for at least 13 full months – of 25%. We saw over 434,000 new patients in 2018, an increase of 25% from our new patient count in 2017, with approximately 26% of those new patients having never been to a chiropractor before. We are not only increasing our percentage of market share, but expanding the chiropractic market. These factors, along with continued leverage of our operating expenses, drove improvement in our bottom line, and we continue to drive toward sustainable profitability with an increase of $3.7 million to net income of $0.3 million for the year ended December 31, 2018 as compared to net loss of $3.4 million the year ended December 31, 2017. Further, cash and cash equivalents increased to $8.7 million at December 31, 2018 compared to $4.2 million at December 31, 2017.

Factors Affecting Our Performance

Our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic sales, openings, closures, markets in which they are contained and related expenses, general economic conditions, consumer confidence in the economy, consumer preferences, and competitive factors.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP. We adopted the new standard effective January 1, 2018. Results for the year ended December 31, 2017 have been adjusted to reflect the adoption of this standard. See Note 3, Revenue Disclosures, for detail around the impact.

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

Intangible Assets

Intangible assets consist primarily of re-acquired franchise and regional developer rights and customer relationships.  We amortize the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which range from four to eight years. In the case of regional developer rights, we amortize the acquired regional developer rights over the remaining contractual terms at the time of the acquisition, which range from three to seven years. The fair value of customer relationships is amortized over their estimated useful life of two years.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, we perform an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the years ended December 31, 2018 and 2017.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. We recorded an impairment of approximately $343,000 in long-lived assets for the year ended December 31, 2018. No impairments of long-lived assets were recorded for the year ended December 31, 2017.

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

Revenue Recognition

We generate revenue primarily through our company-owned and managed clinics, royalties, franchise fees, advertising fund, and through IT related income and computer software fees.

Revenues and Management Fees from Company Clinics.  We earn revenue from clinics that we own and operate or manage throughout the United States.  In those states where we own and operate the clinic, revenues are recognized when services are performed. We offer a variety of membership and wellness packages which feature discounted pricing as compared with our single-visit pricing.  Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed.  In other states where state law requires the chiropractic practice to be owned by a licensed chiropractor, we enter into a management agreement with the doctor’s PC.  Under the management agreement, we provide administrative and business management services to the doctor’s PC in return for a monthly management fee.  Due to certain implicit variable consideration in these management agreements, and based on past practices between the parties, we determined that we cannot meet the probable (more than 50% likely to occur) threshold if it includes all of the variable consideration in the transaction price. Therefore, we recognize revenue under these contracts only when we have a high degree of confidence that revenue will not be reversed in a subsequent reporting period.

Royalties and Advertising Fund Revenue. We collect royalties, as stipulated in the franchise agreement, equal to 7% of gross sales and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and are recognized as franchisee clinic level sales occur. Royalties are collected bi-monthly two working days after each sales period has ended.

Franchise Fees. We require the entire non-refundable initial franchise fee to be paid upon execution of a franchise agreement, which typically has an initial term of ten years. Initial franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement.  Our services under the franchise agreement include: training of franchisees and staff, site selection, construction/vendor management and ongoing operations support. We provide no financing to franchisees and offer no guarantees on their behalf. The services we provide are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.

Software Fees.  We collect a monthly fee for use of our proprietary or selected chiropractic or customer relationship management software, computer support, and internet services support. These fees are recognized ratably on a straight-line basis over the term of the respective franchise agreement.

Regional Developer Fees. During 2011, we established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under the original program, regional developers paid a license fee for each franchise they received the right to develop within the region. In 2017, the program was revised to grant exclusive geographical territory and establish a minimum development obligation within that defined territory. Regional developers receive fees which are collected from franchisees upon the sale of franchises within their region and a royalty of 3% of sales generated by franchised clinics in their region. Regional developer fees paid to the Company are nonrefundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. Our services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services we provide are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.

Results of Operations

Total Revenues

Components of revenues for the year ended December 31, 2018 as compared to the year ended December 31, 2017, are as follows:

	Year Ended December 31,
	2018	2017	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues and management fees from company clinics	$14,672,865	$11,125,115	$3,547,750	31.9%
Royalty fees	10,141,036	7,722,856	2,418,180	31.3%
Franchise fees	1,688,039	1,381,784	306,255	22.2%
Advertising fund revenue	2,862,244	2,753,776	108,468	3.9%
Software fees	1,290,135	1,137,363	152,772	13.4%
Regional developer fees	599,370	399,045	200,325	50.2%
Other revenues	535,560	398,929	136,631	34.2%

Total revenues	$31,789,249	$24,918,868	$6,870,381	27.6%

The reasons for the significant changes in our components of total revenues are as follows:

Consolidated Results

•	Total revenues increased by $6.9 million, primarily due to the continued revenue growth of our company-owned or managed clinics and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues and management fees from company-owned or managed clinics increased, primarily due to improved same-store sales growth, and the addition of one company-managed clinic during the year.

Franchise Operations

•	Royalty fees and advertising fund revenue increased, due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of December 31, 2018, and 2017, there were 394 and 352 franchised clinics in operation, respectively.

•	Franchise fees increased due to an increase in executed franchise agreements, as these fees are recognized ratably over the term of the respective franchise agreement. For the year ended December 31, 2018, there were 99 executed franchise license sales or letters-of-intent, compared to 37 for the year ended December 31, 2017.

•	Regional developer fees increased due to the sale of additional developer territories throughout 2017 and 2018 and the related revenue recognition over the life of the regional developer agreements. We sold four new regional developer territories in 2018 and 10 new territories in 2017. Given the ratable recognition of the revenue, the agreements executed during the course of 2017 now have a full year of recognition in 2018.

•	Software fees revenue increased due to an increase in our franchise clinic base as described above.

Cost of Revenues

	Year Ended December 31,		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
Cost of Revenues	$4,310,249	$3,224,238	$1,086,011	33.7%

For the year ended December 31, 2018, as compared with the year ended December 31, 2017, the total cost of revenues increased due to an increase in regional developer royalties of $0.9 million, triggered by an increase in franchise royalty revenues of approximately 31% coupled with a larger portion of our franchise base operating in regional developer territories, and an increase of $0.2 million in regional developer commissions due to the larger number of franchise licenses sold in regional developer territories.

Selling and Marketing Expenses

	Year Ended December 31,		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
Selling and Marketing Expenses	$4,819,555	$4,473,881	$345,674	7.7%

Selling and marketing expenses increased $0.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, driven by an increase in advertising fund expenditures from a larger franchise base and increased local marketing expenditures by the company-owned or managed clinics.

Depreciation and Amortization Expenses

	Year Ended December 31,		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
Depreciation and Amortization Expenses	$1,556,240	$2,017,323	$(461,083)	(22.9)%

Depreciation and amortization expenses decreased for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to the impairment of previously depreciating assets as part of our change in IT strategy.

General and Administrative Expenses

	Year Ended December 31,		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
General and Administrative Expenses	$20,304,131	$18,117,532	$2,186,599	12.1%

General and administrative expenses increased during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to an increase of approximately $1.6 million in payroll related expenses due to wage merit increases and accrued bonus for the 2018 period, an increase in professional, legal and accounting services of $0.3 million, and an increase in utilities and facilities expense of $0.1 million.

Income (Loss) from Operations

	Year Ended December 31,		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
Income (Loss) from Operations	$205,114	$(3,332,077)	$3,537,191	106.2%

Consolidated Results

Consolidated income (loss) from operations changed by $3.5 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by a $3.2 million improvement in operating income (loss) in the corporate clinic segment discussed below and an increase in income from franchised operations of $2.0 million discussed below, offset by an increase in unallocated corporate overhead of $1.7 million.

Franchise Operations

Our franchise operations segment had income from operations of $8.1 million for the year ended December 31, 2018, an increase of $2.0 million, compared to income from operations of $6.1 million for the year ended December 31, 2017. This increase was primarily driven by:

•	An increase of approximately $3.2 million in total revenues (net of national marketing fund contributions), due primarily to an approximately 31% increase in franchise royalty revenues; offset by

•	An increase of approximately $0.1 million in general and administrative expenses, primarily related to increases of $0.2 million in payroll related expenses, offset by decreases of $0.1 million in legal, accounting and professional services; and

•	An increase of approximately $1.1 million in royalties and commissions paid to regional developers.

Corporate Clinics

Our corporate clinics segment (i.e., company-owned or managed clinics) had income from operations of $1.5 million for the year ended December 31, 2018, an increase of $3.2 million compared to a loss from operations of $1.7 million for the year ended December 31, 2017. This increase was primarily driven by:

•	An increase in revenues of approximately $3.5 million from company-owned or managed clinics; and

•	A decrease of approximately $0.5 million in depreciation and amortization, primarily due to the impairment of previously depreciating assets as part of our change in IT strategy; offset by

•	An increase of approximately $0.3 million of selling and marketing expenses and $0.6 million in general and administrative costs primarily due to wage merit increases and accrued bonus for the 2018 period.

Income Tax Benefit (Expense)

	Year Ended December 31,		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
Income Tax Benefit (Expense)	$37,728	$(35,880)	$73,608	205.2%

The decrease in our effective tax rate is primarily due to U.S. tax reform enacted in December 2017 which decreased the valuation allowance on our deferred tax assets. For the years ended December 31, 2018 and 2017, the effective rates were -17.5% and -1.1%, respectively. In 2018, the difference between the effective tax rate and the Federal statutory rate of 21% is primarily due to an increased valuation allowance against our net deferred tax assets and the application of ASC 606 related to revenue recognition. The benefit created in 2018 is due to U.S. tax reform creating indefinite lived assets which can offset indefinite lived liabilities.

U.S. Tax Reform

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate income tax rate. Certain income tax effects of the Act, including $3.9 million of tax expense recorded principally due to the write-down of our net deferred tax assets, are reflected in our financial results in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which provides SEC staff guidance regarding the application of Accounting Standards Codification (ASC) Topic 740, Income Taxes, in the reporting period in which the Act became law and a corresponding tax benefit from the release of valuation allowance. December 22, 2018 marked the end of the measurement period of SAB 118. As such, we have completed our analysis. See Note 11 to the consolidated financial statements for further information on the financial statement impact of the Act.

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

On November 25, 2015, we completed our follow-on public offering of 2,272,727 shares of our common stock at a price to the public of $5.50 per share. On December 30, 2015, our underwriters exercised their over-allotment option to purchase an additional 340,909 shares of common stock to cover over-allotments pursuant to which we received aggregate net proceeds of approximately $13.0 million.

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

As of December 31, 2018, we had cash and short-term bank deposits of approximately $8.7 million. We generated approximately $5.5 million of cash flow from operating activities in the year ended December 31, 2018. We will continue to preserve cash, and while we plan to resume the acquisition and development of company-owned or managed clinics, we intend to progress at a measured pace and target geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertising and marketing and attain general corporate and administrative operating efficiencies.

In January 2017, we executed a Credit and Security Agreement which provided a credit facility up to $5.0 million. We have drawn $1.0 million under the credit facility. See Note 9 to our consolidated financial statements included in this report for additional discussion of the credit facility.

In addition to approximately $8.7 million of unrestricted cash on hand as of December 31, 2018, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from debt financings or equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, debt financings or equity issuances, or proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including debt financings, equity issuances, purchases and sales of assets, and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

Analysis of Cash Flows

Net cash provided by (used in) operating activities was $5.5 million for the year ended December 31, 2018, compared to net cash used in operating activities of ($0.1 million) for the year ended December 31, 2017.  This change was attributable primarily to a change in net income (loss).

Net cash used in investing activities was approximately $1.2 million and $0.4 million during the years ended December 31, 2018 and 2017, respectively.  For the year ended December 31, 2018, this includes acquisition of business of $0.1 million, purchases of property and equipment of approximately $1.1 million, and reacquisition and termination of regional developer rights of approximately $0.2 million partially offset by payments received on notes receivable of approximately $0.2 million. For the year ended December 31, 2017, this includes purchases of property and equipment of approximately $0.4 million partially offset by payments received on notes receivable of approximately $76,000.

Net cash provided by financing activities was approximately $0.3 million and $1.4 million during the years ended December 31, 2018 and 2017, respectively.  For the year ended December 31, 2018, this includes proceeds from exercise of stock options of approximately $0.3 million partially offset by purchases of treasury stock under employee stock plans of approximately $5,000. For the year ended December 31, 2017, this includes borrowings on revolving credit note payable of $1 million, proceeds from sale of treasury stock of approximately $0.3 million, proceeds from exercise of stock options of approximately $0.4 million partially offset by repayments on notes payable of approximately $0.2 million.

Recent Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for information regarding recently issued accounting pronouncements that may impact our financial statements.

Contractual Obligations and Risk

The following table summarizes our contractual obligations at December 31, 2018 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases	$13,779,023	$2,630,443	$2,406,645	$2,299,887	$2,195,077	$1,474,396	$2,772,575
Notes payable	1,100,000	1,100,000	–	–	–	–	–
	$14,879,023	$3,730,443	$2,406,645	$2,299,887	$2,195,077	$1,474,396	$2,772,575

Off-Balance Sheet Arrangements

During the year ended December 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of The Joint Corp. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Joint Corp. and Subsidiary (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2018, and the related notes collectively referred to as the “financial statements”. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company adopted Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” using the full retrospective adoption method on January 1, 2018.

We have audited the adjustments to the 2017 financial statements to retrospectively apply the change in revenue recognition as a result of the adoption of ASC Topic 606, “Revenue from Contracts with Customers”, as described in Note 1 to the financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2017 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2017 financial statements taken as a whole.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2013.

Denver, Colorado

March 8, 2019

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The Joint Corp. and Subsidiary

Scottsdale, Arizona

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of The Joint Corp. and Subsidiary (the "Company") as of December 31, 2017, and the related consolidated statements of operations, stockholders' equity, and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

/s/ EKS&H LLLP

Denver, Colorado

March 9, 2018

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS		(as adjusted)
Current assets:
Cash and cash equivalents	$8,716,874	$4,216,221
Restricted cash	138,078	103,819
Accounts receivable, net	1,213,707	1,138,380
Income taxes receivable	268	–
Notes receivable - current portion	149,349	171,928
Deferred franchise costs - current portion	611,047	498,433
Prepaid expenses and other current assets	882,022	542,342
Total current assets	11,711,345	6,671,123
Property and equipment, net	3,658,008	3,800,466
Notes receivable, net of current portion	128,723	351,857
Deferred franchise costs, net of current portion	2,878,163	2,312,837
Intangible assets, net	1,634,060	1,760,042
Goodwill	2,916,426	2,916,426
Deposits and other assets	599,627	623,308
Total assets	$23,526,352	$18,436,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,253,274	$1,068,669
Accrued expenses	266,322	86,959
Co-op funds liability	104,057	89,681
Payroll liabilities	2,035,658	867,430
Notes payable - current portion	1,100,000	100,000
Deferred rent - current portion	136,550	152,198
Deferred franchise revenue - current portion	2,370,241	1,994,182
Deferred revenue from company clinics	994,493	867,804
Other current liabilities	477,528	152,534
Total current liabilities	8,738,123	5,379,457
Notes payable, net of current portion	–	1,000,000
Deferred rent, net of current portion	721,730	802,492
Deferred franchise revenue, net of current portion	11,239,221	9,552,746
Deferred tax liability	76,672	136,434
Other liabilities	389,362	411,497
Total liabilities	21,165,108	17,282,626
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of December 31, 2018 and 2017	–	–
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,757,200 shares issued and 13,742,530 shares outstanding as of December 31, 2018 and 13,600,338 shares issued and 13,586,254 outstanding as of December 31, 2017	13,757	13,600
Additional paid-in capital	38,189,251	37,229,869
Treasury stock 14,670 shares as of December 31, 2018 and 14,084 shares as of December 31, 2017, at cost	(90,856)	(86,045)
Accumulated deficit	(35,750,908)	(36,003,991)
Total stockholders' equity	2,361,244	1,153,433
Total liabilities and stockholders' equity	$23,526,352	$18,436,059

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017
		(as adjusted)
Revenues:
Revenues and management fees from company clinics	$14,672,865	$11,125,115
Royalty fees	10,141,036	7,722,856
Franchise fees	1,688,039	1,381,784
Advertising fund revenue	2,862,244	2,753,776
Software fees	1,290,135	1,137,363
Regional developer fees	599,370	399,045
Other revenues	535,560	398,929
Total revenues	31,789,249	24,918,868
Cost of revenues:
Franchise cost of revenues	3,956,530	2,908,841
IT cost of revenues	353,719	315,397
Total cost of revenues	4,310,249	3,224,238
Selling and marketing expenses	4,819,555	4,473,881
Depreciation and amortization	1,556,240	2,017,323
General and administrative expenses	20,304,131	18,117,532
Total selling, general and administrative expenses	26,679,926	24,608,736
Loss on disposition or impairment	593,960	417,971
Income (loss) from operations	205,114	(3,332,077)

Other income (expense):
Bargain purchase gain	58,006	–
Other income (expense), net	(47,765)	(64,455)
Total other income (expense)	10,241	(64,455)

Income (loss) before income tax expense	215,355	(3,396,532)

Income tax benefit (expense)	37,728	(35,880)

Net income (loss) and comprehensive income (loss)	$253,083	$(3,432,412)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.02	$(0.26)
Diluted earnings (loss) per share	$0.02	$(0.26)

Basic weighted average shares	13,669,107	13,245,119
Diluted weighted average shares	14,031,717	13,245,119

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balances, December 31, 2016	13,317,393	$13,317	$36,398,588	296,504	$(503,118)	$(28,983,374)	$6,925,413
Cumulative effect of change in accounting principle - revenue	-	-	-	-	-	(3,588,205)	(3,588,205)
Stock-based compensation expense	-	-	594,371	-	-	-	594,371
Issuance of vested restricted stock	76,070	76	(76)	-	-	-	-
Purchases of treasury stock under employee stock plans	-	-	-	708	(2,655)	-	(2,655)
Sale of treasury stock	-	-	(127,057)	(283,128)	419,728	-	292,671
Exercise of stock options	206,875	207	364,043	-	-	-	364,250
Net loss	-	-	-	-	-	(3,432,412)	(3,432,412)
Balances, December 31, 2017 - as adjusted	13,600,338	$13,600	$37,229,869	14,084	$(86,045)	$(36,003,991)	$1,153,433
Stock-based compensation expense	-	-	628,430	-	-	-	628,430
Issuance of vested restricted stock	61,700	62	(62)	-	-	-	-
Exercise of stock options	95,162	95	331,014	-	-	-	331,109
Purchases of treasury stock under employee stock plans	-	-	-	586	(4,811)	-	(4,811)
Net income	-	-	-	-	-	253,083	253,083
Balances, December 31, 2018	13,757,200	$13,757	$38,189,251	14,670	$(90,856)	$(35,750,908)	$2,361,244

The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
		(as adjusted)
Cash flows from operating activities:
Net income (loss)	$253,083	$(3,432,412)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,556,240	2,017,323
Loss (gain) on sale of property and equipment	974	(14,525)
Loss on disposition or impairment of assets	593,960	417,971
Net franchise fees recognized upon termination of franchise agreements	(227,950)	(73,665)
Adjustment to deferred revenue from previous acquisitions	–	133,943
Recovery of bad debts	–	(40,000)
Bargain purchase gain	(58,006)	–
Deferred income taxes	(77,020)	15,734
Stock based compensation expense	628,430	594,371
Changes in operating assets and liabilties:
Accounts receivable	(75,327)	(124,108)
Income taxes receivable	(268)	42,014
Prepaid expenses and other current assets	(339,680)	(42,817)
Deferred franchise costs	(802,990)	193,263
Deposits and other assets	38,983	77,927
Accounts payable	63,567	(36,752)
Accrued expenses	177,768	(213,038)
Co-op funds liability	14,376	16,435
Payroll liabilities	1,168,228	117,009
Other liabilities	52,155	(635,461)
Deferred rent	(96,410)	(410,964)
Deferred revenue	2,582,155	1,323,621
Net cash provided by (used in) operating activities	5,452,268	(74,131)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(100,000)	–
Purchase of property and equipment	(1,111,117)	(449,204)
Reacquisition and termination of regional developer rights	(278,250)	–
Payments received on notes receivable	245,713	76,351
Net cash used in investing activities	(1,243,654)	(372,853)

Cash flows from financing activities:
Borrowings on revolving credit note payable	–	1,000,000
Purchases of treasury stock under employee stock plans	(4,811)	(2,655)
Proceeds from sale of treasury stock	–	292,671
Proceeds from exercise of stock options	331,109	364,250
Repayments on notes payable	–	(231,500)
Net cash provided by financing activities	326,298	1,422,766

Increase in cash	4,534,912	975,782
Cash and restricted cash, beginning of period	4,320,040	3,344,258
Cash and restricted cash, end of period	$8,854,952	$4,320,040

During the years ended December 31, 2018 and 2017, cash paid for income taxes was $29,522 and $29,315, respectively. During the years ended December 31, 2018 and 2017, cash paid for interest was $100,000 and $108,016, respectively.

Supplemental disclosure of non-cash activity:

As of December 31, 2018, we had property and equipment purchases of $121,038 and $1,595 included in accounts payable and accrued expenses, respectively. As of December 31, 2017, we had property and equipment purchases of $50,474 included in accounts payable.

In connection with our acquisitions of franchises during the year ended December 31, 2018, we acquired $17,964 of property and equipment, intangible assets of $129,000, and favorable leases of $15,302, in exchange for $100,000 in cash to the sellers.  Additionally, at the time of these transactions, we carried deferred revenue of $12,998, representing franchise fees collected upon the execution of the franchise agreement.  We netted this amount against the aggregate purchase price of the acquisitions (Note 2).

In connection with our reacquisition and termination of regional developer rights during the year ended December 31, 2018, we had deferred revenue of $26,934 representing license fees collected upon the execution of the regional developer agreements.  We netted these amounts against the aggregate purchase price of the acquisitions (Note 8).

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

During December of 2017, the Company recorded an adjustment to goodwill related to deferred revenue from previous acquisitions of $166,088.

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

Comprehensive Income (Loss)

 Net income (loss) and comprehensive income (loss) are the same for the years ended December 31, 2018 and 2017.

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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
Franchised clinics:	2018	2017
Clinics open at beginning of period	352	309
Opened or Purchased during the period	47	41
Acquired or sold during the period	(1)	6
Closed during the period	(4)	(4)
Clinics in operation at the end of the period	394	352

	Year Ended December 31,
Company-owned or managed clinics:	2018	2017
Clinics open at beginning of period	47	61
Opened during the period	–	–
Acquired during the period	1	–
Closed or Sold during the period	–	(14)
Clinics in operation at the end of the period	48	47

Total clinics in operation at the end of the period	442	399

Clinic licenses sold but not yet developed	136	104
Executed letters of intent for future clinic licenses	19	8

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

Certain states, in which the Company manages clinics, regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. Such PCs are VIEs. In these states, the Company has entered into management services agreements with PCs under which the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. If the Company were to consolidate such PCs, the result would be an increase in its revenues and management fees from company clinics of $4.9 million and $4.5 million for the years ended December 31, 2018 and 2017, respectively, with a corresponding increase in general and administrative expenses for the same periods.  There would be no impact to net income (loss) on the consolidated statements of operations or to the consolidated balance sheets.

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of December 31, 2018 and 2017.

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

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees and royalty fees. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2018, and 2017, the Company had an allowance for doubtful accounts of $0. During the year ended December 31, 2017 the Company recovered $40,000 of accounts receivable that had previously been deemed uncollectible.

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

Capitalized Software

The Company capitalizes certain software development costs. These capitalized costs are primarily related to software used by clinics for operations and by the Company for the management of operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized as assets in progress until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Software developed is recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally five years.

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

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the years ended December 31, 2018 and 2017.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. We recorded an impairment of approximately $343,000 in long-lived assets for the year ended December 31, 2018. No impairments of long-lived assets were recorded for the year ended December 31, 2017.

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

The Company entered into four regional developer agreements for the year ended December 31, 2018 and ten regional developer agreements for the year ended December 31, 2017 for which it received approximately $0.9 and $2.1 million, respectively, which was deferred as of the respective transaction dates and will be recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to be upon the execution of the agreement. Certain of these regional developer agreements resulted in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is being recognized over the remaining life of the respective franchise agreements.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for years ended December 31, 2018 and 2017 were $1,558,662 and $1,397,076, respectively.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock, and stock options.

	Year Ended December 31,
	2018	2017
		(as adjusted)
Net income (loss)	$253,083	$(3,432,412)

Weighted average common shares outstanding - basic	13,669,107	13,245,119
Effect of dilutive securities:
Unvested restricted stock and stock options	362,609	–
Weighted average common shares outstanding - diluted	14,031,717	13,245,119

Basic earnings (loss) per share	$0.02	$(0.26)
Diluted earnings (loss) per share	$0.02	$(0.26)

The following table summarizes the potential shares of common stock that were excluded from diluted earnings (loss) per share, because the effect of including these potential shares was anti-dilutive:

	Year Ended December 31,
	2018	2017
Unvested restricted stock	24,180	63,700
Stock options	651,036	1,003,916
Warrants	–	90,000

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for doubtful accounts, share-based compensation arrangements, fair value of stock options, useful lives and realizability of long-lived assets, classification of deferred revenue and deferred franchise costs, lease exit liabilities, realizability of deferred tax assets, impairment of goodwill and intangible assets and purchase price allocations.

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

The revenue and deferred cost adjustments are due to the change in method of recognizing franchise and regional developer fees. See Note 3, Revenue Disclosures, for a description of these changes. The change in other current liabilities relates to the Company’s classification of funds received related to letters-of-intent for future clinic licenses.

Adoption of ASC 606 impacted the Company’s previously reported consolidated statement of operations for the year ended December 31, 2017, as follows (in thousands, except per share data):

THE JOINT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017	Adjustments Due to ASC 606 adoption	Year Ended December 31, 2017
	(as reported)		(as adjusted)
Revenues:
Franchise fees	$1,442	$(61)	$1,382
Regional developer fees	584	(185)	399
Total revenues	25,164	(245)	24,919
Cost of revenues:
Franchise cost of revenues	2,997	(88)	2,909
Total cost of revenues	3,312	(88)	3,224
Loss from operations	(3,175)	(157)	(3,332)
Loss before income tax expense	(3,239)	(157)	(3,397)
Net loss and comprehensive loss	$(3,275)	$(157)	$(3,432)

Loss per share:
Basic and diluted loss per share	$(0.25)	$(0.01)	$(0.26)

The revenue and deferred cost adjustments are due to the change in method of recognizing franchise and regional developer fees. See Note 3, Revenue Disclosures, for a description of these changes.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The Company retrospectively adopted the standard on January 1, 2018 and reclassified restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. Accordingly, the Company reclassified its restricted cash into cash, cash equivalents, and restricted cash as of December 31, 2017, which resulted in an increase in net cash used in operating activities in the consolidated statement of cash flows for the year ended December 31, 2017. The adoption of the guidance also requires the Company to make disclosures about the nature of restricted cash balances. See previous discussion in Note 1. ‘Restricted Cash’ for these disclosures.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year form the enactment date. SAB 118 was codified by the FASB as part of ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The Company completed its determination of the accounting implications of the 2017 Tax Act on its accruals during the quarter ended September 30, 2018.

Additional new accounting guidance became effective for the Company effective January 1, 2018 that the Company reviewed and concluded was either not applicable to the Company's operations or had no material effect on the Company's consolidated financial statements.

Newly Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require lessees to recognize a right-of-use asset and a lease liability for virtually all leases, other than leases with a term of 12 months or less, and to provide additional disclosures about leasing arrangements. The Company will adopt this standard as of January 1, 2019, the first day of its 2019 fiscal year, using the modified retrospective approach. The Company will elect an optional practical expedient to retain its current classification of leases, and as a result, anticipates that the initial impact of adopting this new standard on its consolidated statement of income and consolidated statement of cash flows will not be material. The Company is still finalizing its adoption procedures, but it anticipates that the adoption of this standard will result in the recognition of additional right-of-use assets and lease liabilities for minimum commitments under noncancelable operating leases to range from approximately $10-11 million as of the date of adoption. The Company’s undiscounted minimum lease commitments under its operating leases are disclosed in Note 13. Recognition of a lease liability related to operating leases will not impact any covenants related to the Company's long-term debt because the debt agreements specify that covenant ratios be calculated using U.S. GAAP in effect at the time the debt agreements were entered into.

The Company reviewed other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements upon future adoption.

Note 2:	Acquisitions

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

The Company incurred approximately $3,250 of transaction costs related to this acquisition, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

Purchase Price Allocation

The following summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed during 2018 as of the acquisition date:

Property and equipment	$17,964
Intangible assets	129,000
Favorable leases	15,302
Total assets acquired	162,266
Deferred tax liability	(17,258)
Bargain purchase gain	(58,006)
Net purchase price	$87,002

Intangible assets in the table above consist of reacquired franchise rights of $85,000 amortized over an estimated useful life of four years and customer relationships of $44,000 amortized over an estimated useful life of two years.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma consolidated statements of operations data for the years ended December 31, 2018 and 2017 as if the acquisition in 2018 had been completed on January 1, 2017.

	Pro Forma for the Year Ended
	December 31, 2018	December 31, 2017
Revenues, net	$31,841,993	$25,151,938
Net income (loss)	$184,892	$(3,660,834)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition had been completed on that date. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2017 and 2018 prior to the acquisition is included based on prior accounting records maintained by the acquired company. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisition. For 2018, this information includes actual data recorded in the Company’s financial statements for the period subsequent to the date of the acquisition. The Company’s consolidated statement of operations for the year ended December 31, 2018 includes net revenue and net income of approximately $226,000 and $96,000, respectively, attributable to the acquisition.

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

Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees

The Company currently franchises its concept across 32 states. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.

The transaction price in a standard franchise arrangement primarily consists of (a) initial franchise fees; (b) continuing franchise fees (royalties); (c) advertising fees; and (d) software fees. Since the Company considers the licensing of the franchising right to be a single performance obligation, no allocation of the transaction price is required.

The Company recognizes the primary components of the transaction price as follows:

•	Franchise fees are recognized as revenue ratably on a straight-line basis over the term of the franchise agreement commencing with the execution of the franchise agreement. As these fees are typically received in cash at or near the beginning of the franchise term, the cash received is initially recorded as a contract liability until recognized as revenue over time;

•	The Company is entitled to royalties and advertising fees based on a percentage of the franchisee's gross sales as defined in the franchise agreement. Royalty and advertising revenue are recognized when the franchisee's sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either what is considered a contract asset (unbilled receivable) or, once billed, accounts receivable, on the balance sheet.

•	The Company is entitled to a software fee, which is charged monthly. The Company recognizes revenue related to software fees ratably on a straight-line basis over the term of the franchise agreement.

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

Under ASC 606, the Company recognizes advertising fees received under franchise agreements as advertising fund revenue. Under previously issued accounting guidance for franchisors, advertising revenue and expense were recognized in the same amount in each period. That guidance was superseded by ASC 606 such that advertising expense may now be different than the advertising revenue recognized as described above. The impact of these changes with respect to advertising fees and advertising expenses on the Company's previously reported financial statements was not material.

Regional Developer Fees

The Company currently utilizes regional developers to assist in the development of the brand across certain geographic territories. The arrangement is documented in the form of a regional developer agreement. The arrangement between the Company and the regional developer requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the regional developer, but instead represent a single performance obligation, which is the transfer of the development rights to the defined geographic region. The intellectual property subject to the development rights is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the development rights is to provide the regional developer with access to the brand’s symbolic intellectual property over the term of the agreement. The services provided by the Company are highly interrelated with the development of the territory and the resulting franchise licenses sold by the regional developer and as such are considered to represent a single performance obligation.

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

Disaggregation of Revenue

The Company believes that the captions contained on the consolidated statements of operations appropriately reflect the disaggregation of its revenue by major type for the years ended December 31, 2018 and 2017.

Rollforward of Contract Liabilities and Contract Assets

Changes in the Company's contract liability for deferred franchise and regional development fees during the year ended December 31, 2018 and 2017 were as follows (in thousands):

Deferred Revenue short and long-term

Balance at December 31, 2016	$9,598
Recognized as revenue during the year ended December 31, 2017	(1,781)
Fees received and deferred during the year ended December 31, 2017	3,730
Balance at December 31, 2017	$11,547
Recognized as revenue during the year ended December 31, 2018	(2,287)
Fees received and deferred during the year ended December 31, 2018	4,349
Balance at December 31, 2018	$13,609

Changes in the Company's contract assets for deferred franchise costs during the year ended December 31, 2018 and 2017 were as follows (in thousands):

Deferred Franchise Costs short and long-term

Balance at December 31, 2016	$3,023
Recognized as cost of revenue during the year ended December 31, 2017	(477)
Costs incurred and deferred during the year ended December 31, 2017	265
Balance at December 31, 2017	$2,811
Recognized as cost of revenue during the year ended December 31, 2018	(631)
Costs incurred and deferred during the year ended December 31, 2018	1,309
Balance at December 31, 2018	$3,489

The following table illustrates revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2018 (in thousands):

Contract liabilities expected to be recognized in	Amount
2019	$2,370
2020	$2,373
2021	$2,247
2022	$1,809
2023	$1,332
Thereafter	$3,478
Total	$13,609

Note 4:	Restricted Cash

The table below reconciles the cash and cash equivalents balance and restricted cash balances from the Company’s consolidated balance sheets to the amount of cash reported on the consolidated statements of cash flows:

	December 31,
	2018	2017
Cash and cash equivalents	$8,716,874	$4,216,221
Restricted cash	138,078	103,819
Total cash, cash equivalents and restricted cash	$8,854,952	$4,320,040

Note 5:	Notes Receivable

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

Effective October 10, 2017, the Company entered into a regional developer agreement for certain territories in Texas, Oklahoma and Arkansas in exchange for $170,000, of which $135,688 was funded through a promissory note. The note bears interest at 10% per annum for 36 months and requires monthly principal and interest payments over 36 months, maturing on October 24, 2020. The note is collateralized by the regional developer rights in the territory.

The net outstanding balances of the notes as of December 31, 2018, and 2017 were $278,072 and $523,785, respectively. Maturities of notes receivable as of December 31, 2018 are as follows:

2019	$149,349
2020	128,723
Total	$278,072

Note 6:	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2018	2017

Office and computer equipment	$1,243,104	$1,137,970
Leasehold improvements	5,407,915	5,117,379
Software developed	1,145,742	1,066,454
	7,796,761	7,321,803
Accumulated depreciation	(4,909,002)	(3,928,349)
	2,887,759	3,393,454
Construction in progress	770,249	407,012
	$3,658,008	$3,800,466

Depreciation expense was $1,049,942 and $1,438,443 for the years ended December 31, 2018 and 2017, respectively.

In August 2018, the Board of Directors approved a change in strategy as it relates to the development of the Company’s IT platform. The Company will move away from internal development and utilize a third-party software-as-a-service CRM platform as the basis for its IT infrastructure. Based on this decision, the Company recorded an impairment of approximately $343,000 of previously capitalized software development costs during the year ended December 31, 2018.

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

As of December 31, 2018, and 2017, the Company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

The intangible assets resulting from the acquisition (reference Note 2) were recorded at estimated fair value on a non-recurring basis and are considered Level 3 within the fair value hierarchy.

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

Intangible assets consisted of the following:

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,758,000	$921,138	$836,862
Customer relationships	745,000	717,498	27,502
Reacquired development rights	1,413,316	643,620	769,696
	$3,916,316	$2,282,256	$1,634,060

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,673,000	$657,943	$1,015,057
Customer relationships	701,000	674,667	26,333
Reacquired development rights	1,162,000	443,348	718,652
	$3,536,000	$1,775,958	$1,760,042

Amortization expense was $506,298 and $578,880 for the years ended December 31, 2018 and 2017, respectively.

Estimated amortization expense for 2019 and subsequent years is as follows:

2019	$525,048
2020	508,558
2021	437,830
2022	150,411
2023	12,213
Thereafter	–
Total	$1,634,060

Note 9:	Debt

Notes Payable

During 2015, the Company issued 12 notes payable, which matured through February 2017, totaling $800,350 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates ranged from 1.5% to 5.25%.

During 2016, the Company issued two notes payable totaling $186,000 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates for both notes were 4.25% with maturities through May 2017. There was one outstanding note as of December 31, 2018 with a balance of $100,000 which was paid in February 2019.

Credit and Security Agreement

On January 3, 2017, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) and signed a revolving credit note payable to the lender. Under the Credit Agreement, the Company is able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans is at a rate equal to 10% per annum, provided that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest is due and payable on the last day of each fiscal quarter in an amount determined by the Company, but not less than $25,000. The Credit Agreement terminates in December 2019, unless sooner terminated in accordance with the provisions of the Credit Agreement. The Credit Agreement is collateralized by the assets in the Company’s company-owned or managed clinics. The Company is using the credit facility for general working capital needs. As of December 31, 2018, the Company had drawn $1,000,000 of the $5,000,000 available under the Credit Agreement. The Company recorded interest expense of $100,000 in each of the years ended December 31, 2018 and 2017 related to this Credit Agreement.

Note 10:	Equity

 Stock Options

On May 15, 2014, the Company adopted the 2014 Stock Plan (“2014 Plan”). The 2014 Plan was designed to supersede and replace the 2012 Plan, effective as of the adoption date, and set aside 1,513,000 shares of the Company’s common stock that may be granted under the 2014 Plan. On June 1, 2018 the shareholders approved 700,000 additional shares to be added to the plan, which brings the total shares available under the plan to 2,213,000.

During the year ended December 31, 2017, the Company granted 295,286 stock options to employees with exercise prices ranging from $2.65 - $5.51.

During the year ended December 31, 2018, the Company granted 145,792 stock options to employees with exercise prices ranging from $4.92 - $8.25.

The Company’s stock trading price is the basis of fair value of its common stock used in determining the value of share-based awards. To the extent the value of the Company’s share-based awards involves a measure of volatility, it will rely upon the volatilities from publicly traded companies with similar business models until its common stock has accumulated enough trading history for it to utilize its own historical volatility, and the Company has no reason to believe that its future volatility will differ materially during the expected or contractual term, as applicable, from the volatility calculated from this past information.. We use the simplified method to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. Accordingly, the expected life of the options granted is based on the average of the vesting term and the contractual term of the option. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury 10-year yield curve in effect at the date of the grant.

The Company has computed the fair value of all options granted during the years ended December 31, 2018 and 2017, using the following assumptions:

	Year Ended December 31,
	2018			2017
Expected volatility	34%	-	35%		42%
Expected dividends		None			None
Expected term (years)		7			5.5 - 7
Risk-free rate	2.53%	to	3.12%	1.98%	to	2.20%
Forfeiture rate		20%			20%

The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2016	953,075	$3.66	$1.86	6.9
Granted at market price	295,286	4.31
Exercised	(206,875)	1.76
Cancelled	(37,570)	5.11
Outstanding at December 31, 2017	1,003,916	$4.18	$1.87	8.1
Granted at market price	145,792	7.00
Exercised	(95,162)	3.48
Cancelled	(67,855)	3.37
Outstanding at December 31, 2018	986,691	$4.72	$2.09	6.8
Exercisable at December 31, 2018	497,667	$4.76	$2.10	6.8

The intrinsic value of the Company’s stock options outstanding was $3,617,153 at December 31, 2018.

For the years ended December 31, 2018 and 2017, stock-based compensation expense for stock options was $363,568 and $380,067, respectively.  Unrecognized stock-based compensation expense for stock options for the year ended December 31, 2018 was $805,226, which is expected to be recognized ratably over the next 2.7 years.

Restricted Stock

During 2017, the Company granted restricted stock awards for 9,950 shares of common stock to each of the six members of the Board of Directors. The awards were granted under The Joint Corp. 2014 Incentive Stock Plan pursuant to the Director Compensation Policy of the Company. The awards vested on June 1, 2018. The estimated fair market value of these awards was valued at $4.02 per share, based on the Company’s stock trading price, totaling approximately $240,000, which was recognized ratably as the stock vested.

During 2018, the Company granted restricted stock awards for 5,502 shares of common stock to each of the six members of the Board of Directors. The awards were granted under The Joint Corp. 2014 Incentive Stock Plan pursuant to the Director Compensation Policy of the Company. The awards will vest on the earlier of (i) one year from the Grant Date and (ii) the date of the next annual meeting of the shareholders of the Company occurring after the Grant Date. The estimated fair market value of these awards was valued at $7.27 per share, based on the Company’s stock trading price, totaling approximately $240,000 to be recognized ratably as the stock is vested.

In addition, during 2018, the Company granted restricted stock awards for 17,112 shares to seven employees. The awards were granted under The Joint Corp. 2014 Incentive Stock Plan. One-quarter of the shares issued under the awards will vest on each of the next four anniversaries of the grant date. The estimated fair market value of these awards was valued at $8.25 per share, based on the Company’s stock trading price, totaling approximately $141,000 to be recognized ratably as the stock is vested.

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Outstanding at December 31, 2016	92,415
Awards granted	59,700
Awards vested	(76,070)
Awards forfeited	(12,345)
Outstanding at December 31, 2017	63,700
Awards granted	50,134
Awards vested	(61,700)
Awards forfeited	(1,000)
Outstanding at December 31, 2018	51,134

For the years ended December 31, 2018 and 2017, stock-based compensation expense for restricted stock awards was $264,862 and $214,304, respectively.  Unrecognized stock-based compensation expense for restricted stock awards as of December 31, 2018 was $249,586 to be recognized ratably over 2.1 years.

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

For the years ended December 31, 2018 and 2017, the Company held treasury stock of 14,670 and 14,084 shares, at a cost of $90,856 and $86,045, respectively.

Warrants

In conjunction with the IPO, the Company issued warrants to the underwriters for the purchase of 90,000 shares of common stock, which were exercisable between November 10, 2015 and November 10, 2018 at an exercise price of $8.125 per share.  The fair value of the warrants was determined using the Black-Scholes option valuation model. The unexercised warrants expired on November 10, 2018.

Note 11:	Income Taxes

Income tax provision (benefit) reported in the consolidated statements of operations is comprised of the following (rounded to hundreds):

	December 31,
	2018	2017
Current provision (benefit):
Federal	$–	$–
State, net of state tax credits	39,300	20,100
Total current provision (benefit)	39,300	20,100

Deferred provision (benefit):
Federal	(90,000)	13,800
State	12,900	2,000
Total deferred provision (benefit)	(77,100)	15,800

Total income tax provision (benefit)	$(37,800)	$35,900

The following are the components of the Company’s net deferred taxes for federal and state income taxes (rounded to hundreds):

	December 31,
	2018	2017

Deferred revenue	$2,632,400	$756,900
Deferred franchise costs	(574,100)	(281,000)
Accrued expenses	361,100	45,300
Goodwill - Component 1	(194,700)	(136,500)
Goodwill - Component 2	52,500	55,500
Restricted stock compensation	(30,800)	(17,900)
Nonqualified stock options	184,400	152,900
Deferred rent	237,900	257,100
Lease Abandonment	96,500	80,600
Net operating loss carryforwards	6,175,600	7,061,300
Tax credits	14,000	14,000
Charitable contribution carryover	15,500	5,200
Asset basis difference related to property and equipment	458,600	377,800
Intangibles	435,900	368,100
	9,864,800	8,739,300
Less valuation allowance	(9,941,500)	(8,875,800)
Net non-current deferred tax liability	$(76,700)	$(136,500)

The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 34% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Company finalized the effects of the 2017 Tax Act and recorded the impact in its financial statements as of December 22, 2018. The company recorded a tax expense for the impact of the 2017 Tax Act of approximately $3.9 million. This amount is a remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 34%.

At December 31, 2018, the Company had federal and state net operating losses of approximately $23.1 million and $28.5 million, respectively. These net operating losses are available to offset future taxable income and will begin to expire in 2035 for federal purposes and 2025 for state purposes. The Company has research & development credits of 14,000 that will begin to expire in 2031.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income (loss), compared to the income tax provision (benefit) in the consolidated statement of operations (rounded to hundreds):

	For the Years Ended December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Expected federal tax expense (benefit)	$45,200	-21.0%	$(1,100,000)	-34.0%
State tax provision, net of federal benefit	(57,000)	26.5%	(140,200)	-4.3%
Effect of increase in valuation allowance	22,600	-10.5%	(2,741,300)	-84.7%
Other permanent differences	13,200	-6.1%	16,700	0.5%
Stock compensation	(40,800)	18.9%	(131,879)	-4.1%
Impact of enacted tax reform	–	0.0%	3,946,100	122.0%
State deferred tax true up	–	0.0%	185,000	5.7%
Bargain purchase gain	(16,100)	7.5%	–	0.0%
Return to provision adjustments	(4,900)	2.2%	–	0.0%
Other, net	–	0.0%	1,500	0.0%
Provision (benefit)	$(37,800)	17.5%	$35,900	1.1%

Changes in our income tax expense related primarily to changes in pretax income during the year ended December 31, 2018, as compared to year ended December 31, 2017, and the effective rate was 17.5% and 1.1%, respectively. The difference is primarily due to state taxes, stock compensation and adjustment of the deferred revenue deferred tax asset due to the adoption of ASC 606.

For the years ended December 31, 2018 and December 31, 2017, the Company had no material interest or penalties related to uncertain tax positions. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.

The following table sets forth a reconciliation of the beginning and ending amount of uncertain tax positions during the tax years ended December 31, 2018 and 2017 (rounded to hundreds):

	2018		2017
	Tax	Interest/ penalties	Tax	Interest/ penalties
Unrecognized tax benefit - January 1	$–	$–	$13,200	$26,800
Gross decreases - tax positions in prior period	–	–	(13,200)	(26,800)
Unrecognized tax benefit - December 31	$–	$–	$–	$–

Our tax returns for tax years subject to examination by tax authorities include 2014 through the current period for state and 2015 through the current period for federal purposes.

Note 12:	Related Party Transactions

The Company entered into a legal arrangement with a certain common stockholder related to legal services performed for the operations and transaction related activities of the Company.  Amounts paid to or for the benefit of this stockholder was approximately $260,000 and $205,000 for the years ended December 31, 2018 and 2017, respectively, and are recorded in general and administrative expenses on the consolidated statements of operations.

Note 13:	Commitments and Contingencies

Operating Leases

The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio.

Total rent expense for the years ended December 31, 2018 and 2017 was $2,844,010 and $2,808,837, respectively.

Future minimum annual lease payments are as follows:

2019	$2,630,443
2020	2,406,645
2021	2,299,887
2022	2,195,077
2023	1,474,396
Thereafter	2,772,575
Total	$13,779,023

The Company has recognized liabilities from costs associated with the termination of certain operating leases. The Company has recorded the cumulative effect of a change resulting from a revision to either the timing or the amount of estimated cash flows in the period as follows:

Lease exit liability at December 31, 2017	$299,400
Additions or changes in estimates	250,704
Settlements	(153,220)
Net accretion	(48,885)
Lease exit liability at December 31, 2018	$347,999

The Company has recorded the lease exit liability in other current liabilities and other liabilities in the consolidated balance sheets.

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

The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of December 31, 2018, the Company operated or managed 48 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of December 31, 2018, the franchise system consisted of 394 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for the Company’s two operating business segments (in thousands). The prior period comparatives have been adjusted to reflect the changes from ASC 606.

	Year Ended December 31,
	2018	2017
		(as adjusted)
Revenues:
Corporate clinics	$14,673	$11,124
Franchise operations	17,116	13,794
Total revenues	$31,789	$24,918

Segment operating (loss) income:
Corporate clinics	$1,537	$(1,704)
Franchise operations	8,084	6,086
Total segment operating (loss) income	$9,621	$4,382

Depreciation and amortization:
Corporate clinics	$1,105	$1,608
Franchise operations	–	–
Corporate administration	451	409
Total depreciation and amortization	$1,556	$2,017

Reconciliation of total segment operating income (loss) to consolidated earnings (loss) before income taxes (in thousands):
Total segment operating (loss) income	$9,621	$4,382
Unallocated corporate	(9,416)	(7,714)
Consolidated loss from operations	205	(3,332)
Bargain purchase gain	58	–
Other (expense) income, net	(48)	(64)
Loss before income tax expense	$215	$(3,396)

For the year ended December 31, 2017, $418,000 of loss on disposition/impairment has been reclassified from unallocated corporate to the corporate clinic segment operating loss to align with current year presentation.

	December 31, 2018	December 31, 2017
Segment assets:		(as adjusted)
Corporate clinics	$8,926	$8,998
Franchise operations	4,455	3,888
Total segment assets	$13,381	$12,886

Unallocated cash and restricted cash	$8,855	$4,320
Unallocated property and equipment	487	765
Other unallocated assets	803	465
Total assets	$23,526	$18,436

“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.

Note 15:	Subsequent Events

On February 4, 2019, the Company entered into an agreement under which it repurchased the right to develop franchises in various counties in South Carolina and Georgia. The total consideration for the transaction was $681,500.

On March 4, 2019, the Company entered into a regional developer agreement for a number of counties in the states of Virginia, Pennsylvania and West Virginia. The party paid an initial development fee of $290,000. The development schedule requires a minimum of 40 clinics open over a ten-year period.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. After conducting this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework (2013 framework), management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2018, we implemented new controls in connection with our adoption of the Accounting Standards Updates related to Topic 606, Revenue from Contracts with Customers. In addition, we began to implement controls related to Topic 842, Leases, which will be finalized as we complete our implementation of the systems and processes in 2019. No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement, and is incorporated herein by reference.

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

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements. The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(2)	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(3)	Exhibits. Those exhibits marked with a (X) refer to exhibits filed or furnished herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (#) refer to management contracts or compensatory plans or arrangements. Portions of the exhibits marked with a (Ω) are the subject of a Confidential Treatment Request under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2019.

The Joint Corp.

By:	/s/ Peter D. Holt
Peter D. Holt
President and Chief Executive Officer (Principal Executive Officer)

The Joint Corp.

By:	/s/ Jake Singleton
Jake Singleton
Chief Financial Officer (Principal Financial Officer)

 KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter D. Holt and Jake Singleton, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter D. Holt	President, Chief Executive Officer and Director	March 8, 2019
Peter D. Holt	(Principal Executive Officer) and Director

/s/ Jake Singleton	Chief Financial Officer	March 8, 2019
Jake Singleton	(Principal Financial Officer)

/s/ Matthew E. Rubel	Lead Director	March 8, 2019
Matthew E. Rubel

/s/ James H. Amos, Jr.	Director	March 8, 2019
James H. Amos, Jr.

/s/ Ronald V. DaVella	Director	March 8, 2019
Ronald V. DaVella

/s/ Suzanne M. Decker	Director	March 8, 2019
Suzanne M. Decker

/s/ Richard A. Kerley	Director	March 8, 2019
Richard A. Kerley

/s/ Abe Hong	Director	March 8, 2019
Abe Hong

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Provided
Number	Description	Form	File No.	Exhibit(s)	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1	333-198860	3.2	9/19/2014
3.2	Amended and Restated Bylaws of Registrant, plus amendments.	8-K	001-36724	3(ii).1	3/07/2016
3.3	Second Amended and Restated Bylaws of The Joint Corp.	8-K	001-36724	3.(II)1	8/09/2018
4.1	Warrant to Purchase Common Stock issued to Feltl and Company, Inc. on November 14, 2014.	S-1	333-207632	4.2	10/27/2015
4.2	Warrant to Purchase Common Stock issued to Roth Capital Partners, LLC on November 14, 2014.	S-1	333-207632	4.3	10/27/2015
10.1#	Form of Indemnification Agreement between Registrant and each of its directors and officers and related schedule.	S-1	333-198860	10.1	9/19/2014
10.2#	Indemnification Agreement between Registrant and former director Fred Gerretzen.	S-1	333-198860	10.18	9/19/2014
10.3#	Indemnification Agreement between Registrant and former officer Ronald Record.	S-1	333-198860	10.19	9/19/2014
10.4#	2012 Stock Plan.	S-1	333-198860	10.2	9/19/2014
10.5#	Amended and Restated 2014 Incentive Stock Plan.	S-1	333-207632	10.3	10/27/2015
10.6#	Form of Incentive Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.4	10/27/2015
10.7#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.5	10/27/2015
10.8#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan for Article 7, Annual Option Grants.	S-1	333-207632	10.6	10/27/2015
10.9#	Form of Restricted Stock Award.	10-K	001-36724	10.54	3/09/2018
10.10#	2017 Executive Short-Term Incentive Plan	10-K	001-36724	10.53	3/09/2018
10.11#	2018 Executive Short-Term Incentive Plan					X
10.12#	Executive Short-Term Incentive Plan (approved March 6, 2019)					X
10.13	Lease Agreement dated between Registrant and DTR 14, LLC, for Registrant’s office located at 16767 North Perimeter Drive, Suite 240, Scottsdale, Arizona 85260.	S-1	333-198860	10.5	9/19/2014
10.14	Form of Registrant’s Franchise Disclosure Document.	S-1	333-198860	10.13	9/19/2014
10.15	Form of Registrant’s Regional Developer License Agreement.	S-1	333-198860	10.14	9/19/2014
10.16	Form of Registrant’s Franchise Agreement.	S-1	333-198860	10.15	9/19/2014
10.17	Termination Agreement dated as of December 31, 2014 by The Joint Corp., Kairos Marketing, LLC and Chad Meisinger.	8-K	001-36724	2.2	1/07/2015
10.18	Asset and Franchise Purchase Agreement dated as of December 31, 2014 between The Joint Corp., The Joint RRC Corp., Raymond G. Espinoza, Chad Meisinger and Rob Morris.	8-K	001-36724	2.1	1/07/2015
10.19	Asset and Franchise Purchase Agreement dated as of January 30, 2015 between The Joint Corp., TJSC, LLC, Theodore Amendola and Scott Lewandowski.	8-K		10.1	2/05/2015
10.20	Asset and Franchise Purchase Agreement dated February 17, 2015 by and among The Joint Corp., Roth & Pelan Enterprises, LLC, Timothy Roth, Blue Sky & Sunny Days, Inc., and Thomas Pelan.	8-K	001-36724	10.1	2/19/2015
10.21	Asset and Franchise Purchase Agreement dated as of February 27, 2015 between The Joint Corp., The Joint San Gabriel Valley, Inc. and Vincent Huan.	8-K	001-36724	2.1	3/09/2015

10.22	Asset and Franchise Purchase Agreement dated as of March 31, 2015 between The Joint Corp., The Joint Chiropractic Bell Towne, LLC, Marla R. Allan and Marc W. Payson.	8-K	001-36724	2.1	4/22/2015
10.23	Franchise Agreement Termination and Reinstatement Agreement dated as of as of April 30, 2015, by The Joint Corp., Stephanie McRae and South Bay Joint Development, Inc.	8-K	001-36724	2.2	5/05/2015
10.24	Asset and Franchise Purchase Agreement dated as of April 30, 2015, between The Joint Corp., San Diego Joint Development, Inc., Stephanie McRae, and Elizabeth McRae.	8-K	001-36724	2.1	5/05/2015
10.25	Regional Developer Termination Agreement dated as of as of May 18, 2015, among The Joint Corp., Dennis Conklin, Eric Hua and Orange County Wellness, Inc.	8-K	001-36724	2.2	5/21/2015
10.26	Asset and Franchise Purchase Agreement dated as of May 18, 2015, among First Light Junction, Inc., a California corporation, Eric Hua and Tracy Hua.	8-K	001-36724	2.1	5/21/2015
10.27	Asset and Franchise Purchase Agreement dated as of June 3, 2015, by and between The Joint Corp., a Delaware corporation, WHB Franchise Inc., a California corporation and William Bargfrede.	8-K	001-36724	2.1	6/05/2015
10.28	Asset and Franchise Purchase Agreement dated as of June 5, 2015, by and among The Joint Corp., a Delaware corporation, Clear Path Ventures, Inc., a California corporation, Carol Warren, and Jodi Wolf.	8-K	001-36724	2.1	6/10/2015
10.29	Asset and Franchise Purchase Agreement dated as of July 1, 2015, by and among The Joint Corp., a Delaware corporation, Chiro-Novo, LLC, an Arizona limited liability company, Kent L. Cooper, as trustee of The Kent L. Cooper Trust, Benjamin Cooper, as trustee of The Benjamin and Milena Cooper Family Trust dated May 2, 2006, Robert A. Cooper and Andrew C. Cooper.	8-K	001-36724	2.1	7/07/2015
10.30	Termination Agreement dated as of as of August 10, 2015, among The Joint Corp., a Delaware corporation and Align Group, LLC a New York limited liability company, and Marc Ressler.	8-K	001-36724	2.2	8/14/2015
10.31	Asset and Franchise Purchase Agreement dated as of August 10, 2015, by and between The Joint Corp., a Delaware corporation, Chiro Group, LLC, a New York limited liability company, Marc Ressler, Angelo Marracino, Jesse Curry and Cleon Easton.	8-K	001-36724	2.1	8/14/2015
10.32	Asset and Franchise Purchase Agreement dated as of December 29, 2015, by and among The Joint Corp., a Delaware corporation, Forte Vita Ventures, Inc., a California corporation, Neil Sinay and Jennifer M. Sinay.	8-K	001-36724	1.1	1/05/2016
10.33	Regional Developer License Purchase Agreement, dated January 1, 2016, among the Company, Christina Ybanez and Mark Elias.	8-K	001-36724	1.1	1/07/2016
10.34	Asset and Franchise Purchase Agreement dated as of April 29, 2016, by and among The Joint Corp., a Delaware corporation, Guthrie Joint Venture NM, LLC, a New Mexico limited liability company and Ronald Guthrie	8-K	001-36724	10.1	5/5/2016
10.35	Asset and Franchise Purchase Agreement dated as of May 6, 2016 by and among The Joint Corp., a Delaware corporation, T&J Chiropractic Management, Inc., a California corporation, Vortex Financial Management, Inc., a California corporation, Anita Davis, Johnny Linderman and Ped Abghari aka Ted Abghari.	8-K	001-36724	10.1	5/12/2016
10.36	Asset Purchase Agreement dated January 6th, 2017, by and between The Joint Corp., a Delaware corporation, Don Daniels, Larry Maddalena and Jody O’Donnell.	10-K	001-36724	99.1	3/10/2017
10.37	Assignment and Assumption Agreement dated February 24, 2017, by and between The Joint Corp., a Delaware corporation, Don Daniels, Larry Maddalena and Jody O’Donnell and Porter Partners, LLC.	10-K	001-36724	99.2	3/10/2017

10.38	Credit and Security Agreement dated as of January 3, 2017, by and between The Joint Corp/, a Delaware corporation, and Tower 7 Partnership LLC, and Ohio limited liability company	8-K	001-36724	10.1	1/9/2017
10.39	Revolving Credit Note, dated January 3, 2017, by The Joint Corp., a Delaware corporation in favor of Tower 7 Partnership LLC	8-K	001-36274	10.2	1/9/2017
10.40	Revolving Credit Note, dated January 3, 2017, by The Joint Corp., a Delaware corporation in favor of Tower 7 Partnership LLC	8-K	001-36274	10.2	1/9/2017
10.41#	Employment Agreement dated November 8, 2016, between The Joint Corp. and John Meloun	8-K	001-36724	10.1	11/10/2016
10.42#	Employment Letter Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018	8-K	001-36724	10.1	11/08/2018
10.43#	Confidentiality, Noncompetition and Nonsolicitation Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018	8-K	001-36724	10.2	11/08/2018
10.44#	Employment Agreement dated April 27, 2016, between The Joint Corp. and Peter Holt	8-K	001-36724	10.1	5/3/2016
10.45#	Amended and Restated Employment Agreement dated January 3, 2017, between The Joint Corp., a Delaware corporation, and Peter Holt	8-K	001-36274	10.3	1/9/2017
10.46#	Employment Letter Agreement between The Joint Corp. and Peter Holt dated December 11, 2018	8-K	001-36724	10.1	12/06/2018
10.47#	Confidentiality, Noncompetition and Nonsolicitation Agreement between The Joint Corp. and Peter Holt dated December 11, 2018	8-K				X
16	Letter from EKS&H to the U.S. Securities and Exchange Commission dated October 4, 2018 regarding change in certifying accountant	8-K	001-36724	16.1	10/04/2018
21	List of subsidiaries of The Joint Corp.	S-1	333-198860	21.1	9/19/2014
23.1	Consent of EKS&H LLLP					X
23.2	Consent of Plante & Moran, PLLC					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document (4)	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)	X

___________________

