Form 10-Q
period 2019-03-31
JOINT Corp
filed 2019-05-15
CIK 1612630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	JYNT	The NASDAQ Capital Market LLC

As of May 3, 2019, the registrant had 13,785,334 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)	(as adjusted)
Current assets:
Cash and cash equivalents	$8,086,426	$8,716,874
Restricted cash	111,065	138,078
Accounts receivable, net	1,078,558	806,350
Income taxes receivable	159	268
Notes receivable - current portion	153,114	149,349
Deferred franchise costs - current portion	644,560	611,047
Prepaid expenses and other current assets	830,571	882,022
Total current assets	10,904,453	11,303,988
Property and equipment, net	4,211,550	3,658,007
Operating lease right-of-use asset	9,977,018	–
Notes receivable, net of current portion and reserve	89,004	128,723
Deferred franchise costs, net of current portion	3,034,372	2,878,163
Intangible assets, net	2,167,522	1,634,060
Goodwill	3,225,145	3,225,145
Deposits and other assets	330,653	599,627
Total assets	$33,939,717	$23,427,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,216,513	$1,253,274
Accrued expenses	152,127	266,322
Co-op funds liability	111,065	104,057
Payroll liabilities	884,006	2,035,658
Notes payable - current portion	1,000,000	1,100,000
Deferred rent - current portion	–	136,550
Operating lease liability - current portion	1,831,056	–
Finance lease liability - current portion	22,507	–
Deferred franchise revenue - current portion	2,521,297	2,370,241
Deferred revenue from company clinics	2,527,032	2,529,497
Other current liabilities	598,276	477,528
Total current liabilities	10,863,879	10,273,127
Notes payable, net of current portion	–	–
Deferred rent, net of current portion	–	721,730
Operating lease liability - net of current portion	9,031,909	–
Finance lease liability - net of current portion	52,812	–
Deferred franchise revenue, net of current portion	11,811,665	11,239,221
Deferred tax liability	79,962	76,672
Other liabilities	27,230	389,362
Total liabilities	31,867,457	22,700,112
Commitments and contingencies
Equity:
The Joint Corp. stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of March 31, 2019 and December 31, 2018	–	–
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,800,004 shares issued and 13,785,334 shares outstanding as of March 31, 2019 and 13,757,200 shares issued and 13,742,530 outstanding as of December 31, 2018	13,800	13,757
Additional paid-in capital	38,581,223	38,189,251
Treasury stock 14,670 shares as of March 31, 2019 and December 31, 2018, at cost	(90,856)	(90,856)
Accumulated deficit	(36,431,807)	(37,384,451)
Total The Joint Corp. stockholders' equity	2,072,360	727,701
Non-controlling Interest	(100)	(100)
Total equity	2,072,260	727,601
Total liabilities and equity	$33,939,717	$23,427,713

Note: The Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements, restated to reflect the consolidation of variable interest entities. See Note 1 of “Notes to Condensed Consolidated Financial Statements” under the heading “Prior Period Financial Statement Correction of Immaterial Error” for more details. The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
		(as adjusted)
Revenues:
Revenues from company-owned or managed clinics	$5,639,076	$4,805,673
Royalty fees	3,026,815	2,273,988
Franchise fees	417,073	348,337
Advertising fund revenue	891,567	659,030
Software fees	365,236	307,475
Regional developer fees	183,858	124,011
Other revenues	155,751	128,450
Total revenues	10,679,376	8,646,964
Cost of revenues:
Franchise cost of revenues	1,117,053	872,768
IT cost of revenues	88,888	99,564
Total cost of revenues	1,205,941	972,332
Selling and marketing expenses	1,505,988	1,102,304
Depreciation and amortization	365,678	387,417
General and administrative expenses	6,552,904	6,268,686
Total selling, general and administrative expenses	8,424,570	7,758,407
Income (loss) from operations	1,048,865	(83,775)

Other income (expense):
Bargain purchase gain	19,298	–
Other income (expense), net	(116,838)	(11,194)
Total other income (expense)	(97,540)	(11,194)

Income (loss) before income tax expense	951,325	(94,969)

Income tax benefit	1,319	63,355

Net income (loss) and comprehensive income (loss)	$952,644	$(31,614)

Less: Net income (loss) attributable to the non-controlling interest	$–	$–

Net income (loss) attributable to The Joint Corp. stockholders	$952,644	$(31,614)

Earnings (loss) per share:
Basic (earnings) loss per share	$0.07	$(0.00)
Diluted (earnings) loss per share	$0.07	$(0.00)

Basic weighted average shares	13,751,196	13,587,837
Diluted weighted average shares	14,256,006	13,587,837

Note: The Condensed Consolidated Statement of Operations is unaudited and has been restated to reflect the consolidation of variable interest entities. See Note 1 of “Notes to Condensed Consolidated Financial Statements” under the heading “Prior Period Financial Statement Correction of Immaterial Error” for more details. The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid In	Treasury Stock		Accumulated	Total The Joint Corp.	Non-controlling
	Shares	Amount	Capital	Shares	Amount	Deficit	stockholders' equity	interest	Total Equity
Balances, December 31, 2017 (as adjusted)	13,600,338	$13,600	$37,229,869	14,084	$(86,045)	$(37,531,145)	$(373,721)	$(100)	$(373,821)
Stock-based compensation expense	–	–	207,641	–	–	–	$207,641	–	$207,641
Exercise of stock options	7,500	7	23,318	–	–	–	$23,325	–	$23,325
Net loss	–	–	–	–	–	(31,614)	$(31,614)	–	$(31,614)
Balances, March 31, 2018 (unaudited), as adjusted	13,607,838	$13,607	$37,460,828	14,084	$(86,045)	$(37,562,759)	$(174,369)	$(100)	$(174,469)

			Additional
	Common Stock		Paid In	Treasury Stock		Accumulated	Total The Joint Corp.	Non-controlling
	Shares	Amount	Capital	Shares	Amount	Deficit	stockholders' equity	interest	Total Equity
Balances, December 31, 2018 (as adjusted)	13,757,200	$13,757	$38,189,251	14,670	$(90,856)	$(37,384,451)	$727,701	$(100)	$727,601
Stock-based compensation expense	–	–	171,771	–	–	–	171,771	–	171,771
Exercise of stock options	42,804	43	220,201	–	–	–	220,244	–	220,244
Net income	–	–	–	–	–	952,644	952,644	–	952,644
Balances, March 31, 2019 (unaudited)	13,800,004	$13,800	$38,581,223	14,670	$(90,856)	$(36,431,807)	$2,072,360	$(100)	$2,072,260

Note: The Condensed Consolidated Statement of Changes in Stockholders’ Equity is unaudited and has been restated to reflect the consolidation of variable interest entities. See Note 1 of “Notes to Condensed Consolidated Financial Statements” under the heading “Prior Period Financial Statement Correction of Immaterial Error” for more details. The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
		(as adjusted)
Cash flows from operating activities:
Net income (loss) including those of non-controlling interest	$952,644	$(31,614)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	365,678	387,417
(Gain) loss on sale of fixed assets	105,193	388
Bargain purchase gain	(19,298)	—
Deferred income taxes	(22,425)	(79,243)
Stock based compensation expense	171,771	207,641
Changes in operating assets and liabilties:
Accounts receivable	(241,850)	84,693
Prepaid expenses and other current assets	51,560	(191,160)
Deferred franchise costs	(189,722)	(133,551)
Deposits and other assets	268,974	17,595
Accounts payable	(276,074)	(133,010)
Accrued expenses	(117,795)	110,853
Payroll liabilities	(1,151,652)	(20,511)
Other liabilities	(206,709)	23,723
Deferred revenue	769,216	(276,324)
Net cash provided by (used in) operating activities	459,511	(33,103)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(30,000)	—
Purchase of property and equipment	(526,027)	(183,734)
Reacquisition and termination of regional developer rights	(681,500)	—
Payments received on notes receivable	35,954	41,391
Net cash used in investing activities	(1,201,573)	(142,343)

Cash flows from financing activities:
Payments of finance lease obligation	(5,285)	—
Proceeds from exercise of stock options	189,886	23,325
Repayments on notes payable	(100,000)	—
Net cash provided by financing activities	84,601	23,325

Decrease in cash	(657,461)	(152,121)
Cash and restricted cash, beginning of period	8,854,952	4,320,040
Cash and restricted cash, end of period	$8,197,491	$4,167,919

During the three months ended March 31, 2019 and 2018, cash paid for income taxes was $55 and $0, respectively. During the three months ended March 31, 2019 and 2018, cash paid for interest was $25,000.

Supplemental disclosure of non-cash activity:

As of March 31, 2019, we had property and equipment purchases of $239,313 and $3,600 included in accounts payable and accrued expenses, respectively. As of December 31, 2018, we had property and equipment purchases of $121,038 and $1,595 included in accounts payable and accrued expenses, respectively.

In connection with our acquisition during the three months ended March 31, 2019, we acquired $9,166 of property and equipment and intangible assets of $62,000, in exchange for $30,000 in cash to the seller.  Additionally, at the time of these transactions, we carried deferred revenue of $3,847, representing franchise fees collected upon the execution of the franchise agreement.  We netted this amount against the purchase price of the acquisition (Note 2).

In connection with our reacquisition and termination of regional developer rights during the three months ended March 31, 2019, we had deferred revenue of $44,334 representing license fees collected upon the execution of the regional developer agreements.  We netted these amounts against the aggregate purchase price of the acquisitions (Note 8)

As of March 31, 2019, we had $30,358 of proceeds from the exercise of stock options included in accounts receivable.

Note: The Condensed Consolidated Statements of Cash Flows is unaudited and has been restated to reflect the consolidation of variable interest entities. See Note 1 of “Notes to Condensed Consolidated Financial Statements” under the heading “Prior Period Financial Statement Correction of Immaterial Error” for more details. The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”) and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary consolidated financial statements and the notes thereto as set forth in The Joint Corp.’s Form 10-K, which included all disclosures required by generally accepted accounting principles (“GAAP”) and the “prior period financial statement correction of immaterial error” note below. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position on a consolidated basis and the consolidated results of operations, equity and cash flows for the interim periods presented. The results of operations for the periods ended March 31, 2019 and 2018 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended March 31, 2019 and 2018 is unaudited.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other (expenses) income that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue and accounting for leases, see Note 3, Revenue Disclosures and Note 13, Commitments and Contingencies, respectively.

Prior Period Financial Statement Correction of Immaterial Error

Certain states, in which the Company manages clinics, regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. The PCs are variable interest entities (“VIEs”). During the first quarter of 2019, the Company reassessed the governance structure and operating procedures of the PCs and determined that the Company has the power to control certain significant non-clinical activities of the PCs, as defined by Accounting Standards Codification 810 (“ASC 810”), Consolidations. Therefore, the Company is the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. Prior to 2019, the Company did not consolidate the PCs. The Company has concluded the previous accounting policy to not consolidate the PCs was an immaterial error and has determined that the PCs should be consolidated. The adjustments will result in an increase to revenues from company clinics and a corresponding increase to general and administrative expenses. This will have no impact on net income (loss), except when the PC has sold treatment packages and wellness plans. Revenue from these treatment packages and wellness plans will now be deferred and will be recognized when patients use their visits. The Company has corrected this immaterial error by restating the 2018 condensed consolidated financial statements and related notes included herein.

The immaterial impacts of this error correction in the three months ended March 31, 2018 and the fiscal year ended December 31, 2018 are as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2018	Adjustments Due To VIE Consolidation	Three Months Ended March 31, 2018
	(as reported)		(as adjusted)
Revenues:
Revenues from company-owned or managed clinics	$3,256,624	1,549,049	$4,805,673
Total revenues	7,097,915	1,549,049	8,646,964
General and administrative expenses	5,074,927	1,193,759	6,268,686
Total selling, general and administrative expenses	6,564,648	1,193,759	7,758,407
Loss from operations	(439,065)	355,290	(83,775)

Other (expense) income, net	(11,194)	–	(11,194)
Loss before income tax benefit (expense)	(450,259)	355,290	(94,969)

Net loss and comprehensive loss	$(386,904)	355,290	$(31,614)

Loss per share:
Basic and diluted loss per share	$(0.03)	0.03	$(0.00)

Basic and diluted weighted average shares	13,587,837	–	13,587,837

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Year Ended December 31, 2018	Adjustments Due To VIE Consolidation	Year Ended December 31, 2018
	(as reported)		(as adjusted)
Revenues:
Revenues from company-owned or managed clinics	$14,672,865	4,872,411	$19,545,276
Total revenues	31,789,249	4,872,411	36,661,660
General and administrative expenses	20,304,132	4,933,989	25,238,121
Total selling, general and administrative expenses	26,679,927	4,933,989	31,613,916
Income from operations	205,113	(61,578)	143,535

Other (expense) income, net	10,241	(44,808)	(34,567)
Income before income tax benefit (expense)	215,354	(106,386)	108,968

Net income and comprehensive income	$253,083	(106,386)	$146,696

Earnings (loss) per share:
Basic earnings (loss) per share	$0.02	(0.01)	$0.01
Diluted earnings (loss) per share	$0.02	(0.01)	$0.01

Basic weighted average shares	13,669,107	–	13,669,107
Diluted weighted average shares	14,031,717	–	14,031,717

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2018	Adjustments Due To VIE Consolidation	December 31, 2018
ASSETS	(as reported)		(as adjusted)
Current assets:
Accounts receivable, net	1,213,707	(407,357)	806,350
Total current assets	11,711,345	(407,357)	11,303,988
Goodwill	2,916,426	308,719	3,225,145
Total assets	$23,526,352	$(98,639)	$23,427,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred revenue from company clinics	994,493	1,535,004	2,529,497
Total current liabilities	8,738,123	1,535,004	10,273,127
Total liabilities	21,165,108	1,535,004	22,700,112
Commitments and contingencies
Equity:
The Joint Corp. stockholders' equity:
Accumulated deficit	(35,750,908)	(1,633,543)	(37,384,451)
Total The Joint Corp. stockholders' equity	2,361,244	(1,633,543)	727,701
Non-controlling Interest	–	(100)	(100)
Total equity	2,361,244	(1,633,643)	727,601
Total liabilities and equity	$23,526,352	$(98,639)	$23,427,713

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of The Joint Corp. and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented. The Company consolidates its interest in PCs, in accordance with ASC 810, Consolidation. PCs’ interests in the consolidated entities are reported as non-controlling interests.

All significant intercompany accounts and transactions between The Joint Corp. and its subsidiary have been eliminated in consolidation. All variable interest entity eliminations have been attributable to the Company. Certain balances were reclassified from regional developer fees to other revenues, for the three months ended March 31, 2018 to conform to the current year presentation.

Comprehensive Income (Loss)

Net income (loss) and comprehensive income (loss) are the same for the three months ended March 31, 2019 and 2018.

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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Franchised clinics:	2019	2018
Clinics open at beginning of period	394	352
Opened or Purchased during the period	12	7
Acquired or sold during the period	(1)	-
Closed during the period	(1)	-
Clinics in operation at the end of the period	404	359

	Three Months Ended March 31,
Company-owned or managed clinics:	2019	2018
Clinics open at beginning of period	48	47
Opened during the period	2	-
Acquired during the period	1	-
Closed or Sold during the period	(1)	-
Clinics in operation at the end of the period	50	47

Total clinics in operation at the end of the period	454	406

Clinic licenses sold but not yet developed	145	114
Executed letters of intent for future clinic licenses	27	8

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

Certain states, in which the Company manages clinics, regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. Such PCs are VIEs, as fees paid by the PC to the Company as its management service provider are considered variable interests because they are liabilities on the PC’s books and the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. In these states, the Company has entered into management services agreements with PCs under which the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. During the first quarter of 2019, the Company reassessed the governance structure and operating procedures of the PCs and determined that the Company has the power to control certain significant non-clinical activities of the PCs, as defined by Accounting Standards Codification 810 (“ASC 810”), Consolidations. Therefore, the Company is the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. The carrying amount of VIE assets and liabilities are immaterial as of March 31, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of March 31, 2019 and December 31, 2018.

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

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees and royalty fees. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2019, and December 31, 2018, the Company had an allowance for doubtful accounts of $0.

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

Leases

The Company adopted ASC 842 on January 1, 2019 which requires lessees to recognize a right-of-use ("ROU") asset and lease liability for all leases. The Company elected the package of transition practical expedients for existing contracts, which allowed us to carry forward our historical assessments of whether contracts are or contain leases, lease classification and determination of initial direct costs.

The Company leases property and equipment under finance and operating leases. The Company leases its corporate office space and the space for each of the company-owned or managed clinic in the portfolio. Determining the lease term and amount of lease payments to include in the calculation of the ROU asset and lease liability for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain, and if the optional period and payments should be included in the calculation of the associated ROU asset and liability. In making this determination, all relevant economic factors are considered that would compel us to exercise or not exercise an option. When available, the Company uses the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. In such cases, the Company estimates its incremental borrowing rate as the interest rate it could borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease, and in a similar economic environment. The Company estimates these rates using available evidence such as rates imposed by third-party lenders to the Company in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to the Company’s estimated creditworthiness.

For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. Lease expense incurred before a clinic opens is recorded in pre-opening costs. Once a clinic opens, we record the straight-line lease expense and any contingent rent, if applicable, in general and administrative expenses on the condensed consolidated statements of operations. Many of the Company’s leases also require it to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in general and administrative expenses on the condensed consolidated statements of operations.

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

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its, carrying value. No impairments of goodwill were recorded for the three months ended March 31, 2019 and 2018.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments of long-lived assets were recorded for the three months ended March 31, 2019 and 2018.

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

Revenues from Company-Owned or Managed Clinics.  The Company earns revenues from clinics that it owns and operates or manages throughout the United States.  In those states where the Company owns and operates or manages the clinic, revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing.  Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed.  The Company recognizes a contract liability (or a deferred revenue liability) related to the prepaid treatment plans for which the Company has an ongoing performance obligation. The Company recognizes this contract liability, and recognizes revenue, as the patient consumes his or her visits related to the package and the Company transfers its services. Based on a historical lag analysis, the Company concluded that any remaining contract liability that exists after 24 months from transaction date will be deemed breakage, and only at that point when the likelihood of the patient exercising his or her remaining rights becomes remote will the Company recognize any breakage revenue.

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

The Company entered into one regional developer agreement for the three months ended March 31, 2019 for which it received approximately $290,000 which was deferred as of the transaction date and will be recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. Certain of these regional developer agreements resulted in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is being recognized over the remaining life of the respective franchise agreements.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $439,436 and $410,637 for the three months ended March 31, 2019 and 2018, respectively.

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the condensed consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of March 31, 2019 and December 31, 2018. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.

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

	Three Months Ended March 31,
	2019	2018
		(as adjusted)
Net Income (loss)	$952,644	$(31,614)

Weighted average common shares outstanding - basic	13,751,196	13,587,837
Effect of dilutive securities:
Unvested restricted stock and stock options	504,810	-
Weighted average common shares outstanding - diluted	14,256,006	13,587,837

Basic earnings (loss) per share	$0.07	$(0.00)
Diluted earnings (loss) per share	$0.07	$(0.00)

Anti-Dilutive shares:

	Three Months Ended March 31,
	2019	2018
Unvested restricted stock	31,247	63,700
Stock options	533,039	1,053,811
Warrants	-	90,000

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for doubtful accounts, share-based compensation arrangements, fair value of stock options, useful lives and realizability of long-lived assets, classification of deferred revenue and revenue recognition related to breakage, classification of deferred franchise costs, lease exit liabilities, realizability of deferred tax assets, impairment of goodwill and intangible assets and purchase price allocations.

Recent Accounting Pronouncements

Accounting Standards Adopted Effective January 1, 2019

On January 1, 2019, the Company adopted the guidance of Accounting Standards Codification 842 – Leases (“ASC 842), which requires lessees to recognize a right-of-use asset and lease liability on their balance sheet for all leases with terms beyond twelve months. The new standard also requires enhanced disclosures that provide more transparency and information to financial statement users about lease portfolios. Effective January 1, 2019, the Company adopted the requirements of ASC 842 using the modified retrospective approach using the optional transition method and elected to apply the provisions of the standard as of the adoption date rather than the earliest date presented. The consolidated financial statements for the period ended March 31, 2019 are presented under the new standard, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard.

During the process of adoption, the Company made the following elections:

•	The Company elected the package of practical expedients which allowed the Company to not reassess:
•	Whether existing or expired contracts contain leases under the new definition of a lease;
•	Lease classification for existing or expired leases; and
•	Initial direct costs for any expired or existing leases to determine if they would qualify for capitalization under ASC 842.
•	The Company did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets.
•	The Company did not elect the land easement practical expedient, which permits an entity to continue applying its current policy for accounting for land easements that existed as of, or expired before, the effective date of Topic 842.
•	The Company elected to make the accounting policy election for short-term leases, permitting the Company to not apply the recognition requirements of this standard to short-term leases with terms of 12 months or less.

The adoption of the guidance does not materially impact the Company’s results of operations other than recognition of the operating lease right-of-use asset and lease liability. See Note 13 for additional disclosures required by ASC 842.

The Company reviewed other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements upon future adoption.

Note 2: Acquisition

On March 18, 2019, the Company entered into an Asset and Franchise Purchase Agreement under which (i) the Company repurchased from the seller one operating franchise in West Covina, California and (ii) the parties agreed to terminate a second franchise agreement for an operating franchise. The Company intends to operate the remaining franchise as a company-managed clinic. The total purchase price for the transaction was $30,000, less $3,847 of deferred revenue resulting in total purchase consideration of $26,153.

Purchase Price Allocation

The following summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed during 2019 as of the acquisition date:

Property and equipment	$9,166
Intangible assets	62,000
Total assets acquired	71,166
Deferred revenue	(25,715)
Bargain purchase gain	(19,298)
Net purchase price	$26,153

Intangible assets in the table above consist of reacquired franchise rights of $30,000 amortized over an estimated useful life of three years and customer relationships of $32,000 amortized over an estimated useful life of two years.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three months ended March 31, 2019 and 2018 as if the acquisition in 2019 had been completed on January 1, 2018.

	Pro Forma for the Three Months Ended
	March 31, 2019	March 31, 2018
Revenues, net	$10,725,000	$8,753,702
Net income (loss)	$934,418	$(97,764)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition had been completed on that date. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2018 and 2019 prior to the acquisition is included based on prior accounting records maintained by the acquired company. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisition. For 2018, this information includes actual data recorded in the Company’s financial statements for the period subsequent to the date of the acquisition. The Company’s condensed consolidated statement of operations for the three months ended March 31, 2019 includes net revenue and net loss of approximately $3,000 and $5,000, respectively, attributable to the acquisition.

The pro forma amounts included in the table above reflect the application of accounting policies and adjustment of the results of the clinics to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from January 1, 2018.

Note 3: Revenue Disclosures

Company-owned or Managed Clinics

The Company earns revenues from clinics that it owns and operates or manages throughout the United States.  Revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing.  Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed or in accordance with the Company’s breakage policy as discussed in Note 1, Revenue Recognition.

Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees

The Company currently franchises its concept across 33 states. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.

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

Disaggregation of Revenue

The Company believes that the captions contained on the condensed consolidated statements of operations appropriately reflect the disaggregation of its revenue by major type for the three months ended March 31, 2019 and 2018.

Rollforward of Contract Liabilities and Contract Assets

Changes in the Company's contract liability for deferred franchise and regional development fees during the three months ended March 31, 2019 were as follows (in thousands):

Deferred Revenue short and long-term
Balance at December 31, 2018	$13,609
Recognized as revenue during the three months ended March 31, 2019	(601)
Fees received and deferred during the three months ended March 31, 2019	1,325
Balance at March 31, 2019	$14,333

Changes in the Company's contract assets for deferred franchise costs during the three months ended March 31, 2019 are as follows (in thousands):

Deferred Franchise Costs short and long-term
Balance at December 31, 2018	$3,489
Recognized as cost of revenue during the three months ended March 31, 2019	(155)
Costs incurred and deferred during the three months ended March 31, 2019	345
Balance at March 31, 2019	$3,679

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2019 (in thousands):

Contract liabilities expected to be recognized in	Amount
2019 (remainder)	$1,894
2020	2,517
2021	2,392
2022	1,969
2023	1,494
Thereafter	4,067
Total	$14,333

Note 4. Restricted Cash

The table below reconciles the cash and cash equivalents balance and restricted cash balances from The Company’s condensed consolidated balance sheet to the amount of cash reported on the condensed consolidated statement of cash flows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$8,086,426	$8,716,874
Restricted cash	111,065	138,078
Total cash, cash equivalents and restricted cash	$8,197,491	$8,854,952

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

The net outstanding balances of the notes as of March 31, 2019 and December 31, 2018 were $242,118 and $278,072, respectively. Maturities of notes receivable as of March 31, 2019 are as follows:

2019 (remaining)	$113,395
2020	128,723
Total	$242,118

Note 6: Property and Equipment

Property and equipment consist of the following:

	March 31, 2019	December 31, 2018

Office and computer equipment	$1,308,925	$1,243,104
Leasehold improvements	5,570,288	5,407,915
Software developed	1,145,536	1,145,742
Other	80,604	–
	8,105,353	7,796,761
Accumulated depreciation and amortization	(5,043,512)	(4,909,002)
	3,061,841	2,887,759
Construction in progress	1,149,709	770,248
	$4,211,550	$3,658,007

Depreciation expense was $193,805 and $264,353 for the three months ended March 31, 2019 and 2018, respectively.

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

As of March 31, 2019, and December 31, 2018, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.

The intangible assets resulting from the acquisition (reference Note 2) were recorded at fair value on a non-recurring basis and are considered Level 3 within the fair value hierarchy.

Note 8: Intangible Assets

On February 4, 2019, the Company entered into an agreement under which it repurchased the right to develop franchises in various counties in South Carolina and Georgia. The total consideration for the transaction was $681,500. The Company carried a deferred revenue balance associated with these transactions of $44,334, representing license fees collected upon the execution of the regional developer agreements.  The Company accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price.

Intangible assets consist of the following:

	As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,788,000	$988,265	$799,735
Customer relationships	777,000	722,997	54,003
Reacquired development rights	2,050,482	736,698	1,313,784
	$4,615,482	$2,447,960	$2,167,522

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Reacquired franchise rights	$1,758,000	$921,138	$836,862
Customer relationships	745,000	717,498	27,502
Reacquired development rights	1,413,316	643,620	769,696
	$3,916,316	$2,282,256	$1,634,060

Amortization expense was $171,873 and $123,064 for the three months ended March 31, 2019 and 2018, respectively.

Estimated amortization expense for 2019 and subsequent years is as follows:

2019 (remainder)	$570,435
2020	741,202
2021	657,152
2022	186,520
2023	12,213
Thereafter	-
Total	$2,167,522

Note 9: Debt

Notes Payable

During 2016, the Company issued two notes payable totaling $186,000 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates for both notes were 4.25% with maturities through May 2017. There was one outstanding note with a balance of $100,000 which was paid in February 2019.

Credit and Security Agreement

On January 3, 2017, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) and signed a revolving credit note payable to the lender. Under the Credit Agreement, the Company is able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans is at a rate equal to 10% per annum, provided that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest is due and payable on the last day of each fiscal quarter in an amount determined by the Company, but not less than $25,000. The Credit Agreement terminates in December 2019, unless sooner terminated in accordance with the provisions of the Credit Agreement. The Credit Agreement is collateralized by the assets in the Company’s company-owned or managed clinics. The Company is using the credit facility for general working capital needs. As of March 31, 2019, the Company had drawn $1,000,000 of the $5,000,000 available under the Credit Agreement.

Note 10: Equity

Stock Options

In the three months ended March 31, 2019, the Company granted 62,944 stock options to employees with an exercise price of $12.02.

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

The Company has computed the fair value of all options granted during the three months ended March 31, 2019 and 2018, using the following assumptions:

	Three Months Ended March 31,
	2019	2018
Expected volatility	35%	42%	-	43%
Expected dividends	None		None
Expected term (years)	7%		7
Risk-free rate	2.61%	2.53%	to	2.63%
Forfeiture rate	20%		20%

The information below summarizes the stock options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2017	1,003,916	$4.18	$1.87	8.1
Granted at market price	145,792	7.00
Exercised	(95,162)	3.48
Cancelled	(67,855)	3.37
Outstanding at December 31, 2018	986,691	$4.72	$2.09	6.8
Granted at market price	62,944	12.02
Exercised	(42,804)	5.15
Cancelled	-	-
Outstanding at March 31, 2019	1,006,831	$5.16	$2.25	6.5
Exercisable at March 31, 2019	522,488	$4.67	$2.04	6.5

The intrinsic value of the Company’s stock options outstanding was $10,659,380 at March 31, 2019.

For the three months ended March 31, 2019 and 2018, stock-based compensation expense for stock options was $96,804 and $139,172, respectively.  Unrecognized stock-based compensation expense for stock options as of March 31, 2019 was $1,020,834, which is expected to be recognized ratably over the next 3.0 years.

Restricted Stock

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Outstanding at December 31, 2018	51,134
Awards granted	11,131
Awards vested	-
Awards forfeited	-
Outstanding at March 31, 2019	62,265

For the three months ended March 31, 2019 and 2018, stock-based compensation expense for restricted stock was $74,967 and $68,469, respectively. Unrecognized stock-based compensation expense for restricted stock awards as of March 31, 2019 was $308,413, which is expected to be recognized ratably over the next 3.1 years.

Note 11: Income Taxes

During the three months ended March 31, 2019 and 2018, the Company recorded income tax expense (benefit) of approximately ($1,000) and ($63,000), respectively, due to a valuation allowance on the Company's deferred tax assets, and the impact of certain permanent differences on taxable income.

Note 12: Related Party Transactions

The Company entered into a legal agreement with a certain common stockholder related to services performed for the operations and transaction related activities of the Company. Amounts paid to or for the benefit of this stockholder was approximately $83,000 and $48,000 for the three months ended March 31, 2019 and 2018, respectively.

Note 13: Commitments and Contingencies

Leases

The table below summarizes the components of lease expense for the three months ended March 31, 2019:

Three Months Ended March 31, 2019

Finance lease costs:
Amortization of assets	$6,169
Interest on lease liabilities	1,911
Total finance lease costs	8,080
Operating lease costs	$697,755
Total lease costs	$705,835

Supplemental information and balance sheet location related to leases is as follows:

March 31, 2019

Operating Leases:
Operating lease right-of -use asset	$9,977,018

Current maturities of operating leases	$1,831,056
Non-current operating leases	9,031,909
Total operating lease liabilities	$10,862,965

Finance Leases:
Property and equipment, at cost	$80,604
Less accumulated amortization	(6,169)
Property and equipment, net	$74,435

Current maturities of finance leases	$22,507
Long-term debt and finance leases	52,812
Total finance lease libililities	$75,319

Weighted average remaining lease term (in years):
Operating leases	5.73
Finance lease	3.02

Weighted average discount rate:
Operating leases	9.38%
Finance leases	10.00%

Supplemental cash flow information related to leases is as follows:

Three Months Ended March 31, 2019

Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$735,426
Operating cash flows from finance leases	1,911
Financing cash flows from finance leases	5,285

ROU assets obtained in exchange for lease liabilities
Operating lease	$-
Finance lease	80,604

Maturities of undiscounted lease liabilities as of March 31, 2019 are as follows:

	Operating Leases	Finance Lease
2019 (remainder)	$2,065,779	$21,590
2020	2,557,295	28,786
2021	2,455,323	28,786
2022	2,363,234	7,676
2023	1,683,255	-
Thereafter	2,905,580	-
Total lease payments	$14,030,466	$86,838
Less: Imputed interest	(3,167,501)	(11,519)
Total lease obligations	10,862,965	75,319
Less: Current obligations	(1,831,056)	(22,507)
Long-term lease obligation	$9,031,909	$52,812

Future minimum annual lease payments under operating leases in accordance with ASC 840 as of December 31, 2018:

Operating Leases
2019	$2,630,443
2020	2,406,645
2021	2,299,887
2022	2,195,077
2023	1,474,396
Thereafter	2,772,575
Total lease payments	$13,779,023

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

The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of March 31, 2019, the Company operated or managed 50 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of March 31, 2019, the franchise system consisted of 404 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for the Company’s two operating business segments (in thousands).

	Three Months Ended March 31,
	2019	2018
		(as adjusted)
Revenues:
Corporate clinics	$5,639	$4,805
Franchise operations	5,040	3,841
Total revenues	$10,679	$8,646

Segment operating (loss) income:
Corporate clinics	$946	$466
Franchise operations	2,389	1,815
Total segment operating income	$3,335	$2,281

Depreciation and amortization:
Corporate clinics	$313	$303
Franchise operations	–	–
Corporate administration	53	84
Total depreciation and amortization	$366	$387

Reconciliation of total segment operating income (loss) to consolidated earnings (loss) before income taxes (in thousands):
Total segment operating (loss) income	$3,335	$2,281
Unallocated corporate	(2,286)	(2,365)
Consolidated income (loss) from operations	1,049	(84)
Bargain purchase gain	19	–
Other (expense) income, net	(117)	(11)
Income (loss) before income tax expense	$951	$(95)

	March 31, 2019	December 31, 2018
Segment assets:		(as adjusted)
Corporate clinics	$18,278	$8,827
Franchise operations	4,646	4,455
Total segment assets	$22,924	$13,283

Unallocated cash and cash equivalents and restricted cash	$8,197	$8,855
Unallocated property and equipment	1,874	487
Other unallocated assets	945	803
Total assets	$33,940	$23,428

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A of this Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risks and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A of this Form 10-Q that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

Key Clinic Development Trends.   As of March 31, 2019, we and our franchisees operated 454 clinics, of which 404 were operated by franchisees and 50 were operated as company-owned or managed clinics. Of the 50 company-owned or managed clinics, 18 were constructed and developed by us, and 32 were acquired from franchisees.

Our current strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy, and reinitiate our efforts to expand our corporate clinic portfolio within clustered locations in a deliberate and measured manner. The number of franchise licenses sold for the year ended December 31, 2018 increased to 99 licenses, up from 37 and 22 licenses for the years ended December 31, 2017 and 2016, respectively. We ended the first quarter of 2019 with 21 regional developers who were responsible for 100% of the 30 licenses sold during the period. The growth reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.

In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics and opening of greenfield units. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. As of March 31, 2019, we opened two greenfield units, executed two leases for future greenfield clinic locations, and had nine additional letters-of-intent in place for further greenfield expansion.

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

Significant Events and/or Recent Developments

We continue to deliver on our strategic initiatives and to progress toward sustained profitability. For the three months ended March 31, 2019 we saw:

i)         Gross sales for all clinics open for any amount of time grew 32% to $48.9 million dollars.

ii)        System-wide Comp Sales – or “same store” retail sales of clinics that have been open for at least 13 full months – for all clinics open 13 months or more – increased 25%.

iii)       System-wide Comp Sales for mature clinics open 48 months or more increased 18%.

iv)       We opened 12 new franchised clinics and two company-owned or managed greenfields for a total of 14 units.

We saw over 434,000 new patients in 2018, an increase of 25% from our new patient count the year before, with approximately 26% of those new patients having never been to a chiropractor before. We are not only increasing our percentage of market share but expanding the chiropractic market. These factors, along with continued leverage of our operating expenses, drove improvement in our bottom line.

On March 4, 2019, we entered into a regional developer agreement for a number of counties in the states of Virginia, Pennsylvania and West Virginia for $290,000. The development schedule requires a minimum of 40 clinics open over a ten-year period.

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

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2019 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018, except as outlined in Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report as it relates to revenue recognition under ASC 606 and leases under ASC 842.

Results of Operations

The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.

Prior Period Financial Statement Correction of Immaterial Error

Certain states, in which the Company manages clinics, regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. The PCs are variable interest entities (“VIEs”). During the first quarter of 2019, the Company reassessed the governance structure and operating procedures of the PCs and determined that the Company has the power to control certain significant non-clinical activities of the PCs, as defined by Accounting Standards Codification 810 (“ASC 810”), Consolidations. Therefore, the Company is the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. Prior to 2019, the Company did not consolidate the PCs. The Company has concluded the previous accounting policy to not consolidate the PCs was an immaterial error and has determined that the PCs should be consolidated. The adjustments will result in an increase to revenues from company clinics and a corresponding increase to general and administrative expenses. This will have no impact on net income (loss), except when the PC has sold treatment packages and wellness plans. Revenue from these treatment packages and wellness plans will now be deferred and will be recognized when patients use their visits. The Company has corrected these immaterial errors by restating the 2018 condensed consolidated financial statements as presented below.

Total Revenues – Three Months Ended March 31, 2019

Components of revenues for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, were as follows:

	Three Months Ended March 31,
	2019	2018	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues from company-owned or managed clinics	$5,639,076	$4,805,673	$833,403	17.3%
Royalty fees	3,026,815	2,273,988	752,827	33.1%
Franchise fees	417,073	348,337	68,736	19.7%
Advertising fund revenue	891,567	659,030	232,537	35.3%
Software fees	365,236	307,475	57,761	18.8%
Regional developer fees	183,858	124,011	59,847	48.3%
Other revenues	155,751	128,450	27,301	21.3%

Total revenues	$10,679,376	$8,646,964	$2,032,412	23.5%

The reasons for the significant changes in our components of total revenues were as follows:

Consolidated Results

•	Total revenues increased by $2.0 million, primarily due to the continued revenue growth of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth.

Franchise Operations

•	Royalty fees increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of March 31, 2019, and 2018, there were 404 and 359 franchised clinics in operation, respectively.

•	Franchise fees increased due to an increase in franchise agreements executed.

•	Regional developer fees increased due to the sale of additional regional developer territories and the related revenue recognition over the life of the regional developer agreement.

•	Software fees revenue increased due to an increase in our franchise clinic base as described above.

Cost of Revenues

Cost of Revenues	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$1,205,941	$972,332	$233,609	24.0%

For the three months ended March 31, 2019, as compared with the three months ended March 31, 2018, the total cost of revenues increased due to an increase in regional developer royalties of $0.2 million triggered by an increase in franchise royalty revenues of approximately 33%.

Selling and Marketing Expenses

Selling and Marketing Expenses	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$1,505,988	$1,102,304	$403,684	36.6%

Selling and marketing expenses increased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, driven by an increase in local marketing expenditures by the company-owned or managed clinics.

Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$365,678	$387,417	$(21,739)	(5.6)%

Depreciation and amortization expenses decreased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to assets reaching the end of their estimated depreciable lives during the period.

General and Administrative Expenses

General and Administrative Expenses	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$6,552,904	$6,268,686	$284,218	4.5%

General and administrative expenses increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in payroll and related expense of $0.2 million due to the inclusion of the VIEs and an increase in facilities and credit card processing fees of $0.1 million due to continued clinic count and revenue growth.

Profit (Loss) from Operations - Three Months Ended March 31, 2019

Profit (Loss) from Operations	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$1,048,865	$(83,775)	$1,132,640	1352.0%

Consolidated Results

Consolidated profit (loss) from operations increased by $1.1 million for the period ended March 31, 2019 compared to the period ended March 31, 2018, primarily driven by the $0.5 million increase in operating income in the corporate clinics segment discussed below combined with an improvement in operating income of $0.6 million in franchised operations discussed below.

Corporate Clinics

Our corporate clinics segment (i.e., company-owned or managed clinics) had net income from operations of $0.9 million for the period ended March 31, 2019, an increase of $0.5 million compared to income from operations of $0.4 million for the same period last year. The increase was primarily due to:

•	An increase in revenues of approximately $0.9 million from company-owned or managed clinics; partially offset by

•	A $0.4 million increase in depreciation, general and administrative and marketing expenses in the three months ended March 31, 2019 primarily driven by an increase in payroll related expenses.

Franchise Operations

Our franchise operations segment had net income from operations of $2.4 million for the three months ended March 31, 2019, an increase of $0.6 million, compared to net income from operations of $1.8 million for the same period ended March 31, 2018. This increase was primarily due to:

•	An increase of approximately $1.0 million in total royalty revenues (net of advertising fund contributions); offset by

•	An increase of approximately $0.4 million in selling and marketing expenses primarily due to the increase in franchised clinics in operation.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2019, we had cash and short-term bank deposits of approximately $8.1 million. We provided $459,511 of cash flow from operating activities in the three months ended March 31, 2019. We will continue to preserve cash, and while we have resumed the acquisition and development of company-owned or managed clinics, we intend to progress at a measured pace and target geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertisement and marketing and attain general corporate and administrative operating efficiencies.

In January 2017, we executed a Credit and Security Agreement which provided a credit facility up to $5.0 million. We have drawn $1.0 million under the credit facility. See Note 9 to our condensed consolidated financial statements included in this report for additional discussion of the credit facility.

In addition to approximately $8.1 million of unrestricted cash on hand as of March 31, 2019, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from debt financings or equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, debt financings or equity issuances, or proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including debt financings, equity issuances, purchases and sales of assets, and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

Analysis of Cash Flows

Net cash provided by (used in) operating activities increased by $492,614 to $459,511 for the three months ended March 31, 2019 compared to ($33,103) for the three months ended March 31, 2018. The change was attributable primarily to decreased expenses and continued profitability of our company-owned or managed clinics.

Net cash used in investing activities was $1,201,573 and $142,343 for the three months ended March 31, 2019 and 2018, respectively.  For the three months ended March 31, 2019 this included an acquisition of $30,000, purchases of property and equipment of $526,027 and reacquisition and termination of regional developer rights of $681,500 offset by payments received on notes receivable of $35,954. For the three months ended March 31, 2018, this included purchases of property and equipment of $183,734, offset by payments on notes receivable of $41,391.

Net cash provided by financing activities was $84,601 and $23,325 for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, this included proceeds from the exercise of stock options of $189,886 offset by repayments on notes payable of $100,000 and payments of finance lease obligation of $5,285. For the three months ended March 31, 2018, this included proceeds from exercise of stock options.

Recent Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our management concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the first quarter of 2019, we implemented new controls in connection with our adoption of the Accounting Standards Updates related to Topic 842, Leases. No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is party to litigation from time to time.

ITEM 1A. RISK FACTORS

We documented our risk factors in Item 1A of Part I of our Form 10-K for the year ended December 31, 2018. Other than changes to the risk factors identified below, which should be read in conjunction with the risk factors as they appear in such Form 10-K, there have been no material changes to our risk factors since the filing of that report.

The disclosures in the risk factor under the heading “Our management services agreements, according to which we provide non-clinical services to affiliated PCs, could be challenged by a state or chiropractor under laws regulating the practice of chiropractic, and some state chiropractic boards have made inquiries concerning our business model” have been updated below with regard to Arkansas and North Carolina:

In February 2019, a bill was introduced in the Arkansas state legislature to prohibit the ownership and management of a chiropractic corporation by a non-chiropractor. The bill was drafted by the Arkansas State Board of Chiropractic Examiners. This bill has since been withdrawn. While the prohibition might not have been applicable to our business model in Arkansas, depending upon how the language of the bill was interpreted, it could have posed a threat to that model if passed. We have no assurance that another bill posing a similar or greater threat to our business model will not be introduced in the future. Previously, in 2015, the Arkansas Board had questioned whether our business model might violate Arkansas law in its response to an inquiry we made on behalf of one of our franchisees. While the Arkansas Board did not thereafter pursue the matter of a possible violation, it might choose to do so at any time in the future.

In February 2019, the North Carolina Board of Chiropractic Examiners delivered notices alleging certain violations to approximately fifteen chiropractors working for clinics in North Carolina for which our franchisees provide management services. We retained legal counsel in this matter, and a preliminary hearing was conducted on February 21, 2019. The North Carolina Board issued its findings to each of the individual chiropractors, which generally included an overall finding that probable cause existed to show that the chiropractors violated one or more of the North Carolina Board’s rules. The findings each also proposed an Informal Settlement Agreement in lieu of proceeding to a full hearing before the North Carolina Board. On April 22, 2019, each of the chiropractors, through their attorneys, delivered to the North Carolina Board notices refuting the North Carolina Board’s findings and seeking revisions to the Settlement Agreement. The North Carolina Board has yet to reply to the notices.  While the allegations consist primarily of quality of care and advertising issues, it is possible that the actions of the North Carolina Board arise out of concerns related to our business model, and if so, we have no assurance that the North Carolina Board will not pursue other claims against the chiropractors.

The disclosures in the risk factor under the heading “State regulations on corporate practice of chiropractic” have been updated below with regard to Arkansas:

In February 2019, a bill was introduced in the Arkansas state legislature prohibiting the ownership and management of a chiropractic corporation by a non-chiropractor. This bill has since been withdrawn. While it is questionable whether the prohibition would have been applicable to our business model in Arkansas, the bill could have been interpreted to challenge that model if it had passed in its proposed form. We have no assurance that another bill posing a similar or greater challenge to our business model will not be introduced in the future.

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

THE JOINT CORP.

Dated: May 15, 2019	By:	/s/ Peter D. Holt
Peter D. Holt
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2019	By:	/s/ Jake Singleton
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