Form 10-Q
period 2019-06-30
JOINT Corp
filed 2019-08-09
CIK 1612630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

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

As of August 6, 2019, the registrant had 13,844,072 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS		(as adjusted)
Current assets:
Cash and cash equivalents	$9,485,212	$8,716,874
Restricted cash	129,220	138,078
Accounts receivable, net	1,033,479	806,350
Notes receivable - current portion	163,573	149,349
Deferred franchise costs - current portion	710,796	611,047
Prepaid expenses and other current assets	887,676	882,290
Total current assets	12,409,956	11,303,988
Property and equipment, net	4,963,037	3,658,007
Operating lease right-of-use asset	10,030,737	-
Notes receivable, net of current portion and reserve	41,683	128,723
Deferred franchise costs, net of current portion	3,485,644	2,878,163
Intangible assets, net	1,975,835	1,634,060
Goodwill	3,225,145	3,225,145
Deposits and other assets	337,379	599,627
Total assets	$36,469,416	$23,427,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,199,341	$1,253,274
Accrued expenses	178,949	266,322
Co-op funds liability	129,220	104,057
Payroll liabilities	1,602,916	2,035,658
Notes payable - current portion	1,000,000	1,100,000
Deferred rent - current portion	-	136,550
Operating lease liability - current portion	1,827,233	-
Finance lease liability - current portion	23,075	-
Deferred franchise and regional developer fee revenue - current portion	2,697,669	2,370,241
Deferred revenue from company clinics	2,677,782	2,529,497
Other current liabilities	540,279	477,528
Total current liabilities	11,876,464	10,273,127
Deferred rent, net of current portion	-	721,730
Operating lease liability - net of current portion	9,049,948	-
Finance lease liability - net of current portion	46,826	-
Deferred franchise and regional developer fee revenue, net of current portion	12,652,780	11,239,221
Deferred tax liability	83,294	76,672
Other liabilities	27,230	389,362
Total liabilities	33,736,542	22,700,112
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of June 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,838,016 shares issued and 13,823,346 shares outstanding as of June 30, 2019 and 13,757,200 shares issued and 13,742,530 outstanding as of December 31, 2018	13,838	13,757
Additional paid-in capital	38,779,538	38,189,251
Treasury stock 14,670 shares as of June 30, 2019 and December 31, 2018, at cost	(90,856)	(90,856)
Accumulated deficit	(35,969,746)	(37,384,651)
Total The Joint Corp. stockholders' equity	2,732,774	727,501
Non-controlling Interest	100	100
Total equity	2,732,874	727,601
Total liabilities and stockholders' equity	$36,469,416	$23,427,713

Note: The Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited consolidated financial statements, restated to reflect the consolidation of variable interest entities. See Note 1 of “Notes to Condensed Consolidated Financial Statements” under the heading “Prior Period Financial Statement Correction of Immaterial Error” for more details. The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
		(as adjusted)		(as adjusted)
Revenues:
Revenues from company-owned or managed clinics	$5,777,288	$4,668,638	$11,416,365	$9,474,311
Royalty fees	3,263,530	2,421,185	6,290,346	4,695,173
Franchise fees	447,266	449,144	864,339	797,481
Advertising fund revenue	927,800	687,752	1,819,367	1,346,782
Software fees	377,125	315,910	742,361	623,385
Regional developer fees	200,524	137,412	384,381	261,423
Other revenues	176,446	124,744	332,197	253,194
Total revenues	11,169,979	8,804,785	21,849,356	17,451,749
Cost of revenues:
Franchise cost of revenues	1,198,378	977,782	2,315,431	1,850,550
IT cost of revenues	100,771	73,802	189,659	173,366
Total cost of revenues	1,299,149	1,051,584	2,505,090	2,023,916
Selling and marketing expenses	1,769,368	1,293,663	3,275,356	2,395,967
Depreciation and amortization	404,466	404,975	770,143	792,392
General and administrative expenses	7,227,662	5,867,512	13,780,566	12,136,198
Total selling, general and administrative expenses	9,401,496	7,566,150	17,826,065	15,324,557
Net (gain) loss on disposition or impairment	(18,266)	251,290	86,927	251,678
Income (loss) from operations	487,600	(64,239)	1,431,274	(148,402)

Other income (expense):
Bargain purchase gain	-	30,455	19,298	30,455
Other income (expense), net	(15,126)	(11,103)	(26,771)	(21,910)
Total other income (expense)	(15,126)	19,352	(7,473)	8,545

Income (loss) before income tax (expense) benefit	472,474	(44,887)	1,423,801	(139,857)

Income tax (expense) benefit	(10,214)	(5,951)	(8,896)	57,404

Net income (loss) and comprehensive income (loss)	$462,260	$(50,838)	$1,414,905	$(82,453)

Less: income (loss) attributable to the non-controlling interest	$-	$-	$-	$-

Net income (loss) attributable to The Joint Corp. stockholders	$462,260	$(50,838)	$1,414,905	$(82,453)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.03	$-	$0.10	$(0.01)
Diluted earnings (loss) per share	$0.03	$-	$0.10	$(0.01)

Basic weighted average shares	13,797,497	13,622,710	13,774,474	13,605,370
Diluted weighted average shares	14,477,007	13,622,710	14,390,320	13,605,370

Note: The Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018 are unaudited and have been restated to reflect the consolidation of variable interest entities. See Note 1 of “Notes to Condensed Consolidated Financial Statements” under the heading “Prior Period Financial Statement Correction of Immaterial Error” for more details. The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid In	Treasury Stock		Accumulated	Total The Joint Corp.	Non-controlling
	Shares	Amount	Capital	Shares	Amount	Deficit	stockholders' equity	interest	Total
Balances, December 31, 2018 (as adjusted)	13,757,200	$13,757	$38,189,251	14,670	$(90,856)	$(37,384,651)	$727,501	$100	$727,601
Stock-based compensation expense	-	-	350,724	-	-	-	350,724	-	350,724
Issuance of vested restricted stock	33,012	33	(33)	-	-	-	-	-	-
Exercise of stock options	47,804	48	239,596	-	-	-	239,644	-	239,644
Net income	-	-	-	-	-	1,414,905	1,414,905	-	1,414,905
Balances, June 30, 2019 (unaudited)	13,838,016	$13,838	$38,779,538	14,670	$(90,856)	$(35,969,746)	$2,732,774	$100	$2,732,874

			Additional
	Common Stock		Paid In	Treasury Stock		Accumulated	Total The Joint Corp.	Non-controlling
	Shares	Amount	Capital	Shares	Amount	Deficit	stockholders' equity	interest	Total
Balances, December 31, 2017 (as adjusted)	13,600,338	$13,600	$37,229,869	14,084	$(86,045)	$(37,531,345)	$(373,921)	$100	$(373,821)
Stock-based compensation expense	-	-	346,629	-	-	-	346,629	-	346,629
Issuance of vested restricted stock	59,700	60	(60)	-	-	-	-	-	-
Exercise of stock options	-	78	274,810	-	-	-	274,888	-	274,888
Net income (loss)	-	-	-	-	-	(82,453)	(82,453)	-	(82,453)
Balances, June 30, 2018 (unaudited)	13,660,038	$13,738	$37,851,248	14,084	$(86,045)	$(37,613,798)	$165,143	$100	$165,243

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

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
		(as adjusted)
Cash flows from operating activities:
Net income (loss)	$1,414,905	$(82,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	770,143	792,392
Net loss on disposition or impairment of assets	86,927	251,678
Net franchise fees recognized upon termination of franchise agreements	-	(72,450)
Bargain purchase gain	(19,298)	(30,455)
Deferred income taxes	(4,788)	(75,882)
Stock based compensation expense	350,724	346,629
Changes in operating assets and liabilities:
Accounts receivable	(227,129)	(91,211)
Prepaid expenses and other current assets	(5,386)	(90,449)
Deferred franchise costs	(707,230)	(260,774)
Deposits and other assets	262,248	42,360
Accounts payable	(154,542)	(384,538)
Accrued expenses	(134,146)	33,982
Payroll liabilities	(432,742)	104,538
Other liabilities	(286,054)	(28,527)
Deferred revenue	1,923,148	158,370
Net cash provided by operating activities	2,836,780	613,210

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(30,000)	(80,000)
Purchase of property and equipment	(1,567,556)	(370,757)
Reacquisition and termination of regional developer rights	(681,500)	-
Payments received on notes receivable	72,816	83,824
Net cash used in investing activities	(2,206,240)	(366,933)

Cash flows from financing activities:
Payments of finance lease obligation	(10,704)	-
Proceeds from exercise of stock options	239,644	141,607
Repayments on notes payable	(100,000)	-
Net cash provided by financing activities	128,940	141,607

Increase in cash	759,480	387,884
Cash and restricted cash, beginning of period	8,854,952	4,320,040
Cash and restricted cash, end of period	$9,614,432	$4,707,924

During the six months ended June 30, 2019 and 2018, cash paid for income taxes was $23,396 and $19,522, respectively. During the six months ended June 30, 2019 and 2018, cash paid for interest was $50,000 and $50,000, respectively.

Supplemental disclosure of non-cash activity:

As of June 30, 2019, we had property and equipment purchases of $100,609 and $46,773 included in accounts payable and accrued expenses, respectively. As of December 31, 2018, we had property and equipment purchases of $121,038 and $1,595 included in accounts payable and accrued expenses, respectively.

In connection with our acquisition during the six months ended June 30, 2019, we acquired $9,166 of property and equipment and intangible assets of $62,000, in exchange for $30,000 in cash to the seller.  Additionally, at the time of these transactions, we carried deferred revenue of $3,847, representing franchise fees collected upon the execution of the franchise agreement.  We netted this amount against the purchase price of the acquisition (Note 2).

In connection with our reacquisition and termination of regional developer rights during the six months ended June 30, 2019, we had deferred revenue of $44,334 representing license fees collected upon the execution of the regional developer agreements.  We netted these amounts against the aggregate purchase price of the acquisitions (Note 8)

As of June 30, 2018, we had stock option exercise proceeds of $133,281 included in accounts receivable.

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

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint Corp.’s Form 10-K, which included all disclosures required by generally accepted accounting principles (“GAAP”) and the “prior period financial statement correction of immaterial error” note below. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position on a consolidated basis and the consolidated results of operations, equity and cash flows for the interim periods presented. The results of operations for the periods ended June 30, 2019 and 2018 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended June 30, 2019 and 2018 is unaudited.

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

Prior Period Financial Statement Correction of Immaterial Error

Certain states, in which the Company manages clinics, regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. The PCs are VIEs as defined by Accounting Standards Codification 810, Consolidations (“ASC 810”). During the first quarter of 2019, the Company reassessed the governance structure and operating procedures of the PCs and determined that the Company has the power to control certain significant non-clinical activities of the PCs, as defined by ASC 810. Therefore, the Company is the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. Prior to 2019, the Company did not consolidate the PCs. The Company has concluded the previous accounting policy to not consolidate the PCs was an immaterial error and has determined that the PCs should be consolidated. The adjustments will result in an increase to revenues from company clinics and a corresponding increase to general and administrative expenses. This will have no impact on net income (loss), except when the PC has sold treatment packages and wellness plans. Revenue from these treatment packages and wellness plans will now be deferred and will be recognized when patients use their visits. The Company has corrected this immaterial error by restating the 2018 condensed consolidated financial statements and related notes included herein.

The immaterial impacts of this error correction in the three and six months ended June 30, 2018 and the fiscal year ended December 31, 2018 are as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Adjustments Due To	Three Months Ended
	June 30, 2018	VIE Consolidation	June 30, 2018
	(as reported)		(as adjusted)
Revenues:
Revenues from company-owned or managed clinics	$3,420,685	1,247,953	$4,668,638
Total revenues	7,556,832	1,247,953	8,804,785
General and administrative expenses	4,656,308	1,211,204	5,867,512
Total selling, general and administrative expenses	6,354,946	1,211,204	7,566,150
Loss from operations	(100,402)	36,163	(64,239)

Other income (expense):
Bargain purchase gain	75,264	(44,809)	30,455
Total other income	63,575	(44,223)	19,352

Loss before income tax expense	(36,827)	(8,060)	(44,887)

Net loss and comprehensive loss	$(42,778)	(8,060)	$(50,838)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended	Adjustments Due To	Six Months Ended
	June 30, 2018	VIE Consolidation	June 30, 2018
	(as reported)		(as adjusted)
Revenues:
Revenues from company-owned or managed clinics	$6,677,309	2,797,002	$9,474,311
Total revenues	14,654,747	2,797,002	17,451,749
General and administrative expenses	9,731,234	2,404,964	12,136,198
Total selling, general and administrative expenses	12,919,593	2,404,964	15,324,557
Loss from operations	(539,466)	391,064	(148,402)

Other income (expense):
Bargain purchase gain	75,264	(44,809)	30,455
Total other income	52,380	(43,835)	8,545

Loss before income tax expense	(487,086)	347,229	(139,857)

Net loss and comprehensive loss	$(429,682)	347,229	$(82,453)

Loss per share:
Basic and diluted loss per share	$(0.03)	0.02	$(0.01)

Basic and diluted weighted average shares	13,605,370	-	13,605,370

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	Adjustments Due To	December 31,
	2018	VIE Consolidation	2018
ASSETS	(as reported)		(as adjusted)
Current assets:
Accounts receivable, net	1,213,707	(407,357)	806,350
Total current assets	11,711,345	(407,357)	11,303,988
Goodwill	2,916,426	308,719	3,225,145
Total assets	$23,526,352	$(98,639)	$23,427,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred revenue from company clinics	994,493	1,535,004	2,529,497
Total current liabilities	8,738,123	1,535,004	10,273,127
Total liabilities	21,165,108	1,535,004	22,700,112
Commitments and contingencies
Equity:
The Joint Corp. stockholders' equity:
Accumulated deficit	(35,750,908)	(1,633,743)	(37,384,651)
Total The Joint Corp. stockholders' equity	2,361,244	(1,633,743)	727,501
Non-controlling Interest	-	100	100
Total equity	2,361,244	(1,633,643)	727,601
Total liabilities and equity	$23,526,352	$(98,639)	$23,427,713

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of The Joint Corp. and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented. The Company consolidates VIEs in which the Company is the primary beneficiary in accordance with ASC 810. Non-controlling interests represent third-party equity ownership interests in VIEs.

All significant inter-affiliate accounts and transactions between The Joint Corp. and its VIEs have been eliminated in consolidation. Certain balances were reclassified from regional developer fees to other revenues for the three and six months ended June 30, 2018 to conform to the current year presentation.

Comprehensive Income (Loss)

Net income (loss) and comprehensive income (loss) are the same for the three and six months ended June 30, 2019 and 2018.

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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Franchised clinics:	2019	2018	2019	2018
Clinics open at beginning of period	404	359	394	352
Opened or Purchased during the period	14	8	26	15
Acquired or sold during the period	–	(1)	(1)	(1)
Closed during the period	(1)	(1)	(2)	(1)
Clinics in operation at the end of the period	417	365	417	365

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Company-owned or managed clinics:	2019	2018	2019	2018
Clinics open at beginning of period	50	47	48	47
Opened during the period	1	–	3	–
Acquired during the period	–	1	1	1
Closed or Sold during the period	–	–	(1)	–
Clinics in operation at the end of the period	51	48	51	48

Total clinics in operation at the end of the period	468	413	468	413

Clinic licenses sold but not yet developed	176	117	176	117
Executed letters of intent for future clinic licenses	28	9	28	9

Variable Interest Entities

An entity deemed to hold the controlling interest in a voting interest entity or deemed to be the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE.

Certain states, in which the Company manages clinics, regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. Such PCs are VIEs, as fees paid by the PC to the Company as its management service provider are considered variable interests because they are liabilities on the PC’s books and the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. In these states, the Company has entered into management services agreements with PCs under which the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. During the first quarter of 2019, the Company reassessed the governance structure and operating procedures of the PCs and determined that the Company has the power to control certain significant non-clinical activities of the PCs, as defined by ASC 810, Therefore, the Company is the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. The carrying amount of VIE assets and liabilities are immaterial as of June 30, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of June 30, 2019 and December 31, 2018.

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

Accounts Receivable

Accounts receivable represent amounts due from franchisees for initial franchise fees and royalty fees. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2019, and December 31, 2018, the Company had an allowance for doubtful accounts of $0.

Deferred Franchise Costs

Deferred franchise costs represent commissions that are direct and incremental to the Company and are paid in conjunction with the sale of a franchise. These costs are recognized as an expense, in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement.

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

Leases

The Company adopted the guidance of Accounting Standards Codification 842 – Leases (“ASC 842”) on January 1, 2019 which requires lessees to recognize a right-of-use ("ROU") asset and lease liability for all leases. The Company elected the package of transition practical expedients for existing contracts, which allowed us to carry forward our historical assessments of whether contracts are or contain leases, lease classification and determination of initial direct costs.

The Company leases property and equipment under finance and operating leases. The Company leases its corporate office space and the space for each of the company-owned or managed clinic in the portfolio. Determining the lease term and amount of lease payments to include in the calculation of the ROU asset and lease liability for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain, and if the optional period and payments should be included in the calculation of the associated ROU asset and liability. In making this determination, all relevant economic factors are considered that would compel the Company to exercise or not exercise an option. When available, the Company uses the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of its leases. In such cases, the Company estimates its incremental borrowing rate as the interest rate it could borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease, and in a similar economic environment. The Company estimates these rates using available evidence such as rates imposed by third-party lenders to the Company in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to the Company’s estimated creditworthiness.

For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. Once a clinic opens, the Company records the straight-line lease expense and any contingent rent, if applicable, in general and administrative expenses on the condensed consolidated statements of operations. Many of the Company’s leases also require it to pay real estate taxes, common area maintenance costs and other occupancy costs which are also included in general and administrative expenses on the condensed consolidated statements of operations.

Intangible Assets

Intangible assets consist primarily of re-acquired franchise and regional developer rights and customer relationships.  The Company amortizes the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which generally range from four to eight years. In the case of regional developer rights, the Company generally amortizes the re-acquired regional developer rights over seven years. The fair value of customer relationships is amortized over their estimated useful life of two years.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the three and six months ended June 30, 2019 and 2018.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. No impairments of long-lived assets were recorded for the three and six months ended June 30, 2019 and 2018.

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

Regional Developer Fees. During 2011, the Company established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under the historical program, regional developers paid a license fee for each franchise they received the right to develop within the region. In 2017, the program was revised to grant exclusive geographical territory and establish a minimum development obligation within that defined territory. Regional developer fees paid to the Company are non-refundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. The Company’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation. In addition, regional developers receive fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Fees related to the sale of franchises within their exclusive geographical territory is initially deferred as deferred franchise costs and are recognized as an expense, in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalty of 3% of sales generated by franchised clinics in their region are recognized as franchise cost of revenues as franchisee clinic level sales occur.

The Company entered into one regional developer agreement for the six months ended June 30, 2019 for which it received approximately $290,000 which was deferred as of the transaction date and will be recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. Certain of these regional developer agreements resulted in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is being recognized over the remaining life of the respective franchise agreements.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $656,476 and $1,095,913 for the three and six months ended June 30, 2019, respectively. Advertising expenses were $471,056 and $881,694 for the three and six months ended June 30, 2018, respectively

Income Taxes

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the condensed consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of June 30, 2019 and December 31, 2018. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
		(as adjusted)		(as adjusted)
Net Income (loss)	$462,260	$(50,838)	$1,414,905	$(82,453)

Weighted average common shares outstanding - basic	13,797,497	13,622,710	13,774,474	13,605,370
Effect of dilutive securities:
Unvested restricted stock and stock options	679,510	–	615,845	–
Weighted average common shares outstanding - diluted	14,477,007	13,622,710	14,390,320	13,605,370

Basic earnings (loss) per share	$0.03	$–	$0.10	$(0.01)
Diluted earnings (loss) per share	$0.03	$–	$0.10	$(0.01)

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Weighted average potentially dilutive securities:	2019	2018	2019	2018
Unvested restricted stock	–	–	2,569	–
Stock options	–	–	41,035	–

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for doubtful accounts, share-based compensation arrangements, fair value of stock options, useful lives and realizability of long-lived assets, classification of deferred revenue and revenue recognition related to breakage, classification of deferred franchise costs, calculation of ROU assets and liabilities related to leases, realizability of deferred tax assets, impairment of goodwill and intangible assets and purchase price allocations.

Recent Accounting Pronouncements

Accounting Standards Adopted Effective January 1, 2019

On January 1, 2019, the Company adopted ASC 842, which requires lessees to recognize a ROU asset and lease liability on their balance sheet for all leases with terms beyond twelve months. The new standard also requires enhanced disclosures that provide more transparency and information to financial statement users about lease portfolios. Effective January 1, 2019, the Company adopted the requirements of ASC 842 using the modified retrospective approach using the optional transition method and elected to apply the provisions of the standard as of the adoption date rather than the earliest date presented. The consolidated financial statements for the period ended June 30, 2019 are presented under the new standard, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard.

During the process of adoption, the Company made the following elections:

•	The Company elected the package of practical expedients which allowed the Company to not reassess:

•	Whether existing or expired contracts contain leases under the new definition of a lease;

•	Lease classification for existing or expired leases; and

•	Initial direct costs for any expired or existing leases to determine if they would qualify for capitalization under ASC 842.

•	The Company did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets.

•	The Company did not elect the land easement practical expedient, which permits an entity to continue applying its current policy for accounting for land easements that existed as of, or expired before, the effective date of ASC 842.

•	The Company elected to make the accounting policy election for short-term leases, permitting the Company to not apply the recognition requirements of ASC 842 to short-term leases with terms of 12 months or less.

The adoption of ASC 842 does not materially impact the Company’s results of operations other than recognition of the operating lease ROU asset and lease liability. See Note 13 for additional disclosures required by ASC 842.

The Company reviewed other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements upon future adoption.

Note 2: Acquisition

On April 6, 2018, the Company entered into an Asset and Franchise Purchase Agreement under which (i) the Company repurchased from the seller one operating franchise in San Diego, California and (ii) the parties agreed to mutually terminate a second franchise agreement for an operating franchise. The Company operates the remaining franchise as a company-managed clinic. The total purchase price for the transaction was $100,000, less $12,998 of deferred revenue resulting in total purchase consideration of $87,002 related to the transaction.

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

Purchase Price Allocation

The following summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed during 2019 as of the acquisition date:

Property and equipment	$9,166
Intangible assets	62,000
Total assets acquired	71,166
Deferred revenue	(14,305)
Deferred tax liability	(11,410)
Bargain purchase gain	(19,298)
Net purchase price	$26,153

Intangible assets in the table above consist of reacquired franchise rights of $30,000 amortized over an estimated useful life of three years and customer relationships of $32,000 amortized over an estimated useful life of two years.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three and six months ended June 30, 2019 and 2018 as if the acquisition in 2019 had been completed on January 1, 2018.

	Pro Forma for the Three Months Ended		Pro Forma for the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues, net	$11,169,979	$8,863,340	$21,894,980	$17,633,044
Net income (loss)	$462,260	$(90,437)	$1,439,451	$(207,928)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition had been completed on that date. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2018 and 2019 prior to the acquisition is included based on prior accounting records maintained by the acquired company. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisition. For 2018, this information includes actual data recorded in the Company’s financial statements for the period subsequent to the date of the acquisition. The Company’s condensed consolidated statement of operations for the three months ended June 30, 2019 includes net revenue and net loss of approximately $73,000 and ($2,000), respectively, attributable to the acquisition. The Company’s consolidated statement of operations for the six months ended June 30, 2019 includes net revenue and net loss of approximately $73,000 and ($13,000), respectively, attributable to the acquisition.

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

Disaggregation of Revenue

The Company believes that the captions contained on the condensed consolidated statements of operations appropriately reflect the disaggregation of its revenue by major type for the three and six months ended June 30, 2019 and 2018.

Rollforward of Contract Liabilities and Contract Assets

Changes in the Company's contract liability for deferred franchise and regional development fees during the six months ended June 30, 2019 were as follows (in thousands):

Deferred Revenue
short and long-term
Balance at December 31, 2018	$13,609
Recognized as revenue during the six months ended June 30, 2019	(1,249)
Fees received and deferred during the six months ended June 30, 2019	2,990
Balance at June 30, 2019	$15,350

Changes in the Company's contract assets for deferred franchise costs during the six months ended June 30, 2019 are as follows (in thousands):

Deferred Franchise Costs
short and long-term
Balance at December 31, 2018	$3,489
Recognized as cost of revenue during the six months ended June 30, 2019	(325)
Costs incurred and deferred during the six months ended June 30, 2019	1,032
Balance at June 30, 2019	$4,196

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2019 (in thousands):

Contract liabilities expected to be recognized in	Amount
2019 (remainder)	$1,356
2020	2,694
2021	2,572
2022	2,150
2023	1,788
Thereafter	4,790
Total	$15,350

Note 4. Restricted Cash

The table below reconciles the cash and cash equivalents balance and restricted cash balances from The Company’s condensed consolidated balance sheet to the amount of cash reported on the condensed consolidated statement of cash flows:

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$9,485,212	$8,716,874
Restricted cash	129,220	138,078
Total cash, cash equivalents and restricted cash	$9,614,432	$8,854,952

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

Effective October 10, 2017, the Company entered into a regional developer agreement for certain territories in Texas, Oklahoma and Arkansas in exchange for $170,000, of which $135,688 was funded through a promissory note. The note bears interest at 10% per annum for 36 months and requires monthly principal and interest payments over 36 months, maturing on October 24, 2020. The note is secured by the regional developer rights in the territory.

Effective April 26, 2019, the Company entered into a promissory note valued at $31,086. The note bears interest at 0% per annum for 36 months and requires monthly principal and interest payments over 36 months, beginning May 15, 2019 and maturing on May 15, 2022.

The net outstanding balances of the notes as of June 30, 2019 and December 31, 2018 were $235,343 and $278,072, respectively. Maturities of notes receivable as of June 30, 2019 are as follows:

2019 (remaining)	$79,534
2020	137,123
2021	9,600
2022	9,086
Total	$235,343

Note 6: Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2019	2018

Office and computer equipment	$1,373,775	$1,243,104
Leasehold improvements	5,784,728	5,407,915
Software developed	1,193,007	1,145,742
Finance lease assets	80,604	–
	8,432,114	7,796,761
Accumulated depreciation and amortization	(5,256,290)	(4,909,002)
	3,175,824	2,887,759
Construction in progress	1,787,213	770,248
Property and equipment, net	$4,963,037	$3,658,007

Depreciation expense was $206,609 and $400,415 for the three and six months ended June 30, 2019, respectively. Depreciation expense was $284,265 and $548,618 for the three and six months ended June 30, 2018, respectively.

Amortization expense related to finance lease assets was $6,169 and $12,337 for the three and six months ended June 30, 2019, respectively.

Construction in progress at June 30, 2019 and December 31, 2018 principally relate to development costs for a software to be used by clinics for operations and by the Company for the management of operations.

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

As of June 30, 2019, and December 31, 2018, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.

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

Intangible assets consist of the following:

	As of June 30, 2019
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Intangible assets subject to amortization:
Reacquired franchise rights	$1,788,000	$(1,058,822)	$729,178
Customer relationships	777,000	(733,828)	43,172
Reacquired development rights	2,050,482	(846,997)	1,203,485
	$4,615,482	$(2,639,647)	$1,975,835

	As of December 31, 2018
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Intangible assets subject to amortization:
Reacquired franchise rights	$1,758,000	$(921,138)	$836,862
Customer relationships	745,000	(717,498)	27,502
Reacquired development rights	1,413,316	(643,620)	769,696
	$3,916,316	$(2,282,256)	$1,634,060

Amortization expense related to the Company’s intangible assets was $191,688 and $357,391 for the three and six months ended June 30, 2019, respectively. Amortization expense related to the Company’s intangible assets was $120,710 and $243,774 for the three and six months ended June 30, 2018, respectively.

Estimated amortization expense for 2019 and subsequent years is as follows:

2019 (remainder)	$379,140
2020	741,790
2021	657,850
2022	184,842
2023	12,213
Total	$1,975,835

Note 9: Debt

Notes Payable

During 2016, the Company issued two notes payable totaling $186,000 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates for both notes were 4.25% with maturities through May 2017. As of December 31, 2018, there was one outstanding note with a balance of $100,000 which was paid in February 2019.

Credit and Security Agreement

On January 3, 2017, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) and signed a revolving credit note payable to the lender. Under the Credit Agreement, the Company is able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans is at a rate equal to 10% per annum, provided that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest is due and payable on the last day of each fiscal quarter in an amount determined by the Company, but not less than $25,000. The Credit Agreement terminates in December 2019, unless sooner terminated in accordance with the provisions of the Credit Agreement. The Credit Agreement is collateralized by the assets in the Company’s company-owned or managed clinics. The Company is using the credit facility for general working capital needs. As of June 30, 2019, the Company had drawn $1,000,000 of the $5,000,000 available under the Credit Agreement.

As of June 30, 2019, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement.

Note 10: Stock-Based Compensation

Stock Options

During the six months ended June 30, 2019, the Company granted 62,944 stock options to employees with an exercise price of $12.02.

The Company’s stock trading price on the date of grant is the basis of fair value of its common stock used in determining the value of share-based awards. To the extent the value of the Company’s share-based awards involves a measure of volatility, the Company relied on the volatilities from publicly traded companies with similar business models as its common stock lacked enough trading history for it to utilize its own historical volatility. For future grants, the Company plans to use historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. The Company uses the simplified method to calculate the expected term of stock option grants to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. Accordingly, the expected life of the options granted is based on the average of the vesting term, which is generally four years and the contractual term, which is generally ten years. The Company will continue to evaluate the appropriateness of utilizing such method. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term.

The Company has computed the fair value of all options granted during the six months ended June 30, 2019 and 2018, using the following assumptions:

	Six Months Ended June 30,
	2019	2018
Expected volatility	35%	42%	-	43%
Expected dividends	None		None
Expected term (years)	7		7
Risk-free rate	2.61%	2.53%	to	2.63%
Forfeiture rate	20%		20%

The information below summarizes the stock options activity:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Number of	Exercise	Fair	Contractual Life
	Shares	Price	Value	(Years)
Outstanding at December 31, 2017	1,003,916	$4.18	$1.87	8.1
Granted	145,792	7.00
Exercised	(95,162)	3.48
Cancelled	(67,855)	3.37
Outstanding at December 31, 2018	986,691	$4.72	$2.09	6.8
Granted	62,944	12.02
Exercised	(47,804)	5.01
Cancelled	–	–
Outstanding at June 30, 2019	1,001,831	$5.17	$2.25	6.2
Exercisable at June 30, 2019	541,238	$4.61	$2.01	6.2

The aggregate intrinsic value of the Company’s stock options outstanding and expected to vest was $11,894,226 at June 30, 2019.

The aggregate intrinsic value of the Company’s stock options exercisable was $7,354,410 at June 30, 2019.

For the three and six months ended June 30, 2019, stock-based compensation expense for stock options was $99,846 and $196,650, respectively.  For the three and six months ended June 30, 2018, stock-based compensation expense for stock options was $69,640 and $208,813, respectively. Unrecognized stock-based compensation expense for stock options as of June 30, 2019 was $920,988, which is expected to be recognized ratably over the next 2.8 years.

Restricted Stock

Restricted stocks granted to employees generally vest in four equal annual installments. Restricted stocks granted to non-employee directors typically vest in full one year after the date of grant.

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Non-vested at December 31, 2018	51,134
Granted	26,131
Vested	(33,012)
Cancelled	–
Non-vested at June 30, 2019	44,253

For the three and six months ended June 30, 2019, stock-based compensation expense for restricted stock was $79,106 and $154,074, respectively. For the three and six months ended June 30, 2018, stock-based compensation expense for restricted stock was $69,347 and $137,816, respectively.

Unrecognized stock-based compensation expense for restricted stock awards as of June 30, 2019 was $469,307, which is expected to be recognized ratably over the next 2.2 years.

Note 11: Income Taxes

During the three and six months ended June 30, 2019, the Company recorded income tax expense of approximately $10,000 and $9,000, respectively. The Company’s effective tax rate differs from the federal statutory tax rate due to permanent differences, state taxes and changes in the valuation allowance.

During the three and six months ended June 30, 2018, the Company recorded income tax expense of approximately $6,000 and income tax benefit of approximately $57,000, respectively. The Company’s effective tax rate differs from the federal statutory tax rate due to permanent differences, state taxes and changes in the valuation allowance.

Note 12: Related Party Transactions

The Company entered into a legal agreement with a certain common stockholder related to services performed for the operations and transaction related activities of the Company. Amounts paid to or for the benefit of this stockholder was approximately $98,000 and $181,000 for the three and six months ended June 30, 2019, respectively. Amounts paid to or for the benefit of this stockholder was approximately $68,000 and $116,000 for the three and six months ended June 30, 2018, respectively.

Note 13: Commitments and Contingencies

Leases

The table below summarizes the components of lease expense and income statement location for the three and six months ended June 30, 2019:

	Line Item in the Company’s Consolidated Statements of Operations	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Finance lease costs:
Amortization of assets	Depreciation and amortization	$6,169	$12,337
Interest on lease liabilities	Other income (expense), net	1,778	3,689
Total finance lease costs		7,947	16,026
Operating lease costs	General and administrative expenses	$706,368	$1,394,100
Total lease costs		$714,315	$1,410,126

Supplemental information and balance sheet location related to leases is as follows:

June 30, 2019

Operating Leases:
Operating lease right-of -use asset	$10,030,737

Operating lease liability - current portion	$1,827,233
Operating lease liability - net of current portion	9,049,948
Total operating lease liability	$10,877,181

Finance Leases:
Property and equipment, at cost	$80,604
Less accumulated amortization	(12,337)
Property and equipment, net	$68,267

Finance lease liability - current portion	$23,075
Finance lease liability - net of current portion	46,826
Total finance lease liabilities	$69,901

Weighted average remaining lease term (in years):
Operating leases	5.71
Finance lease	2.77

Weighted average discount rate:
Operating leases	9.20%
Finance leases	10.00%

Supplemental cash flow information related to leases is as follows:

Six Months Ended June 30, 2019

Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,469,684
Operating cash flows from finance leases	3,689
Financing cash flows from finance leases	10,704

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$400,980
Finance lease	80,604

Maturities of lease liabilities as of June 30, 2019 are as follows:

	Operating Leases	Finance Lease
2019 (remainder)	$1,372,050	$14,393
2020	2,642,993	28,786
2021	2,545,456	28,786
2022	2,454,666	7,676
2023	1,776,161	–
Thereafter	3,180,176	–
Total lease payments	$13,971,502	$79,641
Less: Imputed interest	(3,094,321)	(9,740)
Total lease obligations	10,877,181	69,901
Less: Current obligations	(1,827,233)	(23,075)
Long-term lease obligation	$9,049,948	$46,826

The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASC 842 are as follows:

Operating Leases
2019	$2,630,443
2020	2,406,645
2021	2,299,887
2022	2,195,077
2023	1,474,396
Thereafter	2,772,575
Total lease payments	$13,779,023

In May 2019, the Company entered into an operating lease for its new corporate office space that has not yet commenced. The new lease is expected to result in additional ROU asset and liability of approximately $2.1 million. The lease is expected to commence during the fourth quarter of 2019, with a lease term of six years.

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

The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of June 30, 2019, the Company operated or managed 51 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of June 30, 2019, the franchise system consisted of 417 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for the Company’s two operating business segments (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
		(as adjusted)		(as adjusted)
Revenues:
Corporate clinics	$5,777	$4,669	$11,416	$9,474
Franchise operations	5,393	4,136	10,433	7,978
Total revenues	$11,170	$8,805	$21,849	$17,452

Segment operating income (loss):
Corporate clinics	$564	$(50)	$1,404	$416
Franchise operations	2,631	1,974	5,020	3,789
Total segment operating income (loss)	$3,195	$1,924	$6,424	$4,205

Depreciation and amortization:
Corporate clinics	$353	$245	$666	$548
Franchise operations	-	-	-	-
Corporate administration	51	160	104	244
Total depreciation and amortization	$404	$405	$770	$792

Reconciliation of total segment operating income (loss) to consolidated earnings (loss) before income taxes (in thousands):
Total segment operating income (loss)	$3,195	$1,924	$6,424	$4,205
Unallocated corporate	(2,707)	(1,988)	(4,993)	(4,353)
Consolidated income (loss) from operations	488	(64)	1,431	(148)
Bargain purchase gain	-	30	19	30
Other income (expense), net	(15)	(11)	(26)	(22)
Income (loss) before income tax expense	$473	$(45)	$1,424	$(140)

	June 30,	December 31,
	2019	2018
Segment assets:		(as adjusted)
Corporate clinics	$19,249	$8,828
Franchise operations	5,181	4,455
Total segment assets	$24,430	$13,283

Unallocated cash and cash equivalents and restricted cash	$9,614	$8,855
Unallocated property and equipment	1,551	487
Other unallocated assets	874	803
Total assets	$36,469	$23,428

“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.

Note 15: Subsequent Events

In July and August 2019, the Company acquired five franchised clinics for a total consideration of approximately $2.8 million. One of the purchased clinics is located in Arizona and the other four clinics are located in Georgia and South Carolina. The Company plans to file separate financial statements and pro forma financial information, as required by SEC rules, in a Current Report on Form 8-K within the prescribed 75-day period following consummation of the transactions.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2018 and any material changes thereto included in subsequently-filed Forms 10-Q, including in Part II, Item 1A of this Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risks and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2018 and in subsequently-filed Forms 10-Q that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

Key Performance Measures.  We receive monthly performance reports from our system and our clinics which include key performance indicators per clinic including gross sales, comparable same-store sales growth, or “Comp Sales”, number of new patients, conversion percentage, and member attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales, and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. System-wide sales include sales at all clinics, whether operated by us or by franchisees. While franchised sales are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base.

Key Clinic Development Trends.   As of June 30, 2019, we and our franchisees operated 468 clinics, of which 417 were operated by franchisees and 51 were operated as company-owned or managed clinics. Of the 51 company-owned or managed clinics, 19 were constructed and developed by us, and 32 were acquired from franchisees.

Our current strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy, and reinitiate our efforts to expand our corporate clinic portfolio within clustered locations in a deliberate and measured manner. The number of franchise licenses sold for the year ended December 31, 2018 increased to 99 licenses, up from 37 and 22 licenses for the years ended December 31, 2017 and 2016, respectively. We ended the first six months of 2019 with 21 regional developers who were responsible for 95% of the 75 licenses sold during the period. The growth reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.

In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics and opening of greenfield units. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. As of June 30, 2019, we opened three greenfield units, executed two leases for future greenfield clinic locations, and had 13 additional letters-of-intent in place for further greenfield expansion.

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

Significant Events and/or Recent Developments

We continue to deliver on our strategic initiatives and to progress toward sustained profitability.

For the three months ended June 30, 2019 we saw:

-	Comp Sales of clinics that have been open for at least 13 full months – increased 25%.
-	Comp Sales for mature clinics open 48 months or more increased 18%.

For the six months ended June 30, 2019:

-	System-wide sales for all clinics open for any amount of time grew 33% to $101.6 million.
-	We opened 26 new franchised clinics and three company-owned or managed greenfields for a total of 29 units.

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

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the six months ended June 30, 2019 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018, except as outlined in Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report as it relates to revenue recognition under Accounting Standards Codification 606 – Revenue from Contracts with Customers (“ASC 606”) and leases under Accounting Standards Codification 842 – Leases (“ASC 842”). In addition, we have restated prior period financial statements as discussed below.

Results of Operations

The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.

Prior Period Financial Statement Correction of Immaterial Error

Certain states, in which we manage clinics, regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. The PCs are variable interest entities (“VIEs”) as defined by Accounting Standards Codification 810, Consolidations (“ASC 810”). During the first quarter of 2019, we reassessed the governance structure and operating procedures of the PCs and determined that we have the power to control certain significant non-clinical activities of the PCs, as defined by ASC 810. Therefore, we are the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. Prior to 2019, we did not consolidate the PCs. We have concluded the previous accounting policy to not consolidate the PCs was an immaterial error and have determined that the PCs should be consolidated. The adjustments will result in an increase to revenues from company clinics and a corresponding increase to general and administrative expenses. This will have no impact on net income (loss), except when the PC has sold treatment packages and wellness plans. Revenue from these treatment packages and wellness plans will now be deferred and will be recognized when patients use their visits. We have corrected these immaterial errors by restating the 2018 condensed consolidated financial statements as presented below.

Total Revenues - three months ended June 30, 2019 compared with three months ended June 30, 2018

Components of revenues were as follows:

	Three Months Ended
	June 30,
	2019	2018	Change from Prior Year	Percent Change from Prior Year
Revenues:		(as adjusted)

Revenues from company-owned or managed clinics	$5,777,288	$4,668,638	$1,108,650	23.7%
Royalty fees	3,263,530	2,421,185	842,345	34.8%
Franchise fees	447,266	449,144	(1,878)	(0.4)%
Advertising fund revenue	927,800	687,752	240,048	34.9%
IT related income and software fees	377,125	315,910	61,215	19.4%
Regional developer fees	200,524	137,412	63,112	45.9%
Other revenues	176,446	124,744	51,702	41.4%

Total revenues	$11,169,979	$8,804,785	$2,365,194	26.9%

Consolidated Results

•	Total revenues increased by $3.6 million, primarily due to the continued revenue growth of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth.

Franchise Operations

•	Royalty fees increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of June 30, 2019 and 2018, there were 417 and 365 franchised clinics in operation, respectively.

•	Regional developer fees increased due to the sale of additional regional developer territories and the related revenue recognition over the term of the regional developer agreement.

•	Software fees revenue increased due to an increase in our franchise clinic base and the related revenue recognition over the term of the franchise agreement as described above.

Total Revenues - Six months ended June 30, 2019 compared with six months ended June 30, 2018

Components of revenues were as follows:

	Six Months Ended
	June 30,
	2019	2018	Change from Prior Year	Percent Change from Prior Year
Revenues:		(as adjusted)

Revenues from company-owned or managed clinics	$11,416,365	$9,474,311	$1,942,054	20.5%
Royalty fees	6,290,346	4,695,173	1,595,173	34.0%
Franchise fees	864,339	797,481	66,858	8.4%
Advertising fund revenue	1,819,367	1,346,782	472,585	35.1%
Software fees	742,361	623,385	118,976	19.1%
Regional developer fees	384,381	261,423	122,958	47.0%
Other revenues	332,197	253,194	79,003	31.2%

Total revenues	$21,849,356	$17,451,749	$4,397,607	25.2%

The reasons for the significant changes in our components of total revenues were as follows:

Consolidated Results

•	Total revenues increased by $4.4 million, primarily due to the continued revenue growth of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth.

Franchise Operations

•	Royalty fees increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of June 30, 2019 and 2018, there were 417 and 365 franchised clinics in operation, respectively.

•	Regional developer fees increased due to the sale of additional regional developer territories and the related revenue recognition over the term of the regional developer agreement.

•	Software fees revenue increased due to an increase in our franchise clinic base and the related revenue recognition over the term of the franchise agreement as described above.

Cost of Revenues

Cost of Revenues	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$1,299,149	$1,051,584	$247,565	23.5%
Six Months Ended June 30,	2,505,090	2,023,916	481,174	23.8%

For the three months ended June 30, 2019, as compared with the three months ended June 30, 2018, the total cost of revenues increased primarily due to an increase in regional developer royalties of $0.2 million, which is in line with an increase in franchise royalty revenues of approximately 35%, coupled with a larger portion of our franchise base operating in regional developer territories.

For the six months ended June 30, 2019, as compared with the six months ended June 30, 2018, the total cost of revenues increased primarily due to an increase in regional developer royalties of $0.5 million, which is in line with an increase in franchise royalty revenues of approximately 34%, coupled with a larger portion of our franchise base operating in regional developer territories.

Selling and Marketing Expenses

Selling and Marketing Expenses	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$1,769,368	$1,293,663	$475,705	36.8%
Six Months Ended June 30,	3,275,356	2,395,967	879,389	36.7%

Selling and marketing expenses increased for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, driven by an increase in advertising fund expenditures from a larger franchise base and an increase in local marketing expenditures by the company-owned or managed clinics.

Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$404,466	$404,975	$(509)	(0.1)%
Six Months Ended June 30,	770,143	792,392	(22,249)	(2.8)%

Depreciation and amortization expenses decreased for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, primarily due to assets reaching the end of their estimated depreciable lives during the period.

General and Administrative Expenses

General and Administrative Expenses	2019	2018	Change from Prior Year	Percent Change from Prior Year
		(as adjusted)

Three Months Ended June 30,	$7,227,662	$5,867,512	$1,360,150	23.2%
Six Months Ended June 30,	13,780,566	12,136,198	1,644,368	13.5%

General and administrative expenses increased during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, primarily due to an increase in payroll and related expenses to support continued clinic count and revenue growth. As a percentage of revenue, general and administrative expenses during the three and six months ended June 30, 2019 were 65% and 63%, respectively, compared to the three and six months ended June 30, 2018 of 67% and 70%, respectively, reflecting improved leverage of our operating model.

Profit (Loss) from Operations - Three Months Ended June 30, 2019

Profit (Loss) from Operations	2019	2018	Change from Prior Year	Percent Change from Prior Year
		(as adjusted)

Three Months Ended June 30,	$487,600	$(64,239)	$551,839	859.0%

Consolidated Results

Consolidated profit (loss) from operations increased by $1.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the improved operating income in both the corporate clinics and the franchise operations segments, partially offset by increased expenses in the unallocated corporate segment discussed below.

Corporate Clinics

Our corporate clinics segment had net income from operations of $1.4 million for the six months ended June 30, 2019, an increase of $1.0 million compared to income from operations of $0.4 million for the prior year period. The increase was primarily due to:

•	An increase in revenues of $1.1 million from company-owned or managed clinics; partially offset by

•	A $0.5 million increase in depreciation and amortization and general and administrative expenses, primarily driven by an increase in payroll related expenses due to a higher head count.

Franchise Operations

Our franchise operations segment had net income from operations of $2.6 million for the three months ended June 30, 2019, an increase of $0.7 million, compared to net income from operations of $1.9 million for the prior year period. This increase was primarily due to:

•	An increase of $1.3 million in total revenues; partially offset by

•	An increase of $0.2 million in cost of revenues primarily due to an increase in regional developer royalties and an increase of $0.4 million in operating expenses, primarily due to an increase of $0.3 million in selling and marketing expenses resulting from a larger franchise base.

Unallocated Corporate

Unallocated corporate expenses for the three months ended June 30, 2019 increased by $0.7 million compared to the prior year period, primarily due to: i) $0.5 million of higher payroll related expenses due to increased head count and reduced incentive compensation accrual in the prior year period and ii) $0.3 million of higher selling and marketing expenses mostly related to the national franchisee convention. These negative impacts were partially offset by the lower depreciation and amortization expense of $0.1 million.

Profit (Loss) from Operations - Six Months Ended June 30, 2019

Profit (Loss) from Operations	2019	2018	Change from Prior Year	Percent Change from Prior Year
		(as adjusted)

Six Months Ended June 30,	1,431,274	(148,402)	1,579,676	1064.5%

Consolidated Results

Consolidated profit (loss) from operations increased by $1.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the improved operating income in both the corporate clinics and the franchise operations segments, partially offset by increased expenses in the unallocated corporate segment discussed below.

Corporate Clinics

Our corporate clinics segment had net income from operations of $1.4 million for the six months ended June 30, 2019, an increase of $1.0 million compared to income from operations of $0.4 million for the prior year period. The increase was primarily due to:

•	An increase in revenues of $1.9 million from company-owned or managed clinics; partially offset by

•	A $0.9 million increase in operating expenses, primarily driven by an increase in payroll related expenses due to a higher head count.

Franchise Operations

Our franchise operations segment had net income from operations of $5.0 million for the six months ended June 30, 2019, an increase of $1.2 million, compared to net income from operations of $3.8 million for the prior year period. This increase was primarily due to:

•	An increase of $2.4 million in total revenues; partially offset by

•	An increase of $0.5 million in cost of revenues primarily due to an increase in regional developer royalties and an increase of $0.7 million in operating expenses, primarily due to an increase in selling and marketing expenses resulting from a larger franchise base.

Unallocated Corporate

Unallocated corporate expenses for the six months ended June 30, 2019 increased by $0.6 million compared to the prior year period, primarily due to: i) $0.5 million of higher general and administrative expenses mostly due to higher payroll related expenses and ii) $0.2 million of higher selling and marketing expenses related to the national convention. These negative impacts were partially offset by the lower depreciation and amortization expense of $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2019, we had cash and short-term bank deposits of $9.5 million. We provided $2.8 million of cash flow from operating activities in the six months ended June 30, 2019. We will continue to preserve cash, and while we have resumed the acquisition and development of company-owned or managed clinics, we intend to progress at a measured pace and target geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertisement and marketing and attain general corporate and administrative operating efficiencies.

In January 2017, we executed a Credit and Security Agreement which provided a credit facility up to $5.0 million. We have drawn $1.0 million under the credit facility. See Note 9 to our condensed consolidated financial statements included in this report for additional discussion of the credit facility.

In addition to $9.5 million of unrestricted cash on hand as of June 30, 2019, our principal sources of liquidity are expected to be cash flows from operations, proceeds from debt financings or equity issuances, and/or proceeds from the sale of assets. We expect our available cash and cash flows from operations, debt financings or equity issuances, or proceeds from the sale of assets to be sufficient to fund our short-term working capital requirements. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. From time to time, we consider and evaluate transactions related to our portfolio and capital structure including debt financings, equity issuances, purchases and sales of assets, and other transactions. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to obtain the capital necessary to meet our short and long-term capital requirements.

As outlined in Note 15, Subsequent Events, to our condensed consolidated financial statements included in this report, subsequent to June 30, 2019, we acquired five franchised clinics for a total consideration of approximately $2.8 million.

Analysis of Cash Flows

Net cash provided by operating activities increased by $2.2 million to $2.8 million for the six months ended June 30, 2019 compared to $0.6 million for the six months ended June 30, 2018. The change was attributable primarily to improved operating income over the prior year period.

Net cash used in investing activities was $2.2 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.  For the six months ended June 30, 2019 this included an acquisition of $30,000, purchases of property and equipment of $1.6 million and reacquisition and termination of regional developer rights of $0.7 million, offset by payments received on notes receivable of $0.1 million. For the six months ended June 30, 2018, this included an acquisition of $0.1 million and purchases of property and equipment of $0.4 million, offset by payments received on notes receivable of $0.1 million.

Net cash provided by financing activities was $0.1 million for both six months ended June 30, 2019 and 2018. For the six months ended June 30, 2019, this included proceeds from the exercise of stock options of $0.2 million, offset by repayments on notes payable of $0.1 million. For the six months ended June 30, 2018, this included proceeds from exercise of stock options of $0.1 million.

Recent Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our management concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the first quarter of 2019, we implemented new controls in connection with our adoption of ASC 842. No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are a party to litigation from time to time.

ITEM 1A. RISK FACTORS

We documented our risk factors in Item 1A of Part I of our Form 10-K for the year ended December 31, 2018. Other than updates to the risk factors identified below, which should be read in conjunction with the risk factors as they appear in such Form 10-K, there have been no material changes to our risk factors since the filing of that report.

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

In February 2019, the North Carolina Board of Chiropractic Examiners delivered notices alleging certain violations to sixteen chiropractors working for clinics in North Carolina for which our franchisees provide management services. We retained legal counsel in this matter, and a preliminary hearing was conducted on February 21, 2019. The North Carolina Board issued its findings to each of the individual chiropractors, which generally included an overall finding that probable cause existed to show that the chiropractors violated one or more of the North Carolina Board’s rules. The findings each also proposed an Informal Settlement Agreement in lieu of proceeding to a full hearing before the North Carolina Board. On April 22, 2019, each of the chiropractors, through their attorneys, delivered to the North Carolina Board notices refuting the North Carolina Board’s findings and seeking revisions to the Settlement Agreement. The North Carolina Board replied with certain counterproposals, and we believe that 13 of the 16 chiropractors have accepted the terms and the remaining 3 chiropractors will be directed by the North Carolina Board to attend a hearing in September 2019.  While the allegations consist primarily of quality of care and advertising issues, it is possible that the actions of the North Carolina Board arise out of concerns related to our business model, and if so, we have no assurance that the North Carolina Board will not pursue other claims against the chiropractors.

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

THE JOINT CORP.

Dated: August 9, 2019	By:	/s/ Peter D. Holt
Peter D. Holt
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2019	By:	/s/ Jake Singleton
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

