Form 10-Q
period 2019-09-30
JOINT Corp
filed 2019-11-08
CIK 1612630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, the registrant had 13,863,085 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)	(as adjusted)
Current assets:
Cash and cash equivalents	$7,826,949	$8,716,874
Restricted cash	169,044	138,078
Accounts receivable, net	1,339,499	806,350
Income taxes receivable	-	-
Notes receivable - current portion	164,640	149,349
Deferred franchise costs - current portion	738,341	611,047
Prepaid expenses and other current assets	1,055,135	882,290
Total current assets	11,293,608	11,303,988
Property and equipment, net	5,698,143	3,658,007
Operating lease right-of-use asset	13,149,467	-
Notes receivable, net of current portion and reserve	2,827	128,723
Deferred franchise costs, net of current portion	3,618,751	2,878,163
Intangible assets, net	3,566,105	1,634,060
Goodwill	4,123,176	3,225,145
Deposits and other assets	326,633	599,627
Total assets	$41,778,710	$23,427,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,682,685	$1,253,274
Accrued expenses	320,821	266,322
Co-op funds liability	169,044	104,057
Payroll liabilities	1,960,536	2,035,658
Notes payable - current portion	1,000,000	1,100,000
Deferred rent - current portion	-	136,550
Operating lease liability - current portion	2,195,852	-
Finance lease liability - current portion	23,656	-
Deferred franchise and regional developer fee revenue - current portion	2,750,944	2,370,241
Deferred revenue from company clinics	2,818,320	2,529,497
Other current liabilities	446,277	477,528
Total current liabilities	13,368,135	10,273,127
Notes payable, net of current portion	-	-
Deferred rent, net of current portion	-	721,730
Operating lease liability - net of current portion	11,798,120	-
Finance lease liability - net of current portion	40,689	-
Deferred franchise and regional developer fee revenue, net of current portion	12,654,095	11,239,221
Deferred tax liability	86,633	76,672
Other liabilities	27,230	389,362
Total liabilities	37,974,902	22,700,112
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,894,621 shares issued and 13,878,859 shares outstanding as of September 30, 2019 and 13,757,200 shares issued and 13,742,530 outstanding as of December 31, 2018	13,895	13,757
Additional paid-in capital	39,253,617	38,189,251
Treasury stock 15,762 shares as of September 30, 2019 and 14,670 shares as of December 31, 2018, at cost	(111,040)	(90,856)
Accumulated deficit	(35,352,764)	(37,384,651)
Total The Joint Corp. stockholders' equity	3,803,708	727,501
Non-controlling Interest	100	100
Total equity	3,803,808	727,601
Total liabilities and stockholders' equity	$41,778,710	$23,427,713

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

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
		(as adjusted)		(as adjusted)
Revenues:
Revenues from company-owned or managed clinics	$6,829,576	$4,853,841	$18,245,940	$14,328,152
Royalty fees	3,447,270	2,588,666	9,737,616	7,283,839
Franchise fees	541,339	457,516	1,405,678	1,254,997
Advertising fund revenue	978,209	736,987	2,797,576	2,083,769
Software fees	514,350	324,250	1,256,711	947,635
Regional developer fees	210,233	142,651	594,615	410,075
Other revenues	205,400	137,776	537,596	384,970
Total revenues	12,726,377	9,241,687	34,575,732	26,693,437
Cost of revenues:
Franchise cost of revenues	1,318,966	1,005,162	3,634,397	2,855,712
IT cost of revenues	107,903	79,545	297,561	252,911
Total cost of revenues	1,426,869	1,084,707	3,931,958	3,108,623
Selling and marketing expenses	1,793,229	1,194,595	5,068,585	3,590,562
Depreciation and amortization	538,372	389,269	1,308,515	1,181,661
General and administrative expenses	8,297,680	6,476,903	22,078,244	18,613,101
Total selling, general and administrative expenses	10,629,281	8,060,767	28,455,344	23,385,324
Net loss on disposition or impairment	29,848	343,255	116,775	594,934
Income (loss) from operations	640,379	(247,042)	2,071,655	(395,444)

Other income (expense):
Bargain purchase gain	-	-	19,298	30,455
Other expense, net	(16,697)	(10,672)	(43,469)	(32,582)
Total other expense	(16,697)	(10,672)	(24,171)	(2,127)

Income (loss) before income tax (expense) benefit	623,682	(257,714)	2,047,484	(397,571)

Income tax (expense) benefit	(6,702)	50,171	(15,597)	107,575

Net income (loss) and comprehensive income (loss)	$616,980	$(207,543)	$2,031,887	$(289,996)

Less: income (loss) attributable to the non-controlling interest	$-	$-	$-	$-

Net income (loss) attributable to The Joint Corp. stockholders	$616,980	$(207,543)	$2,031,887	$(289,996)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.04	$(0.02)	$0.15	$(0.02)
Diluted earnings (loss) per share	$0.04	$(0.02)	$0.14	$(0.02)

Basic weighted average shares	13,846,045	13,727,712	13,798,593	13,646,599
Diluted weighted average shares	14,526,538	13,727,712	14,442,203	13,646,599

Note: The Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018 are unaudited and have been restated to reflect the consolidation of variable interest entities. See Note 1 of “Notes to Condensed Consolidated Financial Statements” under the heading “Prior Period Financial Statement Correction of Immaterial Error” for more details. The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional				Total The Joint Corp.
	Common Stock		Paid In	Treasury Stock		Accumulated	stockholders'	Non-controlling
	Shares	Amount	Capital	Shares	Amount	Deficit	equity	interest	Total
Balances, December 31, 2018 (as adjusted)	13,757,200	$13,757	$38,189,251	14,670	$(90,856)	$(37,384,651)	$727,501	$100	$727,601
Stock-based compensation expense	-	-	536,744	-	-	-	536,744	-	536,744
Issuance of vested restricted stock	38,289	38	(38)	-	-	-	-	-	-
Exercise of stock options	99,132	100	527,660	-	-	-	527,760	-	527,760
Purchases of treasury stock under employee stock plans	-	-	-	1,092	(20,184)	-	(20,184)	-	(20,184)
Net income	-	-	-	-	-	2,031,887	2,031,887	-	2,031,887
Balances, September 30, 2019 (unaudited)	13,894,621	$13,895	$39,253,617	15,762	$(111,040)	$(35,352,764)	$3,803,708	$100	$3,803,808

			Additional				Total The Joint Corp.
	Common Stock		Paid In	Treasury Stock		Accumulated	stockholders'	Non-controlling
	Shares	Amount	Capital	Shares	Amount	Deficit	equity	interest	Total
Balances, December 31, 2017 (as adjusted)	13,600,338	$13,600	$37,229,869	14,084	$(86,045)	$(37,531,345)	$(373,921)	$100	$(373,821)
Stock-based compensation expense	-	-	469,405	-	-	-	469,405	-	469,405
Issuance of vested restricted stock	61,114	62	(62)	-	-	-	-	-	-
Exercise of stock options	86,640	87	298,165	-	-	-	298,252	-	298,252
Purchases of treasury stock under employee stock plans	-	-	-	586	(4,811)	-	(4,811)	-	(4,811)
Net income (loss)	-	-	-	-	-	(289,996)	(289,996)	-	(289,996)
Balances, September 30, 2018 (unaudited)	13,748,092	$13,749	$37,997,377	14,670	$(90,856)	$(37,821,341)	$98,929	$100	$99,029

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

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
		(as adjusted)
Cash flows from operating activities:
Net income (loss)	$2,031,887	$(289,996)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,308,515	1,181,661
Net loss on disposition or impairment	116,775	594,934
Net franchise fees recognized upon termination of franchise agreements	(89,007)	(186,850)
Bargain purchase gain	(19,298)	(30,455)
Deferred income taxes	(1,449)	(136,434)
Stock based compensation expense	536,744	469,405
Changes in operating assets and liabilities:
Accounts receivable	(533,149)	(225,760)
Prepaid expenses and other current assets	(172,845)	(159,891)
Deferred franchise costs	(884,895)	(510,266)
Deposits and other assets	425,851	45,601
Accounts payable	223,210	(225,839)
Accrued expenses	(48,637)	14,628
Payroll liabilities	(75,122)	421,006
Other liabilities	(261,567)	(109,368)
Deferred revenue	2,148,195	1,036,037
Net cash provided by operating activities	4,705,208	1,888,413

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(3,072,332)	(100,000)
Purchase of property and equipment	(2,312,257)	(531,162)
Reacquisition and termination of regional developer rights	(681,500)	(278,250)
Payments received on notes receivable	110,605	210,642
Net cash used in investing activities	(5,955,484)	(698,770)

Cash flows from financing activities:
Payments of finance lease obligation	(16,259)	-
Purchases of treasury stock under employee stock plans	(20,184)	(4,811)
Proceeds from exercise of stock options	527,760	291,532
Repayments on notes payable	(100,000)	-
Net cash provided by financing activities	391,317	286,721

(Decrease) Increase in cash	(858,959)	1,476,364
Cash and restricted cash, beginning of period	8,854,952	4,320,040
Cash and restricted cash, end of period	$7,995,993	$5,796,404

During the nine months ended September 30, 2019 and 2018, cash paid for income taxes was $34,396 and $29,522, respectively. During the nine months ended September 30, 2019 and 2018, cash paid for interest was $75,000 for both periods.

Supplemental disclosure of non-cash activity:

As of September 30, 2019, accounts payable and accrued expenses include property and equipment purchases of $206,201, and $103,136, respectively. As of December 31, 2018, accounts payable and accrued expenses include property and equipment purchases of $121,038, and $1,595, respectively.

In connection with the acquisitions during the nine months ended September 30, 2019, the Company acquired $149,542 of property and equipment and intangible assets of $1,989,169, in exchange for $3,072,332 in cash to the seller.  Additionally, at the time of these transactions, the Company carried net deferred revenue of $36,695, representing net franchise fees collected upon the execution of the franchise agreement.  The Company netted this amount against the purchase price of the acquisitions (Note 2).

In connection with the Company’s reacquisition and termination of regional developer rights during the nine months ended September 30, 2019, the Company had deferred revenue of $44,334 representing license fees collected upon the execution of the regional developer agreements.  The Company netted these amounts against the aggregate purchase price of the acquisitions (Note 8).

During the nine months ended September 30, 2018, the Company had stock option exercise proceeds of $6,720 included in accounts receivable.

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

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Form 10-K, which included all disclosures required by generally accepted accounting principles (“GAAP”) and the “prior period financial statement correction of immaterial error” note below. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position on a consolidated basis and the consolidated results of operations, equity and cash flows for the interim periods presented. The results of operations for the periods ended September 30, 2019 and 2018 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended September 30, 2019 and 2018 is unaudited.

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

Prior Period Financial Statement Correction of Immaterial Error

Certain states in which the Company manages clinics regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. The PCs are VIEs as defined by Accounting Standards Codification 810, Consolidations (“ASC 810”). During the first quarter of 2019, the Company reassessed the governance structure and operating procedures of the PCs and determined that the Company has the power to control certain significant non-clinical activities of the PCs, as defined by ASC 810. Therefore, the Company is the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. Prior to 2019, the Company did not consolidate the PCs. The Company has concluded the previous accounting policy to not consolidate the PCs was an immaterial error and has determined that the PCs should be consolidated. The adjustments resulted in an increase to revenues from company clinics and a corresponding increase to general and administrative expenses. The adjustments had no impact on net income (loss), except when the PCs had sold treatment packages and wellness plans. Revenue from these treatment packages and wellness plans are now deferred and will be recognized when patients use their visits. The Company has corrected this immaterial error by restating the 2018 condensed consolidated financial statements and related notes included herein.

The immaterial impacts of this error correction in the three and nine months ended September 30, 2018 and the fiscal year ended December 31, 2018 are as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Adjustments Due To	Three Months Ended
	September 30, 2018	VIE Consolidation	September 30, 2018
	(as reported)		(as adjusted)
Revenues:
Revenues from company-owned or managed clinics	$3,674,704	1,179,137	$4,853,841
Total revenues	8,062,550	1,179,137	9,241,687
General and administrative expenses	5,242,026	1,234,877	6,476,903
Total selling, general and administrative expenses	6,825,890	1,234,877	8,060,767
Loss from operations	(191,302)	(55,740)	(247,042)

Loss before income tax benefit (expense)	(201,974)	(55,740)	(257,714)

Net loss and comprehensive loss	$(151,803)	(55,740)	$(207,543)

Loss per share:
Basic and diluted loss per share	$(0.01)	(0.01)	$(0.02)

Basic and diluted weighted average shares	13,727,712	-	13,727,712

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended	Adjustments Due To	Nine Months Ended
	September 30, 2018	VIE Consolidation	September 30, 2018
	(as reported)		(as adjusted)
Revenues:
Revenues from company-owned or managed clinics	$10,352,013	3,976,139	$14,328,152
Total revenues	22,717,298	3,976,139	26,693,437
General and administrative expenses	14,973,261	3,639,840	18,613,101
Total selling, general and administrative expenses	19,745,484	3,639,840	23,385,324
Loss from operations	(731,743)	336,299	(395,444)

Other income (expense):
Bargain purchase gain	75,264	(44,809)	30,455
Total other income (expense)	42,682	(44,809)	(2,127)

Loss before income tax benefit (expense)	(689,061)	291,490	(397,571)

Net loss and comprehensive loss	$(581,486)	291,490	$(289,996)

Loss per share:
Basic and diluted loss per share	$(0.04)	0.02	$(0.02)

Basic and diluted weighted average shares	13,646,599	-	13,646,599

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	Adjustments Due To	December 31,
	2018	VIE Consolidation	2018
ASSETS	(as reported)		(as adjusted)
Current assets:
Accounts receivable, net	1,213,707	(407,357)	806,350
Total current assets	11,711,345	(407,357)	11,303,988
Goodwill	2,916,426	308,719	3,225,145
Total assets	$23,526,352	$(98,639)	$23,427,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred revenue from company clinics	994,493	1,535,004	2,529,497
Total current liabilities	8,738,123	1,535,004	10,273,127
Total liabilities	21,165,108	1,535,004	22,700,112
Commitments and contingencies
Equity:
The Joint Corp. stockholders' equity:
Accumulated deficit	(35,750,908)	(1,633,543)	(37,384,451)
Total The Joint Corp. stockholders' equity	2,361,244	(1,633,543)	727,701
Non-controlling Interest	-	(100)	(100)
Total equity	2,361,244	(1,633,643)	727,601
Total liabilities and equity	$23,526,352	$(98,639)	$23,427,713

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of The Joint and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented. The Company consolidates VIEs in which the Company is the primary beneficiary in accordance with ASC 810. Non-controlling interests represent third-party equity ownership interests in VIEs.

All significant inter-affiliate accounts and transactions between The Joint and its VIEs have been eliminated in consolidation. Certain balances were reclassified from regional developer fees to other revenues for the three and nine months ended September 30, 2018 to conform to the current year presentation.

Comprehensive Income (Loss)

Net income (loss) and comprehensive income (loss) are the same for the three and nine months ended September 30, 2019 and 2018.

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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Franchised clinics:	2019	2018	2019	2018
Clinics open at beginning of period	417	365	394	352
Opened during the period	21	10	47	25
Sold during the period	(6)	-	(7)	(1)
Closed during the period	(2)	(1)	(4)	(2)
Clinics in operation at the end of the period	430	374	430	374

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Company-owned or managed clinics:	2019	2018	2019	2018
Clinics open at beginning of period	51	48	48	47
Opened during the period	1	-	4	-
Acquired during the period	6	-	7	1
Closed during the period	-	-	(1)	-
Clinics in operation at the end of the period	58	48	58	48

Total clinics in operation at the end of the period	488	422	488	422

Clinic licenses sold but not yet developed	179	126	179	126
Executed letters of intent for future clinic licenses	29	12	29	12

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

Certain states in which the Company manages clinics regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. In these states, the Company has entered into management services agreements with PCs under which the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. Such PCs are VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because they are liabilities on the PC’s books and the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. During the first quarter of 2019, the Company reassessed the governance structure and operating procedures of the PCs and determined that the Company has the power to control certain significant non-clinical activities of the PCs, as defined by ASC 810, Therefore, the Company is the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. The carrying amount of VIE assets and liabilities are immaterial as of September 30, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of September 30, 2019 and December 31, 2018.

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

Accounts Receivable

Accounts receivable primarily represent amounts due from franchisees for royalty fees. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2019, and December 31, 2018, the Company had an allowance for doubtful accounts of $0.

Deferred Franchise Costs

Deferred franchise costs represent commissions that are direct and incremental to the Company and are paid in conjunction with the sale of a franchise license. These costs are recognized as an expense, in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement.

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

Capitalized Software

The Company capitalizes certain software development costs. These capitalized costs are primarily related to software used by clinics for operations and by the Company for the management of operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized as assets in progress until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Software developed is recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally five years.

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

The Company leases property and equipment under operating and finance leases. The Company leases its corporate office space and the space for each of the company-owned or managed clinic in the portfolio. Determining the lease term and amount of lease payments to include in the calculation of the ROU asset and lease liability for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain and if the optional period and payments should be included in the calculation of the associated ROU asset and liability. In making this determination, all relevant economic factors are considered that would compel the Company to exercise or not exercise an option. When available, the Company uses the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of its leases. In such cases, the Company estimates its incremental borrowing rate as the interest rate it would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease, and in a similar economic environment. The Company estimates these rates using available evidence such as rates imposed by third-party lenders to the Company in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to the Company’s estimated creditworthiness.

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

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the three and nine months ended September 30, 2019 and 2018.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. No impairments of long-lived assets were recorded for the three and nine months ended September 30, 2019 and 2018.

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

Regional Developer Fees. During 2011, the Company established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under the historical program, regional developers paid a license fee for each franchise they received the right to develop within the region. In 2017, the program was revised to grant exclusive geographical territory and establish a minimum development obligation within that defined territory. Regional developer fees paid to the Company are non-refundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. The Company’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services provided by the Company are highly interrelated with the development of the territory and the resulting franchise licenses sold by the regional developer and as such are considered to represent a single performance obligation. In addition, regional developers receive fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur.

The Company entered into one regional developer agreement for the nine months ended September 30, 2019 for which it received approximately $290,000 which was deferred as of the transaction date and will be recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. Certain of these regional developer agreements resulted in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is being recognized over the remaining life of the respective franchise agreements.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $562,516 and $1,658,428 for the three and nine months ended September 30, 2019, respectively. Advertising expenses were $377,679 and $1,259,373 for the three and nine months ended September 30, 2018, respectively.

Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates. Deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to depreciation of property and equipment, amortization of goodwill, accounting for leases and stock-based compensation and treatment of revenue for franchise fees and regional developer fees collected. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the condensed consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of September 30, 2019 and December 31, 2018. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.

The Company's tax returns for tax years subject to examination by tax authorities included 2014 through the current period for state and 2015 through the current period for federal reporting purposes.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by giving effect to all potentially dilutive common shares including preferred stock, restricted stock, and stock options.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
		(as adjusted)		(as adjusted)
Net Income (loss)	$616,980	$(207,543)	$2,031,887	$(289,996)

Weighted average common shares outstanding - basic	13,846,045	13,727,712	13,798,593	13,646,599
Effect of dilutive securities:
Unvested restricted stock and stock options	680,493	-	643,610	-
Weighted average common shares outstanding - diluted	14,526,538	13,727,712	14,442,203	13,646,599

Basic earnings (loss) per share	$0.04	$(0.02)	$0.15	$(0.02)
Diluted earnings (loss) per share	$0.04	$(0.02)	$0.14	$(0.02)

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Weighted average potentially dilutive securities:	2019	2018	2019	2018
Unvested restricted stock	-	-	-	-
Stock options	2,815	-	49,367	-

Stock-Based Compensation

The Company accounts for share-based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. The Company determines the estimated grant-date fair value of restricted shares using the closing price on the date of the grant and the grant-date fair value of stock options using the Black-Scholes-Merton model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company recognizes compensation costs ratably over the period of service using the straight-line method.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for doubtful accounts, share-based compensation arrangements, fair value of stock options, useful lives and realizability of long-lived assets, classification of deferred revenue and revenue recognition related to breakage, classification of deferred franchise costs, calculation of ROU assets and liabilities related to leases, realizability of deferred tax assets, impairment of goodwill and intangible assets and purchase price allocations and related valuations.

Recent Accounting Pronouncements

Accounting Standards Adopted Effective January 1, 2019

On January 1, 2019, the Company adopted ASC 842, which requires lessees to recognize a ROU asset and lease liability on their balance sheet for all leases with terms beyond twelve months. The new standard also requires enhanced disclosures that provide more transparency and information to financial statement users about lease portfolios. Effective January 1, 2019, the Company adopted the requirements of ASC 842 using the modified retrospective approach using the optional transition method and elected to apply the provisions of the standard as of the adoption date rather than the earliest date presented. The consolidated financial statements for the period ended September 30, 2019 are presented under the new standard, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard.

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

Note 2: Acquisitions

On March 18, 2019, the Company entered into an Asset and Franchise Purchase Agreement under which (i) the Company repurchased from the seller one operating franchise in West Covina, California and (ii) the parties agreed to terminate a second franchise agreement for an operating franchise. The Company operates the remaining franchise as a company-managed clinic. The total purchase price for the transaction was $30,000, less $3,847 of net deferred revenue resulting in total purchase consideration of $26,153.

On July 9, 2019, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller one operating franchise in Phoenix, Arizona. The Company operates the franchise as a company-owned clinic. The total purchase price for the transaction was $400,000, less $9,835 of net deferred revenue resulting in total purchase consideration of $390,165.

On July 17, 2019, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller three operating franchises in Savannah, Georgia, Pooler, Georgia and Bluffton, South Carolina. The Company operates the franchises as company-owned clinics. The total purchase price for the transaction was $1,604,918, less $13,449 of net deferred revenue resulting in total purchase consideration of $1,591,469.

On August 1, 2019, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller one operating franchise in Sayebrook, South Carolina. The Company operates the franchise as a company-owned clinic. The total purchase price for the transaction was $727,414, less $5,236 of net deferred revenue resulting in total purchase consideration of $722,178.

On August 15, 2019, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller one operating franchise in Chula Vista, California. The Company operates the franchise as a company-managed clinic. The total purchase price for the transaction was $310,000, less $4,328 of net deferred revenue resulting in total purchase consideration of $305,672.

Purchase Price Allocation

The following summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed during 2019 as of the acquisition date:

Property and equipment	$149,542
Operating lease right-of-use asset	1,219,244
Intangible assets	1,989,169
Total assets acquired	3,357,955
Goodwill	898,031
Deferred revenue	(123,254)
Operating lease liability - current portion	(208,226)
Operating lease liability - net of current portion	(858,161)
Deferred tax liability	(11,410)
Bargain purchase gain	(19,298)
Net purchase price	$3,035,637

Intangible assets in the table above consist of reacquired franchise rights of $1,479,794 amortized over an estimated useful life of three to four years and customer relationships of $509,375 amortized over an estimated useful life of two years.

Goodwill was established due primarily to synergies and benefits expected to be gained from leveraging the Company’s existing operations and infrastructures, as well as the expected associated revenue and cash flow projections. Goodwill has been allocated to the Company’s Corporate Clinics segment based on such expected benefits. Goodwill related to the acquisition is expected to be deductible for income tax purposes over the next 15 years. The purchase price allocation is preliminary, and the Company expects to finalize the allocation during the fourth quarter of 2019.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three and nine months ended September 30, 2019 and 2018 as if the acquisitions in 2019 had been completed on January 1, 2018.

	Pro Forma for the Three Months Ended		Pro Forma for the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues, net	$12,898,252	$9,950,098	$35,995,375	$28,876,720
Net income (loss)	$596,980	$(266,524)	$1,837,801	$(424,422)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions had been completed on that date. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2018 and 2019 prior to the acquisitions is included based on prior accounting records maintained by the acquired clinics. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisition. For 2018, this information includes actual data recorded in the Company’s financial statements for the period subsequent to the date of the acquisition. The Company’s condensed consolidated statements of operations for the three months ended September 30, 2019 include net revenue and net loss of approximately $489,000 and $1,000, respectively, attributable to the acquisitions. The Company’s consolidated statements of operations for the nine months ended September 30, 2019 include net revenue and net loss of approximately $562,000 and $14,000, respectively, attributable to the acquisitions.

The pro forma amounts included in the table above reflect the application of accounting policies and adjustment of the results of the clinics to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from January 1, 2018. The pro forma earnings do not include adjustments related to acquisition-related costs incurred in 2019, which were not material.

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

Disaggregation of Revenue

The Company believes that the captions contained on the condensed consolidated statements of operations appropriately reflect the disaggregation of its revenue by major type for the three and nine months ended September 30, 2019 and 2018. Other revenues primarily consist of merchant income associated with credit card transactions.

Rollforward of Contract Liabilities and Contract Assets

Changes in the Company's contract liability for deferred franchise and regional development fees during the nine months ended September 30, 2019 were as follows (in thousands):

Deferred Revenue
short and long-term
Balance at December 31, 2018	$13,609
Recognized as revenue during the nine months ended September 30, 2019	(2,000)
Fees received and deferred during the nine months ended September 30, 2019	3,796
Balance at September 30, 2019	$15,405

Changes in the Company's contract assets for deferred franchise costs during the nine months ended September 30, 2019 are as follows (in thousands):

Deferred Franchise Costs
short and long-term
Balance at December 31, 2018	$3,489
Recognized as cost of revenue during the nine months ended September 30, 2019	(528)
Costs incurred and deferred during the nine months ended September 30, 2019	1,396
Balance at September 30, 2019	$4,357

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2019 (in thousands):

Contract liabilities expected to be recognized in	Amount
2019 (remainder)	$692
2020	2,749
2021	2,630
2022	2,211
2023	1,862
Thereafter	5,261
Total	$15,405

Note 4. Restricted Cash

The table below reconciles the cash and cash equivalents balance and restricted cash balances from The Company’s condensed consolidated balance sheet to the amount of cash reported on the condensed consolidated statement of cash flows:

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$7,826,949	$8,716,874
Restricted cash	169,044	138,078
Total cash, cash equivalents and restricted cash	$7,995,993	$8,854,952

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

Effective September 22, 2017, the Company entered into a regional developer and asset purchase agreement for certain territories in Minnesota in exchange for $228,293, of which $119,147 was funded through a promissory note. The note bears interest at 10% per annum for 36 months and requires monthly principal and interest payments over 36 months, beginning October 1, 2017 and maturing on September 1, 2020. The note was secured by the regional developer rights in the territory. The note was paid in full on September 28, 2018.

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

The net outstanding balances of the notes as of September 30, 2019 and December 31, 2018 were $196,053 and $278,072, respectively. Allowance reserve on the outstanding notes as of September 30, 2019 was $28,586. Maturities of notes receivable as of September 30, 2019 are as follows:

2019 (remaining)	$40,243
2020	137,124
2021	9,600
2022	9,086
Total	$196,053

Note 6: Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2019	2018

Office and computer equipment	$1,440,985	$1,243,104
Leasehold improvements	6,062,235	5,407,915
Software developed	1,193,007	1,145,742
Finance lease assets	80,604	-
	8,776,831	7,796,761
Accumulated depreciation and amortization	(5,437,237)	(4,909,002)
	3,339,594	2,887,759
Construction in progress	2,358,549	770,248
Property and equipment, net	$5,698,143	$3,658,007

Depreciation expense was $195,304 and $595,719 for the three and nine months ended September 30, 2019, respectively. Depreciation expense was $258,007 and $806,625 for the three and nine months ended September 30, 2018, respectively.

Amortization expense related to finance lease assets was $6,169 and $18,506 for the three and nine months ended September 30, 2019, respectively.

Construction in progress at September 30, 2019 and December 31, 2018 principally relate to development costs for a software to be used by clinics for operations and by the Company for the management of operations.

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

As of September 30, 2019, and December 31, 2018, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.

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

Intangible assets consist of the following:

	As of September 30, 2019
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Intangible assets subject to amortization:
Reacquired franchise rights	$3,237,794	$(1,223,225)	$2,014,569
Customer relationships	1,254,375	(796,025)	458,350
Reacquired development rights	2,050,482	(957,296)	1,093,186
	$6,542,651	$(2,976,546)	$3,566,105

	As of December 31, 2018
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Intangible assets subject to amortization:
Reacquired franchise rights	$1,758,000	$(921,138)	$836,862
Customer relationships	745,000	(717,498)	27,502
Reacquired development rights	1,413,316	(643,620)	769,696
	$3,916,316	$(2,282,256)	$1,634,060

Amortization expense related to the Company’s intangible assets was $336,899 and $694,290 for the three and nine months ended September 30, 2019, respectively. Amortization expense was $131,262 and $375,036 for the three and nine months ended September 30, 2018, respectively.

Estimated amortization expense for 2019 and subsequent years is as follows:

2019 (remainder)	$355,608
2020	1,405,942
2021	1,209,621
2022	537,557
2023	57,377
Total	$3,566,105

Note 9: Debt

Notes Payable

During 2016, the Company issued two notes payable totaling $186,000 as a portion of the consideration paid in connection with the Company’s various acquisitions. Interest rates for both notes were 4.25% with maturities through May 2017. As of December 31, 2018, there was one outstanding note with a balance of $100,000 which was paid in February 2019.

Credit and Security Agreement

On January 3, 2017, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) and signed a revolving credit note payable to the lender. Under the Credit Agreement, the Company is able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans is at a rate equal to 10% per annum, provided that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest is due and payable on the last day of each fiscal quarter in an amount determined by the Company, but not less than $25,000. The Credit Agreement terminates in December 2019, unless sooner terminated in accordance with the provisions of the Credit Agreement. The Credit Agreement is collateralized by the assets in the Company’s company-owned or managed clinics. The Company is using the credit facility for general working capital needs. As of September 30, 2019 and December 31, 2018, the Company had drawn $1,000,000 of the $5,000,000 available under the Credit Agreement.

As of September 30, 2019, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement.

Note 10: Stock-Based Compensation

The Company grants stock-based awards under its 2014 Incentive Stock Plan (the “2014 Plan”) and the 2012 Stock Plan (the “2012 Plan”). The 2014 Plan replaced the 2012 Plan, but the 2012 plan remains in effect for the administration of awards made prior to its replacement by the 2014 Plan. The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

The Company may grant the following types of incentive awards under the 2014 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2014 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, and such other terms and conditions as the plan committee determines. Awards granted under the 2014 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s Consolidated Balance Sheets.

Stock Options

The Company’s closing price on the date of grant is the basis of fair value of its common stock used in determining the value of share-based awards. To the extent the value of the Company’s share-based awards involves a measure of volatility, the Company historically relied on the volatilities from publicly-traded companies with similar business models as its common stock lacked enough trading history for it to utilize its own historical volatility. Effective July 1, 2019, the Company uses historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. The Company uses the simplified method to calculate the expected term of stock option grants to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. Accordingly, the expected life of the options granted is based on the average of the vesting term, which is generally four years and the contractual term, which is generally ten years. The Company will continue to evaluate the appropriateness of utilizing such method. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term.

The Company has computed the fair value of all options granted during the nine months ended September 30, 2019 and 2018, using the following assumptions:

	Nine Months Ended September 30,
	2019			2018
Expected volatility	35%	to	55%		35%
Expected dividends		None			None
Expected term (years)		7			7
Risk-free rate	1.89%	to	2.61%	2.53%	to	2.90%
Forfeiture rate		20%			20%

The information below summarizes the stock options activity:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual Life
	Shares	Price	(Years)
Outstanding at December 31, 2017	1,003,916	$4.18	8.1
Granted	145,792	7.00
Exercised	(95,162)	3.48
Cancelled	(67,855)	3.37
Outstanding at December 31, 2018	986,691	$4.72	6.8
Granted	65,759	12.31
Exercised	(99,132)	5.32
Cancelled	-	-
Outstanding at September 30, 2019	953,318	$5.19	6.8
Exercisable at September 30, 2019	557,588	$4.48	6.1

The aggregate intrinsic value of the Company’s stock options outstanding and expected to vest was $11,817,136 at September 30, 2019.

The aggregate intrinsic value of the Company’s stock options exercisable was $7,879,967 at September 30, 2019.

For the three and nine months ended September 30, 2019, stock-based compensation expense for stock options was $110,367 and $307,017, respectively.  For the three and nine months ended September 30, 2018, stock-based compensation expense for stock options was $62,951 and $271,764, respectively. Unrecognized stock-based compensation expense for stock options as of September 30, 2019 was $840,547, which is expected to be recognized ratably over the next 2.7 years.

Restricted Stock

Restricted stocks granted to employees generally vest in four equal annual installments. Restricted stocks granted to non-employee directors typically vest in full one year after the date of grant.

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares
Non-vested at December 31, 2018	51,134
Granted	26,131
Vested	(38,289)
Cancelled	-
Non-vested at September 30, 2019	38,976

For the three and nine months ended September 30, 2019, stock-based compensation expense for restricted stock was $75,653 and $229,727, respectively. For the three and nine months ended September 30, 2018, stock-based compensation expense for restricted stock was $59,825 and $197,641, respectively.

Unrecognized stock-based compensation expense for restricted stock awards as of September 30, 2019 was $393,653, which is expected to be recognized ratably over the next 2.1 years.

Note 11: Income Taxes

During the three and nine months ended September 30, 2019, the Company recorded income tax expense of approximately $6,700 and $16,000, respectively. The Company’s effective tax rate differs from the federal statutory tax rate due to permanent differences, state taxes and changes in the valuation allowance.

During the three and nine months ended September 30, 2018, the Company recorded income tax benefits of approximately $50,000 and $108,000, respectively. The Company’s effective tax rate differs from the federal statutory tax rate due to permanent differences, state taxes and changes in the valuation allowance.

Note 12: Related Party Transactions

The Company entered into a service agreement with a certain common stockholder related to legal services performed for the operations and transaction related activities of the Company. Amounts paid to or for the benefit of this stockholder was approximately $40,000 and $221,000 for the three and nine months ended September 30, 2019, respectively. Amounts paid to or for the benefit of this stockholder was approximately $78,000 and $194,000 for the three and nine months ended September 30, 2018, respectively.

Note 13: Commitments and Contingencies

Leases

The table below summarizes the components of lease expense and income statement location for the three and nine months ended September 30, 2019:

	Line Item in the Company’s Consolidated Statements of Operations	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Finance lease costs:
Amortization of assets	Depreciation and amortization	$6,169	$18,506
Interest on lease liabilities	Other expense, net	1,642	5,331
Total finance lease costs		7,811	23,837
Operating lease costs	General and administrative expenses	$855,962	$2,292,191
Total lease costs		$863,773	$2,316,028

Supplemental information and balance sheet location related to leases is as follows:

September 30, 2019

Operating Leases:
Operating lease right-of -use asset	$13,149,467

Operating lease liability - current portion	$2,195,852
Operating lease liability - net of current portion	11,798,120
Total operating lease liability	$13,993,972

Finance Leases:
Property and equipment, at cost	$80,604
Less accumulated amortization	(18,506)
Property and equipment, net	$62,098

Finance lease liability - current portion	$23,656
Finance lease liability - net of current portion	40,689
Total finance lease liabilities	$64,345

Weighted average remaining lease term (in years):
Operating leases	5.5
Finance lease	2.5

Weighted average discount rate:
Operating leases	8.8%
Finance leases	10.0%

Supplemental cash flow information related to leases is as follows:

Nine Months Ended September 30, 2019

Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,233,149
Operating cash flows from finance leases	5,331
Financing cash flows from finance leases	16,259

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$4,501,092
Finance lease	80,604

Maturities of lease liabilities as of September 30, 2019 are as follows:

	Operating Leases	Finance Lease
2019 (remainder)	$781,278	$7,197
2020	3,353,552	28,786
2021	3,427,714	28,786
2022	3,310,735	7,676
2023	2,595,136	-
Thereafter	4,215,956	-
Total lease payments	$17,684,371	$72,445
Less: Imputed interest	(3,690,399)	(8,100)
Total lease obligations	13,993,972	64,345
Less: Current obligations	(2,195,852)	(23,656)
Long-term lease obligation	$11,798,120	$40,689

The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASC 842 are as follows:

Operating Leases
2019	$2,630,443
2020	$2,406,645
2021	2,299,887
2022	2,195,077
2023	1,474,396
Thereafter	2,772,575
Total lease payments	$13,779,023

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

The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of September 30, 2019, the Company operated or managed 58 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of September 30, 2019, the franchise system consisted of 430 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for the Company’s two operating business segments (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
		(as adjusted)		(as adjusted)
Revenues:
Corporate clinics	$6,830	$4,854	$18,246	$14,328
Franchise operations	5,896	4,388	16,330	12,365
Total revenues	$12,726	$9,242	$34,576	$26,693

Segment operating income:
Corporate clinics	$821	$385	$2,225	$801
Franchise operations	2,875	2,130	7,895	5,919
Total segment operating income	$3,696	$2,515	$10,120	$6,720

Depreciation and amortization:
Corporate clinics	$490	$276	$1,156	$824
Franchise operations	-	-	-	-
Corporate administration	48	113	153	358
Total depreciation and amortization	$538	$389	$1,309	$1,182

Reconciliation of total segment operating income (loss) to consolidated earnings (loss) before income taxes (in thousands):

Total segment operating income (loss)	$3,696	$2,515	$10,120	$6,720
Unallocated corporate	(3,056)	(2,762)	(8,048)	(7,115)
Consolidated income (loss) from operations	640	(247)	2,072	(395)
Bargain purchase gain	-	-	19	30
Other income (expense), net	(17)	(11)	(43)	(32)
Income (loss) before income tax (expense) benefit	$623	$(258)	$2,048	$(397)

	September 30,	December 31,
	2019	2018
Segment assets:		(as adjusted)
Corporate clinics	$25,223	$8,828
Franchise operations	5,411	4,455
Total segment assets	$30,634	$13,283

Unallocated cash and cash equivalents and restricted cash	$7,996	$8,855
Unallocated property and equipment	2,086	487
Other unallocated assets	1,063	803
Total assets	$41,779	$23,428

“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.

Note 15: Subsequent Events

In October 2019, the Company acquired one franchised clinic for total consideration of approximately $55,000. Additional disclosures required by Accounting Standards Codification 805 - Business Combinations, with respect to the acquisition have been omitted because the information needed for the disclosures is not currently available due to the close proximity of closing of this transaction with the date these financial statements are being issued. The purchase price will be allocated among the net assets of the clinic acquired as appropriate, with the remaining balance being reported as goodwill or bargain purchase.

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

Key Performance Measures.  We receive monthly performance reports from our system and our clinics which include key performance indicators per clinic including gross sales, comparable same-store sales growth, or “Comp Sales,” number of new patients, conversion percentage, and member attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales, and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. System-wide sales include sales at all clinics, whether operated by us or by franchisees. While franchised sales are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base.

Key Clinic Development Trends.   As of September 30, 2019, we and our franchisees operated 488 clinics, of which 430 were operated by franchisees and 58 were operated as company-owned or managed clinics. Of the 58 company-owned or managed clinics, 20 were constructed and developed by us, and 38 were acquired from franchisees.

Our current strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy, and reinitiate our efforts to expand our corporate clinic portfolio within clustered locations in a deliberate and measured manner. The number of franchise licenses sold for the year ended December 31, 2018 increased to 99 licenses, up from 37 and 22 licenses for the years ended December 31, 2017 and 2016, respectively. We ended the first nine months of 2019 with 21 regional developers who were responsible for 93% of the 103 licenses sold during the period. The growth reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.

In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics and opening of greenfield units. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. As of September 30, 2019, we opened four greenfield units, executed four leases for future greenfield clinic locations, and had 13 additional letters-of-intent in place for further greenfield expansion.

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

Significant Events and/or Recent Developments

We continue to deliver on our strategic initiatives and to progress toward sustained profitability.

For the three months ended September 30, 2019:

-	Comp Sales of clinics that have been open for at least 13 full months increased 23%.
-	Comp Sales for mature clinics open 48 months or more increased 17%.

For the nine months ended September 30, 2019:

-	System-wide sales for all clinics open for any amount of time grew 33% to $157.9 million.
-	We opened 47 new franchised clinics and four company-owned or managed greenfields for a total of 51 units.

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

For the nine months ended September 30, 2019, we acquired seven clinics for approximately $3.1 million and constructed and developed four new corporate clinics.

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

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2019 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018, except as outlined in Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report as it relates to revenue recognition under Accounting Standards Codification 606 – Revenue from Contracts with Customers (“ASC 606”) and leases under Accounting Standards Codification 842 – Leases (“ASC 842”). In addition, we have restated prior period financial statements as discussed below.

Results of Operations

The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.

Prior Period Financial Statement Correction of Immaterial Error

Certain states in which we manage clinics regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. The PCs are variable interest entities (“VIEs”) as defined by Accounting Standards Codification 810, Consolidations (“ASC 810”). During the first quarter of 2019, we reassessed the governance structure and operating procedures of the PCs and determined that we have the power to control certain significant non-clinical activities of the PCs, as defined by ASC 810. Therefore, we are the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. Prior to 2019, we did not consolidate the PCs. We have concluded the previous accounting policy to not consolidate the PCs was an immaterial error and have determined that the PCs should be consolidated. The adjustments will result in an increase to revenues from company clinics and a corresponding increase to general and administrative expenses. This will have no impact on net income (loss), except when the PC has sold treatment packages and wellness plans. Revenue from these treatment packages and wellness plans are now deferred and will be recognized when patients use their visits. We have corrected these immaterial errors by restating the 2018 condensed consolidated financial statements as presented below.

Total Revenues - three months ended September 30, 2019 compared with three months ended September 30, 2018

Components of revenues were as follows:

	Three Months Ended
	September 30,
	2019	2018	Change from Prior Year	Percent Change from Prior Year
Revenues:		(as adjusted)

Revenues from company-owned or managed clinics	$6,829,576	$4,853,841	$1,975,735	40.7%
Royalty fees	3,447,270	2,588,666	858,604	33.2%
Franchise fees	541,339	457,516	83,823	18.3%
Advertising fund revenue	978,209	736,987	241,222	32.7%
IT related income and software fees	514,350	324,250	190,100	58.6%
Regional developer fees	210,233	142,651	67,582	47.4%
Other revenues	205,400	137,776	67,624	49.1%

Total revenues	$12,726,377	$9,241,687	$3,484,690	37.7%

Consolidated Results

•	Total revenues increased by $3.5 million, primarily due to the continued revenue growth and expansion of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of corporate-owned or managed clinics portfolio.

Franchise Operations

•	Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of September 30, 2019, and 2018, there were 430 and 374 franchised clinics in operation, respectively.

•	Regional developer fees increased due to the sale of additional regional developer territories and the related revenue recognition over the term of the regional developer agreement.

•	Software fees revenue increased due to an increase in our franchise clinic base and the related revenue recognition over the term of the franchise agreement as described above.

Total Revenues - Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

Components of revenues were as follows:

	Nine Months Ended
	September 30,
	2019	2018	Change from Prior Year	Percent Change from Prior Year
Revenues:		(as adjusted)

Revenues from company-owned or managed clinics	$18,245,940	$14,328,152	$3,917,788	27.3%
Royalty fees	9,737,616	7,283,839	2,453,777	33.7%
Franchise fees	1,405,678	1,254,997	150,681	12.0%
Advertising fund revenue	2,797,576	2,083,769	713,807	34.3%
Software fees	1,256,711	947,635	309,076	32.6%
Regional developer fees	594,615	410,075	184,540	45.0%
Other revenues	537,596	384,970	152,626	39.6%

Total revenues	$34,575,732	$26,693,437	$7,882,295	29.5%

The reasons for the significant changes in our components of total revenues were as follows:

Consolidated Results

•	Total revenues increased by $7.9 million, primarily due to the continued revenue growth and expansion of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base.

Corporate Clinics

•	Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of corporate-owned or managed clinics portfolio.

Franchise Operations

•	Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of September 30, 2019, and 2018, there were 430 and 374 franchised clinics in operation, respectively.

•	Regional developer fees increased due to the sale of additional regional developer territories and the related revenue recognition over the term of the regional developer agreement.

•	Software fees revenue increased due to an increase in our franchise clinic base and the related revenue recognition over the term of the franchise agreement as described above.

Cost of Revenues

Cost of Revenues	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$1,426,869	$1,084,707	$342,162	31.5%
Nine Months Ended September 30,	3,931,958	3,108,623	823,335	26.5%

For the three months ended September 30, 2019, as compared with the three months ended September 30, 2018, the total cost of revenues increased primarily due to an increase in regional developer royalties of $0.3 million, which is in line with an increase in franchise royalty revenues of approximately 33%, coupled with a larger portion of our franchise base operating in regional developer territories.

For the nine months ended September 30, 2019, as compared with the nine months ended September 30, 2018, the total cost of revenues increased primarily due to an increase in regional developer royalties of $0.7 million, which is in line with an increase in franchise royalty revenues of approximately 34%, coupled with a larger portion of our franchise base operating in regional developer territories.

Selling and Marketing Expenses

Selling and Marketing Expenses	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$1,793,229	$1,194,595	$598,634	50.1%
Nine Months Ended September 30,	5,068,585	3,590,562	1,478,023	41.2%

Selling and marketing expenses increased for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, driven by an increase in advertising fund expenditures from a larger franchise base and an increase in local marketing expenditures by the company-owned or managed clinics.

Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$538,372	$389,269	$149,103	38.3%
Nine Months Ended September 30,	1,308,515	1,181,661	126,854	10.7%

Depreciation and amortization expenses increased for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, primarily due to the amortization of intangibles related to the 2019 acquisitions.

General and Administrative Expenses

General and Administrative Expenses	2019	2018	Change from Prior Year	Percent Change from Prior Year
		(as adjusted)

Three Months Ended September 30,	$8,297,680	$6,476,903	$1,820,777	28.1%
Nine Months Ended September 30,	22,078,244	18,613,101	3,465,143	18.6%

General and administrative expenses increased during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, primarily due to an increase in payroll and related expenses to support continued clinic count and revenue growth. As a percentage of revenue, general and administrative expenses during the three and nine months ended September 30, 2019 were 65% and 64%, respectively, compared to the three and nine months ended September 30, 2018 of 70% and 70%, respectively, reflecting improved leverage of our operating model.

Profit (Loss) from Operations - Three Months Ended September 30, 2019

Profit (Loss) from Operations	2019	2018	Change from Prior Year	Percent Change from Prior Year
		(as adjusted)

Three Months Ended September 30,	$640,379	$(247,042)	$887,421	359.2%

Consolidated Results

Consolidated profit (loss) from operations increased by $0.9 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily driven by the improved operating income in both the corporate clinics and the franchise operations segments, partially offset by increased expenses in the unallocated corporate segment discussed below.

Corporate Clinics

Our corporate clinics segment had income from operations of $0.8 million for the three months ended September 30, 2019, an increase of $0.4 million compared to income from operations of $0.4 million for the prior year period. The increase was primarily due to:

•	An increase in revenues of $2.0 million from company-owned or managed clinics; partially offset by

•	A $1.6 million increase in operating expenses, primarily in general and administrative expenses. Increase in general and administrative expenses is primarily driven by an increase in payroll-related expenses due to a higher head count.

Franchise Operations

Our franchise operations segment had income from operations of $2.9 million for the three months ended September 30, 2019, an increase of $0.8 million, compared to net income from operations of $2.1 million for the prior year period. This increase was primarily due to:

•	An increase of $1.5 million in total revenues; partially offset by

•	An increase of $0.3 million in cost of revenues primarily due to an increase in regional developer royalties and an increase of $0.4 million in operating expenses, primarily due to an increase in selling and marketing expenses resulting from a larger franchise base.

Unallocated Corporate

Unallocated corporate expenses for the three months ended September 30, 2019 increased by $0.3 million compared to the prior year period, primarily due to the higher payroll related expenses due to increased head count.

Profit (Loss) from Operations - Nine Months Ended September 30, 2019

Profit (Loss) from Operations	2019	2018	Change from Prior Year	Percent Change from Prior Year
		(as adjusted)

Nine Months Ended September 30,	2,071,655	(395,444)	2,467,099	623.9%

Consolidated Results

Consolidated profit (loss) from operations increased by $2.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the improved operating income in both the corporate clinics and the franchise operations segments, partially offset by increased expenses in the unallocated corporate segment discussed below.

Corporate Clinics

Our corporate clinics segment had income from operations of $2.2 million for the nine months ended September 30, 2019, an increase of $1.4 million compared to income from operations of $0.8 million for the prior year period. The increase was primarily due to:

•	An increase in revenues of $3.9 million from company-owned or managed clinics; partially offset by

•	A $2.5 million increase in operating expenses, primarily in general and administrative expenses. Increase in general and administrative expenses is primarily driven by an increase in payroll-related expenses due to a higher head count.

Franchise Operations

Our franchise operations segment had income from operations of $7.9 million for the nine months ended September 30, 2019, an increase of $2.0 million, compared to net income from operations of $5.9 million for the prior year period. This increase was primarily due to:

•	An increase of $4.0 million in total revenues; partially offset by

•	An increase of $0.8 million in cost of revenues primarily due to an increase in regional developer royalties and an increase of $1.2 million in operating expenses, primarily due to an increase in selling and marketing expenses resulting from a larger franchise base.

Unallocated Corporate

Unallocated corporate expenses for the nine months ended September 30, 2019 increased by $0.9 million compared to the prior year period, primarily due to: i) $0.9 million of higher general and administrative expenses mostly due to higher payroll related expenses and ii) $0.2 million of higher selling and marketing expenses. These negative impacts were partially offset by the lower depreciation and amortization expense of $0.2 million.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2019, we had cash and short-term bank deposits of $7.8 million. We provided $4.7 million of cash flow from operating activities in the nine months ended September 30, 2019. We will continue to preserve cash, and while we have resumed the acquisition and development of company-owned or managed clinics, we intend to progress at a measured pace and target geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertisement and marketing and attain general corporate and administrative operating efficiencies.

In January 2017, we executed a Credit and Security Agreement which provided a credit facility up to $5.0 million. We have drawn $1.0 million under the credit facility. See Note 9 to our condensed consolidated financial statements included in this report for additional discussion of the credit facility.

In addition to $7.8 million of unrestricted cash on hand as of September 30, 2019, our principal sources of liquidity are expected to be cash flows from operations, proceeds from debt financings or equity issuances, and/or proceeds from the sale of assets. We expect our available cash and cash flows from operations, debt financings or equity issuances, or proceeds from the sale of assets to be sufficient to fund our short-term working capital requirements. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. From time to time, we consider and evaluate transactions related to our portfolio and capital structure including debt financings, equity issuances, purchases and sales of assets, and other transactions. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to obtain the capital necessary to meet our short and long-term capital requirements.

As outlined in Note 15, Subsequent Events, to our condensed consolidated financial statements included in this report, subsequent to September 30, 2019, we acquired one franchised clinic for total consideration of approximately $55,000.

Analysis of Cash Flows

Net cash provided by operating activities increased by $2.8 million to $4.7 million for the nine months ended September 30, 2019 compared to $1.9 million for the nine months ended September 30, 2018. The change was attributable primarily to improved operating income over the prior year period.

Net cash used in investing activities was $5.9 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively.  For the nine months ended September 30, 2019 this included acquisitions of $3.1 million, purchases of property and equipment of $2.3 million and reacquisition and termination of regional developer rights of $0.7 million, offset by payments received on notes receivable of $0.1 million. For the nine months ended September 30, 2018, this included an acquisition of $0.1 million, purchases of property and equipment of $0.5 million, and reacquisition and termination of regional developer rights of $0.3 million, offset by payments received on notes receivable of $0.2 million.

Net cash provided by financing activities was $0.4 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, this included proceeds from the exercise of stock options of $0.5million, offset by repayments on notes payable of $0.1 million. For the nine months ended September 30, 2018, this included proceeds from exercise of stock options of $0.3 million.

Recent Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our management concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the first quarter of 2019, we implemented new controls in connection with our adoption of ASC 842. No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2019, the North Carolina Board of Chiropractic Examiners delivered notices alleging certain violations to nineteen chiropractors working for clinics in North Carolina for which our franchisees provide management services. We retained legal counsel in this matter, and a preliminary hearing was conducted on February 21, 2019. The North Carolina Board issued its findings to each of the individual chiropractors, which generally included an overall finding that probable cause existed to show that the chiropractors violated one or more of the North Carolina Board’s rules. The findings each also proposed an Informal Settlement Agreement in lieu of proceeding to a full hearing before the North Carolina Board. On April 22, 2019, each of the chiropractors, through their attorneys, delivered to the North Carolina Board notices refuting the North Carolina Board’s findings and seeking revisions to the Settlement Agreement. The North Carolina Board replied with certain counterproposals, and 13 of the 16 chiropractors have accepted the terms. The remaining 3 chiropractors will be required by the North Carolina Board to attend a hearing, which we expect to be scheduled toward the end of 2019 or early in 2020.  While the allegations consist primarily of quality of care and advertising issues, it is possible that the actions of the North Carolina Board arise out of concerns related to our business model, and if so, we have no assurance that the North Carolina Board will not pursue other claims against the chiropractors.

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

THE JOINT CORP.

Dated: November 8, 2019	By:	/s/ Peter D. Holt
Peter D. Holt
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2019	By:	/s/ Jake Singleton
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

