Form 10-K
period 2019-12-31
JOINT Corp
filed 2020-03-06
CIK 1612630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission File Number: 001-36724
The Joint Corp.
(Exact name of registrant as specified in its charter)

Delaware	90-0544160
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

16767 North Perimeter Drive, Suite 110, Scottsdale, Arizona	85260
(Address of Principal Executive Offices)	(Zip Code)
(480) 245-5960
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Trading
Title Of Each Class	Symbol(s)	Name Of Each Exchange On Which Registered
Common Stock, $0.001 Par Value Per Share	JYNT	The NASDAQ Capital Market LLC
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $236.4 million as of June 28, 2019 based on the closing sales price of the common stock on the NASDAQ Capital Market.
There were 13,882,932 shares of the registrant’s common stock outstanding as of March 3, 2020.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement relating to its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements and Terminology
The information in this Annual Report on Form 10-K, or this Form 10-K, including this discussion under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Item 1A of this Form 10-K. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-K. You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.  Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•we may not be able to successfully implement our growth strategy if we or our franchisees are unable to locate and secure appropriate sites for clinic locations, obtain favorable lease terms, and attract patients to our clinics;
•we have limited experience operating company-owned or managed clinics, and we may not be able to duplicate the success of some of our franchisees;
•we may not be able to acquire operating clinics from existing franchisees or develop company-owned or managed clinics on attractive terms;
•we may fail to successfully design and maintain our proprietary and third-party management information systems or implement new systems;
•we may fail to properly maintain the integrity of our data or to strategically implement, upgrade or consolidate existing information systems;
•As we increase the number of franchisee acquisitions that we make, it could disrupt our business and harm our financial condition;
•we may not be able to continue to sell regional developer licenses to qualified regional developers or sell franchises to qualified franchisees, and our regional developers and franchisees may not succeed in developing profitable territories and clinics;
•we may not be able to identify, recruit and train enough qualified chiropractors to staff our clinics;
•new clinics may not reach the point of profitability, and we may not be able to maintain or improve revenues and franchise fees from existing franchised clinics;
•the chiropractic industry is highly competitive, with many well-established independent competitors, which could prevent us from increasing our market share or result in reduction in our market share;
•major public health concerns, including the outbreak of the coronavirus, may adversely affect revenue at our clinics and disrupt financial markets, adversely affecting our stock price;
•administrative actions and rulings regarding the corporate practice of medicine and joint employer responsibility may jeopardize our business model;

•we may face negative publicity or damage to our reputation, which could arise from concerns expressed by opponents of chiropractic and by chiropractors operating under traditional service models;
•our security systems may be breached, and we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain patients;
•legislation, regulations, as well as new medical procedures and techniques could reduce or eliminate our competitive advantages; and
•we face increased costs as a result of being a public company.
Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.
As used in this Form 10-K:
•“we,” “us,” and “our” refer to The Joint Corp., its variable interest entities (“VIEs”), and, its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, collectively.
•a “clinic” refers to a chiropractic clinic operating under our “Joint” brand, which may be (i) owned by a franchisee, (ii) owned by a professional corporation or limited liability company and managed by a franchisee; (iii) owned directly by us; or (iv) owned by a professional corporation or limited liability company and managed by us.
•when we identify an “operator” of a clinic, a party that is “operating” a clinic, or a party by whom a clinic is “operated,” we are referring to the party that operates all aspects of the clinic in certain jurisdictions, and to the party that manages all aspects of the clinic other than the practice of chiropractic in certain other jurisdictions.
•when we describe our acquisition or our opening of a clinic, we are referring to our acquisition or opening of the entity that operates all aspects of the clinic in certain jurisdictions, and to our acquisition or opening of the entity that manages aspects of the clinic other than the practice of chiropractic in certain other jurisdictions.

PART I

ITEM 1. BUSINESS

"Our mission is to improve quality of life through routine and affordable chiropractic care."
Overview
Our principal business is to develop, own, operate, support and manage chiropractic clinics through direct ownership, management arrangements, franchising and the sale of regional developer rights throughout the United States.
We are a rapidly growing franchisor and operator of chiropractic clinics that uses a private pay, non-insurance, cash-based model. We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry through the rapid and focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad. We strive to accomplish our mission by making quality care readily available and affordable in a retail setting. We have created a growing network of modern, consumer-friendly chiropractic clinics operated or managed by franchisees and by us that employ licensed chiropractors. Our model enables us to price our services below most competitors’ pricing for similar services and below most insurance co-payment levels (i.e., below the patient co-payment required for an insurance-covered service).
Since acquiring the predecessor to our company in March 2010, we have grown our enterprise from eight to 513 clinics in operation as of December 31, 2019, with an additional 170 franchise licenses sold but not yet developed across our network, and 34 letters-of-intent for future clinic licenses. As of December 31, 2019, 453 of our clinics were operated or managed by franchisees and 60 clinics were operated as company-owned or managed clinics. In the year ended December 31, 2019, our system registered approximately 7.7 million patient visits and generated system-wide sales of $220.3 million. Our future growth strategy remains focused on accelerating the development of our franchise base through the sale of additional franchises and through a robust regional developer network. In 2020, we plan to continue our acceleration of the expansion of our company-owned or managed portfolio through the opportunistic acquisition of select operating clinics or the development of new clinics in areas in which we already support company-owned or managed clinics. We collect a royalty of 7.0% of revenues from franchised clinics. We remit a 3.0% royalty to our regional developers on the gross sales of franchises opened within certain regional developer protected territories. We also collect a national marketing fee of 2.0% of gross sales of all franchised clinics. We receive a franchise sales fee of $39,900 for each franchise we sell directly. For each franchise sold through our network of regional developers, the regional developer typically receives up to 50% of the respective franchise fee. If a franchisee purchases additional franchise licenses, the initial franchise fee is reduced by $10,000 per additional license.
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
We deliver convenient, appointment-free chiropractic adjustments in an inviting, open bay environment at prices that are approximately 62% lower than the average industry cost for comparable procedures offered by traditional chiropractors, according to 2018 industry data from Chiropractic Economics. In support of our mission to offer quality, affordable and convenient care to our patients, our clinics offer a variety of customizable membership and wellness treatment plans which provide additional value pricing even as compared with our single-visit pricing schedules. These flexible plans are designed to attract patients and encourage repeat visits and routine usage as part of an overall health and wellness program.

As of December 31, 2019, we had 513 franchised or company-owned or managed clinics in operation in 34 states. The map below shows the states in which we or our franchisees operate clinics and the number of clinics open in each state as of December 31, 2019.

9
9
1
8
3
1
2
1
13
15
28
1
3
13
5
10
4
1
49
41
3
9
8
23
12
3
3
11
26
16
2
2
38
2
1
99
5
30
Company Owned / Managed Clinics
Regional Developer (RD) Territory Present
No Regional Developer (RD) Present

Our retail locations have been selected to be visible, accessible and convenient. We offer a welcoming, consumer-friendly experience that attempts to redefine the chiropractic doctor/patient relationship. Our clinics are open longer hours than many of our competitors, including weekend days, and our patients do not need appointments. We accept cash or major credit cards in return for our services. We do not accept insurance and do not provide Medicare covered services. We believe that our approach, especially our commitment to affordable pricing and our ready service delivery model, will attract existing consumers of chiropractic services and will also appeal to the growing market of consumers who seek alternative or non-invasive wellness care, but have not yet tried chiropractic. According to our patient survey conducted in early 2019 by WestGroup Research, 26% of our new patients had never tried chiropractic care before they came to The Joint. This represents an increase from 22% of patients new to chiropractic in the same survey conducted in 2017, 21% in 2016 and 16% in 2013, demonstrating our continued impact on the chiropractic market and offering validation to our thesis that we are actually expanding the overall market for chiropractic.
Our patients arrive at our clinics without appointments at times convenient to their schedules. Once a patient has joined our system and is returning for treatment, they simply swipe their membership card at a card reader at the reception desk to announce their arrival. The patient is then escorted to our open adjustment area, where they are required to remove only their outerwear to receive their adjustment. Each patient’s records are digitally updated for retrieval in our proprietary data storage system by our chiropractors in compliance with all applicable medical records security and privacy regulations. The adjustment process, administered by a licensed chiropractor, takes approximately 15 - 20 minutes on average for a new patient and 5 - 7 minute on average for a returning patient.
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

Our Industry
Chiropractic care is widely accepted among individuals with a variety of medical conditions, particularly back pain. It is estimated that chiropractors treat more than 52 million Americans (adults and children) annually. A 2018 Gallup report commissioned by Palmer College of Chiropractic shows that among all U.S. adults, including those who did not have neck or back pain, 16% went to a chiropractor in the last 12 months. These numbers represent a marked increase over the 2012 National Health Interview Survey that measured chiropractic use at 8% of the population. According to the American Chiropractic Association, 80% of Americans experience back pain at least once in their lifetime. According to the same 2018 Gallup report commissioned by the Palmer College of Chiropractic, eight in 10 adults in the United States (80%) prefer to see a health care professional who is an expert in spine-related conditions for neck or back pain care instead of a general medicine professional who treats a variety of conditions (15%).
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
The chiropractic industry in the United States is large and highly fragmented. The Bureau of Labor Statistics estimates that $90 billion is spent on back pain each year in the U.S. According to a report issued by IBIS World Chiropractors Market Research in February 2019, expenditures for chiropractic services in the U.S. are $15 billion annually. The United States Bureau of Labor Statistics expects employment in chiropractic to grow faster than the average for all occupations. Some of the factors that the Bureau of Labor Statistics identified as driving this growth are healthcare cost pressures, an aging population requiring more health care and technological advances, all of which are expected to increasingly shift services from inpatient facilities and hospitals to outpatient settings. We believe that the demand for our chiropractic services will continue to grow as a result of several additional drivers, such as the growing recognition of the benefits of regular maintenance therapy coupled with an increasing awareness of the convenience of our service and of our pricing at a significant discount to the cost of traditional chiropractic adjustments and, in most cases, at or below the level of insurance co-payment amounts.
Today, most chiropractic services are provided by sole practitioners, generally in medical office settings. The chiropractic industry differs from the broader healthcare services industry in that it is more heavily consumer-driven, market-responsive and price sensitive, in large measure a result of many treatment options falling outside the bounds of traditional insurance reimbursable services and fee schedules. According to a First Research report from June 2019, the top 50 companies delivering chiropractic services in the United States generated less than 10% of all industry revenue. We believe these characteristics are evidence of an underserved market with potential consumer demand that is favorable for an efficient, low-cost, consumer-oriented provider.
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
Accordingly, we believe these and certain other trends favor our business model. Among these are:
•People, most notably Millennials – the largest portion of our patient base – have increasingly active lifestyles and are living longer, requiring more medical, maintenance and preventative support;
•People are increasingly open to alternative, non-pharmacological types of care;
•Utilization of more conveniently situated, local-sited urgent-care or “mini-care” alternatives to primary care is increasing; and
•Popularity of health clubs, massage and other non-drug, non-invasive wellness maintenance providers is growing.
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
We attracted an average of 1,224 new patients per clinic (for all clinics open for the full twelve months of 2019) during the year ended December 31, 2019, as compared to the 2019 chiropractic industry average of 332 new patients per year for traditional insurance-based non-multidisciplinary or integrated practices, according to a 2019 Chiropractic Economics survey.
Quality, Empathetic Service.  Across our system we have a community of approximately 1,500 fully licensed chiropractic doctors, who performed approximately 7.7 million adjustments last year alone. Our doctors provide personal and intuitive patient care focused on pain relief and ongoing wellness to promote healthy, active lifestyles. We provide our doctors one-on-one training, as well as ongoing coaching and mentoring. Our doctors continually refine their skills, as our clinics see an average of 326 patient visits per week (for clinics open for the full twelve months of 2019), as compared to the 2019 chiropractic industry average of 123 patients per week for non-multidisciplinary or integrated practices, according to a 2019 Chiropractic Economics survey. Our service offerings encourage consumer trial, repeat visits and sustainable patient relationships.
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
Accessibility.  We believe that our strongest competitive advantages are our convenience and affordability. By focusing on non-acute care in an open-bay environment and by not participating in insurance or Medicare reimbursement, we are able to offer a much less expensive alternative to traditional chiropractic services. We can do this because our clinics do not have the expenses of performing certain diagnostic procedures and processing reimbursement claims. Our model allows us to pass these savings on to our patients. According to Chiropractic Economics in 2018, the average fee for a chiropractic treatment involving spinal manipulation in a cash-based practice in the United States is approximately $77. By comparison, our average fee as of December 31, 2019 was approximately $29, approximately 62% lower than the industry average price.
We believe our pricing and service offering structure helps us to generate higher usage. The following table sets forth our average price per adjustment as of December 31, 2019 for patients who pay by single adjustment plans, multiple adjustment packages, and multiple adjustment membership plans. Our price per adjustment as of December 31, 2019 averaged approximately $29 across all three groups.

	The Joint Service Offering
	Single Visit	Package(s)	Membership(s)
Price per adjustment	$39	$21—$33	$17—$20

Proven track record of opening clinics and growing revenue at the clinic level.  We have grown our clinic revenue base consistently. From January 2012 through December 31, 2019, we have increased average monthly sales across our clinics from $0.4 million to $18.4 million. During this period, we increased the number of clinics in operation from 33 to 513.
We continue to be encouraged by the ability of individual clinics to generate growth. While there is significant variation in results in our system, and the results of our top-performing clinics are not representative of our system overall, we believe it is worth noting that in January 2012, the highest-performing clinic in our system was a franchise clinic which had monthly sales of approximately $45,000, and in December 2019, the highest performing clinic in our system was a franchise clinic which had monthly sales of approximately $141,000.

Strong and proven management team.  Our strategic vision is directed by our president and chief executive officer, Peter D. Holt, who has more than 30 years of experience in domestic and international franchising, franchise development and operations. Under his direction, we have confirmed our commitment to the continued strengthening of operations, the continued cultivation and management of our franchise community, as well as a strong commitment to future clinic development both domestically and internationally. Mr. Holt was most recently president and chief executive officer of Tasti-D-Lite. He has also served as chief operating officer of 24seven Vending (U.S), where he directed its franchise system in the U.S., and as executive vice president of development for Mail Boxes Etc. and vice president of international for I Can’t Believe It’s Yogurt and Java Coast Fine Coffees. Mr. Holt directs a team of dedicated leaders who are focused on executing our business plan and implementing our growth strategy.
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
In 2017, Jorge Armenteros joined as vice president of operations bringing with him more than 40 years of franchise operations and leadership experience. For 10 years prior to joining the team, Mr. Armenteros was the executive senior vice president of franchise operations and corporate development for Campero USA, a fast food restaurant chain. Prior to that, he was founder and chief executive officer of Tri-Brands Management Group, which operated franchised Dunkin’ Donuts, Baskin Robbins and Togo restaurants, and was vice president of operations at Dunkin’ Brands. His career also includes a period as a multi-unit franchisee of Dunkin’ Donuts.
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
Our Growth Strategy
Our goal is not only to capture a significant share of the existing market but also to expand the market for chiropractic care. We are accomplishing this through the rapid geographic expansion of our affordable franchising program and the opportunistic addition of company-owned or managed clinics. Accordingly, our long-term growth tactics include:
•the continued growth of system sales and royalty income;
•accelerating the opening of clinics already in development;
•the sale of additional franchises;
•the sale of additional regional developer protected territories;
•increasing the capability and capacity of our existing regional developer network;
•improving operational margins and leveraging infrastructure;
•the opportunistic acquisition of existing franchises – referred to as “buybacks”; and
•the development of company-owned clinics – referred to as “greenfields” – in clustered geographies.
Our analysis of patient records data from 513 clinics suggests that the United States market alone can support at least 1,800 of our clinics.

Continued growth of system sales.
System wide comparable same-store sales growth, or “Comp Sales,” for 2019 was 25%, reflecting the growing acceptance of The Joint business model. Comp Sales refers to the amount of sales a clinic generates in the most recent accounting period, compared to the amount of sales it generated in a similar period in the past. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. We believe that the experience we have gained in developing and refining management systems, operating standards, training materials and marketing and customer acquisition activities has contributed to our system’s revenue growth. In addition, we believe that increasing awareness of our brand has contributed to revenue growth, particularly in markets where the number and density of our clinics has made cooperative and mass media advertising attractive. We believe that our ability to leverage aggregated and general media digital advertising and search tools will continue to grow as the number and density of our clinics increases.
Selling additional franchises.
We will continue to sell franchises. We believe that to secure leadership in our industry and to maximize our opportunities in our markets, it is important to gain brand equity and consumer awareness as rapidly as possible, consistent with a disciplined approach to opening clinics. We believe that continued sales of franchises in selected markets is the most effective way to drive brand awareness in the short term. As discussed below, consistent with our longer-term strategy, we will continue to open or acquire company-owned or managed clinics, and we believe that a growth strategy that includes both franchised and company-owned or managed clinics has advantages over either approach by itself.
Selling additional Regional Developer rights.
We believe that we can achieve scale faster by using a regional developer model, which is employed by many successful franchisors. We sell a regional developer the rights to open a minimum number of clinics in a defined territory. They in turn help us to identify and qualify potential new franchisees in that territory and assist us in providing field training, clinic openings and ongoing support. In return, we share part of the initial franchise fee and pay the regional developer 3% of the 7% ongoing royalties we collect from the franchisees in their protected territory. In 2018, we sold the rights to an additional four regional developer territories for a combined minimum development commitment of 111 clinics over the lifetime of their regional developer agreements. In 2019, we sold the rights to 1 additional regional developer territory for a combined minimum development commitment of 40 clinics over a ten-year period. In 2019, regional developers were responsible for 89% of the

126 franchise license sales for the year. This growth reflects the power of the regional developer program to accelerate the number of clinics opening across the country.
Opening clinics in development.
In addition to our 513 operating clinics, as of December 31, 2019, we have granted franchises, either directly or with our regional developers' support, for an additional 170 clinics that we believe will be developed in the future and executed 34 letters-of-intent for future clinic licenses. We will continue to support our franchisees and regional developers to open these clinics and to achieve sustainable performance as rapidly as possible.
Continue to improve margins and leverage infrastructure.
We believe our corporate infrastructure can support a clinic base greater than our existing footprint. As we continue to grow, we expect to drive greater efficiencies across our operations, development and marketing programs and further leverage our technology and existing support infrastructure. We believe we will be able to control corporate costs over time to enhance margins as general and administrative expenses grow at a slower rate than our clinic base and sales. As a percentage of revenue, general and administrative expenses during the year ended December 31, 2019 and 2018 were 63% and 69%, respectively, reflecting improved leverage of our operating model. At the clinic level, we expect to drive margins and labor efficiencies through continued sales growth and consistently applied operating standards as our clinic base matures and the average number of patient visits increases. In addition, we will consider introducing selected and complementary branded products such as nutraceuticals or dietary supplements and related additional services.
Acquiring existing franchises.
We believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics. We will continue to pursue the acquisition of existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. Following the completion of the IPO through December 31, 2019, we acquired 43 existing franchises, subsequently closed three, and continue to operate 40 of them as company-owned or managed clinics.
Development of company-owned or managed clinics.
We acquired our first company-owned or managed clinic on December 31, 2014. In the first full calendar quarter after that acquisition, total revenue from company-owned or managed clinics was $0.4 million, growing to approximately $7.6 million in the quarter ended December 31, 2019. Total revenue from our 60 company-owned or managed clinics was approximately $25.8 million for the year ended December 31, 2019 as compared to $19.5 million from 48 company-owned or managed clinics for the year ended December 31, 2018. Through December 31, 2019, revenue from company-owned or managed clinics consisted of revenue earned from 40 franchised clinics that we acquired, as well as 20 clinics that we developed.
Consistent with our strategies discussed above, we intend to continue to target geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertisement and marketing, and attain general corporate and administrative operating efficiencies. We also believe that the development timeline and point of break-even for company-owned or managed clinics will be shortened as compared to our previous greenfield openings and that our revenue from company-owned or managed clinics will ultimately exceed revenue that would be generated through royalty income from a franchise-only system.
Regulatory Environment
HIPAA
In an effort to further combat healthcare fraud and protect patient confidentiality, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. HIPAA also criminalized certain forms of healthcare fraud against all public and private payors. Additionally, HIPAA mandated the adoption of standards regarding the exchange of healthcare information in an effort to ensure the privacy and security of electronic patient information. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted. Title XIII of ARRA, the Health Information Technology for Economic and Clinical Health Act (HITECH), included substantial Medicare and Medicaid incentives for providers to adopt electronic health records (“EHR”) and grants for the development of health information exchange (“HIE”) systems. Recognizing that HIE and EHR systems would not be implemented unless the public could be assured that the privacy and security of patient information in such systems is protected, HITECH also significantly expanded the scope of the privacy and security requirements under HIPAA. Most notable were mandatory breach notification requirements and a heightened enforcement scheme that included increased penalties, expanded to apply to business associates as well as to covered entities. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable in the use and disclosure of individually identifiable health information that can be more stringent than comparable provisions under HIPAA and HITECH.

We believe that our operations substantially comply with applicable standards for privacy and security of protected healthcare information, but such ongoing compliance involves significant time, effort and expense.
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
In February 2020, the State of Washington Chiropractic Quality Assurance Commission delivered notices that it was investigating complaints made against three chiropractors who own clinics, or are (or were) employed by clinics, in Washington for which our franchisees provide management services. The notices contained allegations of fee-splitting, specifically questioning a provision in our Franchise Disclosure Document providing for the payment of royalty fees based on revenue derived from the furnishing of chiropractic care. The notices requested that the chiropractors provide responses to a number of questions posed by the commission, as well as documentation describing the fee structure and related matters. The notices appear to question our business model. The investigations initiated by the commission have just begun, and we are not yet aware of the full extent of the commission’s concerns. As these investigations proceed, we will assist the chiropractors in working toward a resolution.
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
In February 2019, the North Carolina Board of Chiropractic Examiners delivered notices alleging certain violations to sixteen chiropractors working for clinics in North Carolina for which our franchisees provide management services. We retained legal counsel in this matter, and a preliminary hearing was conducted on February 21, 2019. The North Carolina Board issued its findings to each of the individual chiropractors, which generally included an overall finding that probable cause existed to show that the chiropractors violated one or more of the North Carolina Board’s rules. The findings each also proposed an Informal Settlement Agreement in lieu of proceeding to a full hearing before the North Carolina Board. On April 22, 2019, each of the chiropractors, through their attorneys, delivered to the North Carolina Board notices refuting the North Carolina Board’s findings and seeking revisions to the Settlement Agreement. The North Carolina Board replied with certain counter proposals, and all chiropractors have since accepted the terms. While the allegations consisted primarily of quality of care and advertising issues, it is possible that the actions of the North Carolina Board arose out of concerns related to our business model, and if so, we have no assurance that the North Carolina Board will not pursue other claims against the chiropractors in the future.
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

In June 2015, the New York Attorney General announced that it had entered into an Assurance of Discontinuance with a provider of business services to independently owned dental practices in New York, pursuant to which the provider paid a substantial fine and agreed to change its business and branding practices. The Assurance of Discontinuance settled claims, among others, that the provider improperly made business decisions impacting clinical matters and engaged in fee-splitting with dental practices. While it has not done so to date, the New York Attorney General could similarly choose to challenge our contractual relationships with our affiliated PCs in New York.
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
While the effect of the Arkansas bill if passed, the Oregon rules changes, and the proceedings in Washington, North Carolina, California, New York and Kansas may be that our business practices in those states are under stricter scrutiny than elsewhere, we believe we are in substantial compliance with all applicable laws relating to the corporate practice of chiropractic.
Please see the risk factor in Item 1A beginning with the phrase “Our management services agreements” for a more detailed discussion of state regulations on the “corporate practice of chiropractic” as they relate to our business model.
Regulation relating to franchising
We are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a Franchise Disclosure Document or FDD containing certain information to prospective franchisees, and a number of states require registration of the FDD at least annually with state authorities. Included in the information required to be disclosed in our FDD is our business experience, material litigation, all fees due to us from franchisees, a franchisee’s estimated initial investment, restrictions on sources of products and services we impose on franchisees, development and operating obligations of franchisees, whether we provide financing to franchisees, our training and support obligations and other terms and conditions of our franchise agreement. We are operating under exemptions from registration in several states based on our qualifications for exemption as set forth in those states’ laws. Substantive state laws regulating the franchisor-franchisee relationship presently exist in many states. We believe that our FDD and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises. As of December 31, 2019, we were registered to sell franchises in every state (where registrations are required); and could sell franchises in all 50 states.
Other federal, state and local regulation
We are subject to varied federal regulations affecting the operation of our business. We are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act and various other federal and state laws governing such matters as minimum wage requirements, overtime, fringe benefits, workplace safety and other working conditions and citizenship requirements. A significant number of our clinic service personnel are paid at rates related to the applicable minimum wage and increases in the minimum wage could increase our labor costs. We are continuing to assess the impact of federal health care legislation on our health care benefit costs. Many of our smaller franchisees qualify for exemption from the requirement to either provide health insurance benefits or pay a penalty to the IRS if not provided because of their small number of employees. The imposition of any requirement that we or our franchisees provide health insurance benefits to our or their employees that are more extensive than the health insurance benefits that we currently provide to our employees or that franchisees may or may not provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

A final rule issued in January 2020 by the Department of Labor (or “DOL”) narrowed the meaning of “joint employer” under the Fair Labor Standards Act (FLSA), the federal law that sets minimum wage and overtime standards. The final DOL rule focuses on a potential joint employer’s actual direct or indirect control over an employee, including whether the potential joint employer supervises an employee’s conditions of employment to a substantial degree, and identifies certain business models, including franchising, that do not in themselves make joint employer status more or less likely. The final DOL rule reverses the more expansive definition of “joint employer,” adopted in a July 2014 National Labor Relations Board (or “NLRB”) action holding that McDonald’s Corporation, as a joint employer, could be held jointly liable for labor and wage violations by its franchisees. Note that McDonald’s Corporation was not ultimately required to admit liability or joint-employer status, following a December 2019 NLRB action which instructed an administrative law judge to approve a settlement agreement resolving complaints against McDonald’s Corporation and a number of its franchisees. The affected labor union and a union-backed group have indicated that they will appeal the NLRB action. We believe that the final DOL rule will be more favorable to us by making it less likely that we will be held accountable for the actions of our franchisees. However, it is important to note that the final DOL rule only affects the joint employer standard applicable under the FLSA. The test for joint employer status may be different under other federal and state laws, although rules similarly narrowing the interpretation of “joint employer” are reportedly being worked on by the Equal Employment Opportunity Commission pertaining to workplace discrimination and have been adopted by the NLRB pertaining to collective bargaining, discussed below.

A final rule issued by the NLRB in February 2020, consistent with the DOL’s rule, applies a narrow interpretation of “joint employer” in the collective bargaining context, in which a unionized joint employer has or shares an obligation to collectively bargain over those employment terms it controls or jointly controls. In a manner similar to the DOL’s rulemaking with respect to the FLSA, the final NLRB rule reverses the more expansive definition of “joint employer” applied in the NLRB’s 2015 decision in the case of Browning-Ferris Industries. In that case, Browning-Ferris was deemed to be a joint employer obligated to negotiate with the Teamsters union over workers supplied by a contract staffing firm within one of its recycling plants. The final NLRB rule provides that, in order to be a joint employer, among other things, a business must possess and exercise substantial direct and immediate control over one or more essential conditions of employment of another employer’s employees. We believe that the final NLRB rule will be more favorable to us by making it less likely that employees of our franchisees can organize, bargain collectively, and require us to participate in collective bargaining with those employees. It is expected that the final DOL rule will be challenged in court, given that it conflicts with a December 2018 decision of the U.S. Court of Appeals for the D.C. Circuit, which partially upheld the 2015 Browning-Ferris expansive definition of “joint employer.”

California adopted Assembly Bill 5, or AB-5, which took effect on January 1, 2020. This legislation codifies the standard established in California case law for determining whether workers should be classified as employees or independent contractors, with a strict test that puts the burden of proof on employers to establish that workers are not employees. The law is aimed at the so-called “gig economy” and is not a franchise-specific law, nor does it address the concept of joint employer liability. However, a significant concern exists in the franchise industry that an expansive interpretation of AB-5 could be used to hold franchisors jointly liable for the labor law violations of its franchisees, and it remains uncertain as to how the joint employer issue will ultimately be resolved. The International Franchise Association is actively lobbying in California and has been seeking an amendment to AB-5 that provides an exception for “legitimate franchisors and franchisees.” Please see the risk factor in Item 1A beginning with the phrase “Past decisions by the United States National Labor Relations Board expanding the meaning of ‘joint employer’ and evolving state laws” for a more detailed discussion of the significance of AB-5 in the context of the franchise industry.
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
Competition
The chiropractic industry is highly fragmented. According to First Research’s 2019 report, the top 50 providers of chiropractic services in the United States generate less than 10% of industry revenue. Our competitors include approximately 40,000 independent chiropractic offices currently open throughout the United States, according to a 2019 Kentley Insights market research report, as well as certain multi-unit operators. We may also face competition from traditional medical practices, outpatient clinics, physical therapists, med-spas, massage therapists and sellers of devices intended for home use to address back and joint discomfort. Our three largest multi-unit competitors are HealthSource Chiropractic, ChiroOne Wellness Centers, and 100% Chiropractic, all of which are insurance-based models.
We have identified five competitors who are attempting to duplicate our cash-only, low cost, appointment-free model. Based on publicly available information, these competitors each operate fewer than 12 clinics as franchises. We anticipate that other direct competitors will join our industry as our visibility, reputation and perceived advantages become more widely known. We believe our first mover advantage, proprietary operations systems, and strong unit level economics will continue to accelerate our growth even with the spawning of additional competition.
Employees
As of December 31, 2019, we had 150 employees on a full-time basis. None of our employees are members of unions or participate in other collective bargaining arrangements.
Facilities
We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of December 31, 2019, we leased 65 facilities in which we operate or intend to operate clinics. We are obligated under 2 additional leases for facilities in which we have ceased clinic operations.
Our corporate headquarters are located at 16767 North Perimeter Drive, Suite 110, Scottsdale, Arizona 85260. The term of our lease for this location expires on December 31, 2025. The primary functions performed at our corporate headquarters are finance and accounting, treasury, marketing, operations, human resources, information systems support, and legal.
We are also obligated under non-cancellable leases for the clinics which we own or manage. Our clinics are on average 1,200 square feet. Our clinic leases generally have an initial term of five years, include one to two options to renew for terms of five years, and require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs.
As of December 31, 2019, our franchisees operated 453 clinics in 33 states. All of our franchise locations are leased.
Intellectual Property
Trademarks, trade names and service marks
“The Joint Chiropractic” is our trademark, registered in December 2016, under registration number 5095943. We have also registered "You're Back, Baby" in July 2019, under registration number 5940161, “Back-Tober” in September 2018, under registration number 5571732, "Relief Recovery Wellness" in February 2018, under registration number 5398367, “Pain Relief Is At Hand” in February 2018, under registration number 5395995, “What Life Does To Your Body, We Undo” in February 2018, under registration number 5396012, “Be Chiro-Practical” in October 2017, under registration number 5313693, “Relief. On so many levels” in December 2015, under registration number 4871809, and “The Joint” in April 2015, under registration number 4723892.

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
Our clinics continue to demonstrate increases in comparable clinic sales even as they mature. Our annual Comp Sales for the full year 2019, for clinics that have been open for greater than 48 months, was 19%. However, we cannot assure you that this will continue for our existing clinics or that clinics we open in the future will see similar results. In new markets, the length of time before average sales for new clinics stabilize is less predictable and can be longer than we expect because of our limited knowledge of these markets and consumers’ limited awareness of our brand. New clinics may not be profitable and their sales performance may not follow historical patterns. In addition, our average clinic sales and comparable clinic sales for existing clinics may not increase at the rates achieved over the past several years. Our ability to operate new clinics, especially company-owned or managed clinics, profitably and increase average clinic sales and comparable clinic sales will depend on many factors, some of which are beyond our control, including:
•consumer awareness and understanding of our brand;
•general economic conditions, which can affect clinic traffic, local rent and labor costs and prices we pay for the supplies we use;
•changes in consumer preferences and discretionary spending;
•competition, either from our competitors in the chiropractic industry or our own clinics;
•the identification and availability of attractive sites for new facilities and the anticipated commercial, residential and infrastructure development near our new facilities;
•changes in government regulation; and
•other unanticipated increases in costs, any of which could give rise to delays or cost overruns.
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

One component of our long-term growth strategy is to open new company-owned or managed clinics and to operate those clinics on a profitable basis. As of December 31, 2019, we owned or managed 60 clinics. Previously, we suspended the development of new company-owned or managed clinics from July 2016 through the first quarter of 2018 in order to stabilize our corporate clinic portfolio. We believe we have accomplished that goal, and we have resumed development of such clinics in 2019 and will continue to do so in 2020. We may not be able to open new company-owned or managed clinics as quickly as planned. In the past, we have experienced delays in opening some franchised and company-owned or managed clinics, for various reasons, including construction permitting, landlord responsiveness, and municipal approvals. Such delays could affect future clinic openings. Delays or failures in opening new clinics could materially and adversely affect our growth strategy and our business, financial condition and results of operations. As we operate more clinics, our rate of expansion relative to the size of our clinic base will eventually decline.
In addition, we face challenges locating and securing suitable new clinic sites in our target markets. Competition for those sites is intense, and other retail concepts that compete for those sites may have unit economic models that permit them to bid more aggressively for those sites than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Our ability to open new clinics also depends on other factors, including:
•negotiating leases with acceptable terms;
•identifying, hiring and training qualified employees in each local market;
•identifying and entering into management agreements with suitable PCs in certain target markets;
•timely delivery of leased premises to us from our landlords and punctual commencement and completion of construction;
•managing construction and development costs of new clinics, particularly in competitive markets;
•obtaining construction materials and labor at acceptable costs, particularly in urban markets;
•unforeseen engineering or environmental problems with leased premises;
•generating sufficient funds from operations or obtaining acceptable financing to support our future development;
•securing required governmental approvals, permits and licenses (including construction permits and operating licenses) in a timely manner and responding effectively to any changes in local, state or federal laws and regulations that adversely affect our costs or ability to open new clinics; and
•the impact of inclement weather, natural disasters and other calamities.
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
We have experienced periods of net losses in the past and while we have recently achieved profitability, our revenue may not grow and we may not maintain profitability in the future. Our ability to maintain profitability will be affected by the other risks and uncertainties described in this section and in Management’s Discussion and Analysis. If we are not able to sustain or increase profitability, our business will be materially adversely affected and the price of our common stock may decline.
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

We do not own, and we do not intend to own, any of the real property where our company-owned or managed clinics operate. We expect the spaces for the company-owned or managed clinics we intend to open in the future will be leased. We anticipate that our leases generally will have an initial term of five or ten years and generally can be extended only in five-year increments (at increased rates). We expect that all of our leases will require a fixed annual rent, although some may require the payment of additional rent if clinic sales exceed a negotiated amount. We expect that our leases will typically be net leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities, and that these leases will not be cancellable by us. If a future company-owned clinic is not profitable, resulting in its closure, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, we may fail to negotiate renewals as each of our leases expires, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close clinics in desirable locations. These potential increases in occupancy costs and the cost of closing company-owned or managed clinics could materially adversely affect our business, financial condition or results of operations. We have settled disputes over future rent with landlords at all of the fourteen clinics that we either closed or never opened.
Our increased reliance on sources of revenue other than from franchise and regional developer licenses exposes us to risks including the loss of revenue and reduction of working capital.
From the commencement of our operations until we began to acquire or open company-owned or managed clinics, we relied exclusively on the sale of franchises and regional developer licenses as sources of revenue until the franchises we sold began to generate royalty revenues. As our portfolio of company-owned or managed clinics matures, we have placed less reliance on these franchise sources of revenue. As we develop further company-owned or managed clinics, we will be required to use our working capital to operate our business. If the opening of our company-owned or managed clinics is delayed or if the cost of developing company-owned or managed clinics exceeds our expectations, we may experience insufficient working capital to fully implement our development plans, and our business, financial condition and results of operations could be adversely affected.
Our potential need to raise additional capital to accomplish our objectives of expanding into new markets and selectively developing company-owned or managed clinics exposes us to risks including limiting our ability to develop or acquire clinics and limiting our financial flexibility.
We resumed the selective development and acquisition of company-owned or managed clinics in the first quarter of 2018. If we do not have sufficient cash resources, our ability to develop and acquire clinics could be limited unless we are able to obtain additional capital through future debt or equity financing. Using cash to finance development and acquisition of clinics could limit our financial flexibility by reducing cash available for operating purposes. Using debt financing could result in lenders imposing financial covenants that limit our operations and financial flexibility. Using equity financing may result in dilution of ownership interests of our existing stockholders. We may also use common stock as consideration for the future acquisition of clinics. If our common stock does not maintain a sufficient market value or if prospective acquisition candidates are unwilling to accept our common stock as part of the consideration for the sale of their clinics or businesses, we may be required to use more of our cash resources or greater debt financing to complete these acquisitions.
Our dependence on the success of our franchisees exposes us to risks including the loss of royalty revenue and harm to our brand.
A substantial portion of our revenues comes from royalties generated by our franchised clinics. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of December 31, 2019, we had franchisees operating or managing 453 clinics. Accordingly, we are reliant on the performance of our franchisees in successfully opening and operating their clinics and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks as described in the next four risk factors, any one of which could impact our ability to collect royalty payments from our franchisees, may harm the goodwill associated with our brand and may materially adversely affect our business and results of operations.
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
Our franchise agreements specify a timetable for opening the clinic. Failure by our franchisees to open their clinics within the specified time limit would result in the reduction of royalty payments we would have otherwise received and could result in the termination of the franchise agreement. As of December 31, 2019, we had 170 active licenses which we believe to be developable and an additional 34 letters-of-intent for future clinic licenses. Of these, 35 have not met their development requirements within the time periods specified in their franchise agreements.
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
Our regional developers are independent operators. Accordingly, their actions are outside of our control. We depend upon our regional developers to sell a minimum number of franchises within their territory and to assist the purchasers of those franchises to develop and operate their clinics. The failure by regional developers to sell the specified minimum number of franchises within the time limits set forth in their regional developer license agreements would reduce the franchise fees we would otherwise receive, delay the payment of royalties to us and result in a potential event of default under the regional developer license agreement. Of our total of twenty one regional developers as of December 31, 2019, five have not met their minimum franchise sales requirements within the time periods specified in their regional developer agreements.
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
As we grow, our ability to increase productivity and profitability will be limited by our ability to employ, train, and retain skilled personnel. There can be no assurance that we will be able to maintain an adequate skilled labor force necessary to operate efficiently, that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel or that we will not have to curtail our planned internal growth as a result of labor shortages.
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
The business of providing chiropractic services is highly competitive in each of the markets in which our clinics operate. The primary bases of such competition are quality of care and reputation, price of services, marketing and advertising strategy and implementation, convenience, traffic flow and visibility of office locations and hours of operation. Our clinics compete with all other chiropractors in their local market. Many of those chiropractors have established practices and reputations in their markets. Some of these competitors and potential competitors may have financial resources, affiliation models, reputations or management expertise that provide them with competitive advantages over us, which may make it difficult to compete against them. Our three largest multi-unit competitors are HealthSource Chiropractic, which currently operates 166 units; ChiroOne Wellness Centers, which currently operates 58 units domestically; and 100% Chiropractic, which currently operates 35 units. Each of these competitors is currently operating under an insurance-based model. In addition, a number of other chiropractic franchises and chiropractic practices that are attempting to duplicate or follow our business model are currently operating in our markets and in other parts of the country and may enter our existing markets in the future.
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
Major public health concerns, including the outbreak of epidemic or pandemic contagious disease, such as the coronavirus, may adversely affect revenue at our clinics and disrupt financial markets.

In January 2020, the World Health Organization declared that the coronavirus outbreak, which began in China and has since spread to other areas, is a global health emergency. The expected spread of coronavirus in the United States or a similar public health threat, or fear of such an event, may negatively impact the willingness of patients to visit our clinics or the shopping centers in which they are located out of concern over exposure to contagious disease. A prolonged outbreak, resulting in reduced patient traffic and continued disruptions to capital and financial markets, could have a material adverse impact on our business, financial condition, results of operations, and the market price of our stock.
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
In February 2020, the State of Washington Chiropractic Quality Assurance Commission delivered notices that it was investigating complaints made against three chiropractors who own clinics, or are (or were) employed by clinics, in Washington for which our franchisees provide management services. The notices contained allegations of fee-splitting, specifically questioning a provision in our Franchise Disclosure Document providing for the payment of royalty fees based on revenue derived from the furnishing of chiropractic care. The notices requested that the chiropractors provide responses to a number of questions posed by the commission, as well as documentation describing the fee structure and related matters. The allegations pose a threat to our business model, and unless we can resolve the commission’s concerns to its satisfaction, our franchisees may be required to change their service arrangements with clinics, and we may be required to change our business model in the State of Washington.
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
In February 2019, the North Carolina Board of Chiropractic Examiners delivered notices alleging certain violations to sixteen chiropractors working for clinics in North Carolina for which our franchisees provide management services. We retained legal counsel in this matter, and a preliminary hearing was conducted on February 21, 2019. The North Carolina Board issued its findings to each of the individual chiropractors, which generally included an overall finding that probable cause existed to show that the chiropractors violated one or more of the North Carolina Board’s rules. The findings each also proposed an Informal Settlement Agreement in lieu of proceeding to a full hearing before the North Carolina Board. On April 22, 2019, each of the chiropractors, through their attorneys, delivered to the North Carolina Board notices refuting the North Carolina Board’s findings and seeking revisions to the Settlement Agreement. The North Carolina Board replied with certain counterproposals, and all chiropractors have since accepted the terms. While the allegations consisted primarily of quality of care and advertising issues, it is possible that the actions of the North Carolina Board arose out of concerns related to our business model, and if so, we have no assurance that the North Carolina Board will not pursue other claims against the chiropractors in the future.
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

In a June 2015 Assurance of Discontinuance with the New York Attorney General, Aspen Dental Management, a provider of business support services to independently owned dental practices, agreed to settle claims that it improperly made business decisions impacting clinical matters, illegally engaged in fee-splitting with dental practices and required the dental practices to use the “Aspen Dental” trade name in a manner that had the potential to mislead consumers into believing that the “Aspen Dental”- branded offices were under common ownership with the provider. Pursuant to the settlement, Aspen Dental paid a substantial fine and agreed to change its business and branding practices, including changes to its website and marketing materials in order to make clear that the Aspen-branded dental offices were independently owned and operated. While it has not done so to date, we cannot assure you that the New York Attorney General will not similarly choose to challenge our contractual relationships with our affiliated PCs in New York and, in particular, to question whether use of The Joint trademark by our affiliated PCs misleads consumers, causing them to incorrectly conclude that we are the provider of chiropractic treatment.

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
Past decisions by the United States National Labor Relations Board expanding the meaning of “joint employer” and evolving state laws mean that we could have liability for employment law violations by our franchisees.
A July 2014 decision by the United States National Labor Relations Board (or NLRB) held that McDonald’s Corporation could be held liable as a “joint employer” for labor and wage violations by its franchisees under the Fair Labor Standards Act (FLSA). After this decision, the NLRB issued a number of complaints against McDonald’s Corporation in connection with these violations. Additionally, an August 2015 decision by the NLRB held that Browning-Ferris Industries was a “joint employer” for purposes of collective bargaining and, thus, obligated to negotiate with the Teamsters union over workers supplied by a contract staffing firm within one of its recycling plants.
Since then, in January 2020, the Department of Labor (or “DOL”) issued a final rule narrowing the meaning of “joint employer” under the FLSA. Furthermore, McDonald’s Corporation in the aforementioned NLRB action was not ultimately required to admit liability or joint-employer status. However, the affected labor union and a union-backed group have indicated that they will appeal the decision, and there may be other legal challenges to the DOL rule. Consistent with the DOL’s rule, the NLRB issued a final rule in February 2020, narrowing the meaning of “joint employer” in the collective bargaining context. As in the case of the DOL rule, it is expected that the final NLRB rule will be challenged in court, given that it conflicts with a

December 2018 decision of the U.S. Court of Appeals for the D.C. Circuit, which partially upheld the 2015 Browning-Ferris expansive definition of “joint employer.”
Should the new DOL rule narrowing the meaning of “joint employer” ultimately be rejected by the courts or replaced by rules returning to a more expansive definition of “joint employer” in a stricter regulatory climate, we could have responsibility for damages, reinstatement, back pay and penalties in connection with labor law violations by our franchisees over whom we have limited control, which could have a material adverse effect on our financial condition and results of operations. Similarly, a rollback of the NLRB rule could make it easier for our franchisees’ employees to organize into unions, require us to participate in collective bargaining with those employees, provide those employees and their union representatives with bargaining power to request that we have our franchisees raise wages, and make it more expensive and less profitable to operate a franchised clinic. Additionally, notwithstanding the narrowing of the meaning of “joint employer” under the FLSA and collective bargaining rules, the test for joint employer status may be different under other federal laws and under state laws.

California adopted Assembly Bill 5, or AB-5, which took effect on January 1, 2020. This legislation codifies the standard established in a California Supreme Court case (Dynamex Operations West v. Superior Court) for determining whether workers should be classified as employees or independent contractors, with a strict test that puts the burden of proof on employers to establish that workers are not employees. The law is aimed at the so-called “gig economy” where workers in many industries, particularly ride-sharing industries, are treated as independent contractors, rather than employees, and lack the protections of wage and hour laws. AB-5 is not a franchise-specific law and does not address joint employer liability; however, a significant concern exists in the franchise industry that an expansive interpretation of AB-5 could be used to hold franchisors jointly liable for the labor law violations of its franchisees. Courts addressing this issue have come to differing conclusions. Two different panels of the U.S. Circuit Court of Appeals for the Ninth Circuit, in applying California law, reached contradictory conclusions, with one panel implicitly concluding that the Dynamex standard was applicable to joint liability claims in the franchise industry and a second panel later concluding in December 2019 that it was not applicable. In February 2020, in reviewing the case decided by the first panel, the California Supreme Court denied requests to consider whether the Dynamex standard applies to joint liability claims. It remains uncertain as to how the joint employer issue will ultimately be resolved.
AB-5 has been the subject of widespread national discussion, and it is possible that other jurisdictions may enact similar laws, which might similarly raise concerns with respect to the expansion of joint liability to the franchise industry. Furthermore, there have been private lawsuits in which parties have alleged that a franchisor and its franchisee “jointly employ” the franchisee’s staff, that the franchisor is responsible for the franchisees’ staff (under theories of apparent agency, ostensible agency, or actual agency), or otherwise.
Evolving labor and employment laws, rules and regulations, and theories of liability could result in expensive litigation and potential claims against us as a franchisor for labor and employment-related and other liabilities that have historically been borne by franchisees. This could negatively impact the franchise business model, which could materially and adversely affect our business, financial condition and results of operations.
We and our affiliated chiropractor-owned PCs are subject to complex laws, rules and regulations, compliance with which may be costly and burdensome.
We, our franchisees and the chiropractor-owned PCs to which we and our franchisees provide management services are subject to extensive federal, state and local laws, rules and regulations, including:
•state regulations on the practice of chiropractic;
•the Health Insurance Portability and Accountability Act of 1996, as amended, and its implementing regulations, or HIPAA, and other federal and state laws governing the collection, dissemination, use, security and confidentiality of patient-identifiable health and financial information;
•federal and state laws and regulations which contain anti-kickback and fee-splitting provisions and restrictions on referrals;
•the federal Fair Debt Collection Practices Act and similar state laws that restrict the methods that we and third-party collection companies may use to contact and seek payment from patients regarding past due accounts; and
•state and federal labor laws, including wage and hour laws.
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
HIPAA required the United States Department of Health and Human Service, or HHS, to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information and the grant of certain rights to patients with respect to such information by “covered entities.” As a provider of healthcare who conducts certain electronic transactions, each of our facilities is considered a covered entity under HIPAA. We have taken actions to comply with the HIPAA privacy regulations and believe that we are in compliance with those regulations. Oversight of HIPAA compliance involves significant time, effort and expense.
In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical and technical security standards to protect the integrity, confidentiality and availability of certain electronic health-related information received, maintained or transmitted by covered entities or their business associates. We have taken actions in an effort to be in compliance with these security regulations and believe that we are in compliance, however, a security incident that bypasses our information security systems causing an information security breach, loss of protected health information or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with fines. Ongoing implementation and oversight of these security measures involves significant time, effort and expense.
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
The provision of chiropractic services by chiropractors entails an inherent risk of potential malpractice and other similar claims. While we do not have responsibility for compliance by affiliated PCs and their chiropractors with regulatory and other requirements directly applicable to chiropractors, claims, suits or complaints relating to services provided at the offices of our franchisees or affiliated PCs may be asserted against us. As we develop company-owned or managed clinics, our exposure to malpractice claims will increase. We have experienced a number of malpractice claims since our founding in March, 2010, which we have defended or are vigorously defending and do not expect their outcome to have a material adverse effect on our business, financial condition or results of operations. The assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages. Our current minimum professional liability insurance coverage required for our franchisees, affiliated PCs and company-owned clinics is $1.0 million per occurrence and $3.0 million in annual aggregate. In addition, we have a corporate business owner’s policy with coverage of $2.0 million per occurrence and $4.0 million in annual aggregate. If we are unable to obtain adequate insurance or if there is an increase in the future cost of insurance to us and the chiropractors who provide chiropractic services or an increase in the amount we have to self-insure, there may be a material adverse effect on our business and financial results.
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
Recognition of our brand names, including “THE JOINT CHIROPRACTIC”, and the association of those brands with quality, convenient and inexpensive chiropractic maintenance care, are an integral part of our business. The occurrence of any events or rumors that cause patients to no longer associate the brands with quality, convenient and inexpensive chiropractic maintenance care may materially adversely affect the value of the brand names and demand for chiropractic services at our franchisees or their affiliated PCs.
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
We present Adjusted EBITDA as a supplemental measure to help us describe our operating performance. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income or as a better indicator of operating performance.
Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and loss on disposition or impairment. We present Adjusted EBITDA as a supplemental measure to help us describe our operating performance. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income (as determined in accordance with generally accepted accounting principles in the United States, or GAAP) or as a better indicator of operating performance. You should not consider Adjusted EBITDA as a substitute for operating profit, as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.
In addition, in the future we may incur expenses similar to those excluded when calculating Adjusted EBITDA. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate Adjusted EBITDA in the same manner.
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
As a public company with listed equity securities, we need to comply with certain laws, regulations and requirements, including corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC, and the requirements of The Nasdaq Stock Market LLC. Complying with these statutes, regulations and requirements occupies a significant amount of time of our Board of Directors and management and has significantly increased our costs and expenses. We will continue to:

•institute more comprehensive corporate governance and compliance functions;
•design, establish, evaluate and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404(a) of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
•comply with rules promulgated by The Nasdaq Stock Market LLC;
•prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
•establish new internal policies, such as those relating to disclosure controls and procedures and insider trading; and
•involve and retain outside counsel and accountants in the above activities.
Risks Related to Our Public Offerings and Listing of Our Common Stock on the NASDAQ Capital Market
Our stock price could be volatile and could decline.
The price at which our common stock will trade could be extremely volatile and may fluctuate substantially due to the following factors, some of which are beyond our control:
•variations in our operating results;
•variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•announcements of developments affecting our business or expansion plans by us or others; and
•regulations, conditions, and trends in the chiropractic industry.
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
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2019, we had 13,882,932 outstanding shares of common stock and are authorized to sell up to 20,000,000 shares of common stock. The trading volume of shares of our common stock averaged 151,527 shares per day during the year ended

December 31, 2019. Accordingly, sales of even small amounts of shares of our common stock by existing stockholders may drive down the trading price of our common stock.
If securities analysts do not publish research or reports about our business or if they downgrade our company or our sector, the price of our common stock could decline.
The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. We do not influence or control the reporting of these analysts. If one or more of the analysts who cover us downgrade or provide a negative outlook on our company or our industry, or the stock of any of our competitors, the price of our common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause the price of our common stock to decline.
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
If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, our internal controls over financial reporting. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting, such as described below, would require management and our independent registered public accounting firm to consider our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.
Our management concluded that our internal controls over financial reporting were not effective as of December 31, 2019, and our auditors expressed an adverse opinion on the Company’s internal control over financial reporting as of December 31, 2019, due to a material weakness related to ineffective information technology general controls. We cannot provide assurances that a material weakness will be effectively remediated or that additional material weaknesses will not occur in the future. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, prevent fraud, or maintain investor confidence.
Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As discussed in Part II, Item 9A of this report, management identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access, information security policies, and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2019. We are implementing remedial measures and, while there can be no assurance that our efforts will be successful, we plan to remediate the material weakness during fiscal year 2020 and we plan to monitor these changes throughout the year to ensure that new controls are operating effectively. These measures will result in additional technology and other expenses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, which could negatively affect investor confidence in our financial statements and adversely impact our stock price.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.  PROPERTIES
We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of December 31, 2019, we leased 65 facilities in which we operate or intend to operate clinics.
Our corporate headquarters are located at 16767 North Perimeter Drive, Suite 110, Scottsdale, Arizona 85260. The term of our lease for this location expires on December 31, 2025. The primary functions performed at our corporate headquarters are financial, accounting, treasury, marketing, operations, human resources, information systems support and legal.
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
Holders
As of December 31, 2019, there were approximately 10 holders of record of our common stock and 13,882,932 shares of our common stock outstanding.
Dividends
Since our initial public offering, we have not declared nor paid dividends on our common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future.
ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2019	2018
Consolidated Statement of Operations Data:		(as adjusted)
(in thousands, except per share data)
Total revenues	$48,451	$36,662
Cost of revenues	5,566	4,310
Selling, general and administrative expense	39,356	31,614
Income from operations	3,415	143
Net income	3,324	147
Basic earnings per share	$0.24	$0.01
Diluted earnings per share	$0.23	$0.01
Weighted average shares outstanding used in computing
Basic earnings per share	13,819,149	13,669,107
Diluted earnings per share	14,467,567	14,031,717
Non-GAAP Financial Data:
Net income	3,324	147
Net interest	62	47
Depreciation and amortization expense	1,899	1,556
Tax expense (benefit)	49	(38)
EBITDA	5,334	1,712
Stock compensation expense	721	628
Acquisition related expenses	47	4
Loss on disposition or impairment	114	595
Bargain purchase gain	(19)	(13)
Adjusted EBITDA	$6,197	$2,926

	As of December 31,
	2019	2018
Consolidated Balance Sheet Data:		(as adjusted)
(in thousands)
Cash and cash equivalents	$8,456	$8,717
Property and equipment	6,582	3,658
Deferred franchise costs	4,393	3,489
Goodwill and intangible assets	7,370	4,859
Operating lease right-of-use asset	12,487	—
Other assets	4,418	2,705
Total assets	43,706	23,428
Deferred revenue	18,304	16,139
Operating lease liability - current and non-current	14,214	—
Other liabilities	5,467	6,561
Total liabilities	37,985	22,700
Stockholders' equity	$5,721	$728
(1)Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and loss on disposition or impairment. We have provided Adjusted EBITDA because it is a non-GAAP measure of financial performance commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.
We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other outpatient medical clinics, which may present similar non-GAAP financial measures to investors. In addition, you should be aware when evaluating Adjusted EBITDA that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same manner.
Our management does not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of Adjusted EBITDA is that it excludes significant expenses and income that are required by GAAP to be recorded in our financial statements. Some of these limitations are:
a.Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
b.Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
c.Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
d.Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
e.Adjusted EBITDA does not reflect the bargain purchase gain, which represents the excess of the fair value of net assets acquired over the purchase consideration; and
f.Adjusted EBITDA does not reflect the loss on disposition or impairment, which represents the impairment of assets as of the reporting date. We do not consider this to be indicative of our ongoing operations
Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. You should review the reconciliation of net income to Adjusted EBITDA above and not rely on any single financial measure to evaluate our business. The table above reconciles net income to Adjusted EBITDA for the years ended December 31, 2019 and 2018.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the results of operations and financial condition of The Joint Corp. for the years ended December 31, 2019 and 2018 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information contained elsewhere in this Form 10-K.
Overview
Our principal business is to develop, own, operate, support and manage chiropractic clinics through franchising and the sale of regional developer rights and through direct ownership and management arrangements throughout the United States.
We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry through the rapid and focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad.
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
Key Clinic Development Trends.   As of December 31, 2019, we and our franchisees operated 513 clinics, of which 453 were operated by franchisees and 60 were operated as company-owned or managed clinics. Of the 60 company-owned or managed clinics, 20 were constructed and developed by us, and 40 were acquired from franchisees.
Our current strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy, and continue to expand our corporate clinic portfolio within clustered locations in a deliberate and measured manner. The number of franchise licenses sold for the year ended December 31, 2019 increased to 126 licenses, up from 99 and 37 licenses for the years ended December 31, 2018 and 2017, respectively. We ended 2019 with 21 regional developers who were responsible for 89% of the 126 licenses sold during the year. The growth reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
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
For the year ended December 31, 2019:
•Comp Sales of clinics that have been open for at least 13 full months increased 25%.
•Comp Sales for mature clinics open 48 months or more increased 19%.
•System-wide sales for all clinics open for any amount of time grew 33%.

We saw over 585,000 new patients in 2019, an increase of 26% from our new patient count in 2018, with approximately 26% of those new patients having never been to a chiropractor before. We are not only increasing our percentage of market share, but expanding the chiropractic market. These factors, along with continued leverage of our operating expenses, drove improvement in our bottom line.
On February 4, 2019, we entered into an agreement under which we repurchased the right to develop franchises in various counties in South Carolina and Georgia. The total consideration for the transaction was $681,500. We carried a deferred revenue balance associated with these transactions of $44,334, representing license fees collected upon the execution of the regional developer agreements. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price.
On March 4, 2019, we entered into a regional developer agreement for a number of counties in the states of Virginia, Pennsylvania and West Virginia for $290,000. The development schedule requires a minimum of 40 clinics open over a ten-year period.
For the year ended December 31, 2019, we acquired eight clinics for approximately $3.1 million and constructed and developed five new corporate clinics.
Factors Affecting Our Performance
Our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic sales, openings, closures, markets in which they are contained and related expenses, general economic conditions, consumer confidence in the economy, consumer preferences, and competitive factors.
Significant Accounting Polices and Estimates
The preparation of consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.  We have discussed the development and selection of significant accounting policies and estimates with our Audit Committee. In addition, we have restated prior period financial statements as discussed below.
Intangible Assets
Intangible assets consist primarily of re-acquired franchise and regional developer rights and customer relationships.  We amortize the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which range from three years to eight years. In the case of regional developer rights, we amortize the acquired regional developer rights over the remaining contractual terms at the time of the acquisition, which range from three to seven years. The fair value of customer relationships is amortized over their estimated useful life of two years.
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, we perform an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the years ended December 31, 2019 and 2018.
Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. No impairments of long-lived assets were recorded for the year ended December 31, 2019. We recorded an impairment of approximately $343,000 in long-lived assets for the year ended December 31, 2018.

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
Revenues from Company-Owned or Managed Clinics.  We earn revenue from clinics that we own and operate or manage throughout the United States.  In those states where we own and operate the clinic, revenues are recognized when services are performed. We offer a variety of membership and wellness packages which feature discounted pricing as compared with our single-visit pricing.  Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed. We recognize a contract liability (or a deferred revenue liability) related to the prepaid treatment plans for which we have an ongoing performance obligation. We recognize this contract liability, and recognize revenue, as the patient consumes his or her visits related to the package and we perform the services. Based on a historical lag analysis and an evaluation of legal obligation by jurisdiction, we concluded that any remaining contract liability that exists after 12 to 24 months from transaction date will be deemed breakage. Breakage revenue is recognized only at that point, when the likelihood of the patient exercising his or her remaining rights becomes remote.
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
Regional Developer Fees. During 2011, we established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under the original program, regional developers paid a license fee for each franchise they received the right to develop within the region. In 2017, the program was revised to grant exclusive geographical territory and establish a minimum development obligation within that defined territory. Regional developer fees are non-refundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. Our services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services we provide are highly interrelated with the development of the territory and the resulting franchise licenses sold by the regional developer and as such are considered to represent a single performance obligation. In addition, regional developers receive fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement.

Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur.
Leases
We adopted, effective the first quarter of 2019, accounting guidance related to leases. The new guidance, among other changes, requires lessees to recognize a right-of-use ("ROU") asset and a lease liability in the balance sheet for most leases, but retains an expense recognition model similar to the previous guidance. The lease liability is measured at the present value of the fixed lease payments over the lease term and the ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. Determining the lease term and amount of lease payments to include in the calculation of the ROU asset and lease liability for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain and if the optional period and payments should be included in the calculation of the associated ROU asset and liability. In making this determination, all relevant economic factors are considered that would compel us to exercise or not exercise an option. When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. In such cases, we estimate our incremental borrowing rate as the interest rate we would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease, and in a similar economic environment. We estimate these rates using available evidence such as rates imposed by third-party lenders in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to our estimated creditworthiness.
For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. We record the straight-line lease expense and any contingent rent, if applicable, in general and administrative expenses on the consolidated statements of operations. Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are also included in general and administrative expenses on the consolidated statements of operations.
Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Prior Period Financial Statement Correction of Immaterial Error
Certain states in which we manage clinics regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. The PCs are variable interest entities (“VIEs”) as defined by Accounting Standards Codification 810, Consolidations (“ASC 810”). During the first quarter of 2019, we reassessed the governance structure and operating procedures of the PCs and determined that we have the power to control certain significant non-clinical activities of the PCs, as defined by ASC 810. Therefore, we are the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. Prior to 2019, we did not consolidate the PCs. We concluded the previous accounting policy to not consolidate the PCs was an immaterial error and determined that the PCs should be consolidated. The adjustments resulted in an increase to revenues from company clinics and a corresponding increase to general and administrative expenses. The adjustments had no impact on net income, except when the PC had sold treatment packages and wellness plans. Revenue from these treatment packages and wellness plans are now deferred and will be recognized when patients use their visits. Please see Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion. We corrected these immaterial errors by restating the 2018 consolidated financial statements as presented below.
Total Revenues
Components of revenues for the year ended December 31, 2019, as compared to the year ended December 31, 2018, are as follows:

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2019	2018
Revenues:		(as adjusted)
Revenues from company-owned or managed clinics	$25,807,584	$19,545,276	$6,262,308	32.0%
Royalty fees	13,557,170	10,141,036	3,416,134	33.7%
Franchise fees	1,791,545	1,688,039	103,506	6.1%
Advertising fund revenue	3,884,055	2,862,244	1,021,811	35.7%
Software fees	1,865,779	1,290,135	575,644	44.6%
Regional developer fees	803,849	599,370	204,479	34.1%
Other revenues	740,918	535,560	205,358	38.3%
Total revenues	$48,450,900	$36,661,660	$11,789,240	32.2%
The reasons for the significant changes in our components of total revenues are as follows:
Consolidated Results
•Total revenues increased by $11.8 million, primarily due to the continued revenue growth of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base.
Corporate Clinics
•Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of our corporate-owned or managed clinics portfolio.
Franchise Operations
•Royalty fees and advertising fund revenue increased, due to an increase in the number of franchised clinics in operation along with continued sales growth in existing franchised clinics. As of December 31, 2019, and 2018, there were 453 and 394 franchised clinics in operation, respectively.
•Franchise fees increased due to an increase in executed franchise agreements, as these fees are recognized ratably over the term of the respective franchise agreement.  For the year ended December 31, 2019, there were 126 executed franchise license sales or letters-of-intent, compared to 99 for the year ended December 31, 2018.
•Regional developer fees increased due to the sale of additional developer territories and the related revenue recognition over the life of the regional developer agreements. We sold three new regional developer territories in 2019 and four new territories in 2018. Given the ratable recognition of the revenue, the agreements executed during the course of 2018 now have a full year of recognition in 2019.
•Software fees revenue increased due to an increase in our franchise clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Other revenues primarily consist of merchant income associated with credit card transactions.
Cost of Revenues

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2019	2018
Cost of Revenues	5,565,917	4,310,249	$1,255,668	29.1%
For the year ended December 31, 2019, as compared with the year ended December 31, 2018, the total cost of revenues increased primarily due to an increase in regional developer royalties of $1.0 million, which is in line with an increase in franchise royalty revenues of 34% coupled with a larger portion of our franchise base operating in regional developer territories.
Selling and Marketing Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2019	2018
Selling and Marketing Expenses	6,913,709	4,819,555	$2,094,154	43.5%
Selling and marketing expenses increased $2.1 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, driven by an increase in advertising fund expenditures from a larger franchise base and increased local marketing expenditures by the company-owned or managed clinics.
Depreciation and Amortization Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2019	2018
Depreciation and Amortization Expenses	1,899,257	1,556,240	$343,017	22.0%
Depreciation and amortization expenses increased for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to the amortization of intangibles related to the 2019 acquisitions.
General and Administrative Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2019	2018
		(as adjusted)
General and Administrative Expenses	30,543,030	25,238,121	$5,304,909	21.0%
General and administrative expenses increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to an increase in payroll and related expenses, as well as operating expenses to support continued clinic count and revenue growth in both operating segments. As a percentage of revenue, general and administrative expenses during the year ended December 31, 2019 and 2018 were 63% and 69%, respectively, reflecting improved leverage of our operating model.
Income from Operations

	Year Ended December 31,		Change from	Percent Change
	2019	2018	Prior Year	from Prior Year
		(as adjusted)
Income from Operations	3,414,635	142,561	$3,272,074	2,295.2%
Consolidated Results
Consolidated income from operations increased by $3.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by a $2.9 million improvement in operating income in the franchise operations segment and an increase in operating income from the corporate clinic segment of $1.9 million, partially offset by an increase in unallocated corporate segment of $1.5 million discussed below.

Corporate Clinics
Our corporate clinics segment had income from operations of $3.4 million for the year ended December 31, 2019, an increase of $1.9 million compared to income from operations of $1.5 million for the year ended December 31, 2018. This increase was primarily due to:
•An increase in revenues of $6.3 million from company-owned or managed clinics; partially offset by
•A $4.4 million increase in operating expenses, primarily in general and administrative expenses. The increase in general and administrative expenses is primarily driven by an increase in payroll-related expenses due to a higher head count to support the expansion of our corporate clinic portfolio.
Franchise Operations
Our franchise operations segment had income from operations of $11.0 million for the year ended December 31, 2019, an increase of $2.9 million, compared to income from operations of $8.1 million for the year ended December 31, 2018. This increase was primarily due to:
•An increase of $5.5 million in total revenues; partially offset by
•An increase of $1.2 million in cost of revenues primarily due to an increase in regional developer royalties and an increase of $1.4 million in operating expenses, primarily due to an increase in selling and marketing expenses resulting from a larger franchise base.
Income Tax Expense (Benefit)

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2019	2018
Income Tax Expense (Benefit)	48,706	(37,728)	$86,434	(229.1)%
For the years ended December 31, 2019 and 2018, the effective tax rates were 1.4% and (34.6)%, respectively. The increase in our effective tax rate is primarily due to changes in pre-tax income and the decrease to the valuation allowance during the year ended December 31, 2019, as compared to year ended December 31, 2018. Please see Note 11, “Income Taxes” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.
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

As of December 31, 2019, we had cash and short-term bank deposits of $8.5 million. We generated $7.5 million of cash flow from operating activities in the year ended December 31, 2019. We will continue to preserve cash, and while we have resumed the acquisition and development of company-owned or managed clinics, we have progressed, and plan to continue to progress, at a measured pace, targeting geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertising and marketing and attain general corporate and administrative operating efficiencies.
In January 2017, we executed a credit and security agreement which provided a credit facility of up to $5.0 million, of which we drew $1.0 million during 2017. This balance remained outstanding during 2018 and most of 2019, which was repaid in full on December 20, 2019.
In February 2020, we executed a line of credit agreement which provides a credit facility of up to $7.5 million, including a $2.0 million revolver and $5.5 million development line of credit. Please see Note 14, “Subsequent Events” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.
In addition to $8.5 million of unrestricted cash on hand as of December 31, 2019 and the available borrowings on the new line of credit, our principal sources of liquidity are expected to be cash flows from operations, proceeds from debt financings or equity issuances, and/or proceeds from the sale of assets. We expect our available cash and cash flows from operations, debt financings or equity issuances, or proceeds from the sale of assets to be sufficient to fund our short-term working capital requirements. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. From time to time, we consider and evaluate transactions related to our portfolio and capital structure including debt financings, equity issuances, purchases and sales of assets, and other transactions. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities was $7.5 million for the year ended December 31, 2019, compared to net cash provided by operating activities of $5.5 million for the year ended December 31, 2018.  The change was attributable primarily to improved operating income over the prior year.
Net cash used in investing activities was $7.1 million and $1.2 million during the years ended December 31, 2019 and 2018, respectively.  For the year ended December 31, 2019, this included acquisition of business of $3.1 million, purchases of property and equipment of $3.5 million, and reacquisition and termination of regional developer rights of $0.7 million, partially offset by payments received on notes receivable of $0.1 million. For the year ended December 31, 2018, this included acquisition of business of $0.1 million, purchases of property and equipment of $1.1 million, and reacquisition and termination of regional developer rights of $0.3 million, partially offset by payments received on notes receivable of $0.2 million.
Net cash (used in) provided by financing activities was ($0.6) million and $0.3 million during the years ended December 31, 2019 and 2018, respectively.  For the year ended December 31, 2019, this included proceeds from exercise of stock options of $0.5 million, which was more than offset by purchases of treasury stock under employee stock plans of approximately $21,000, payments of finance lease obligation of approximately $22,000, and repayments on notes payable of $1.1 million. For the year ended December 31, 2018, this included proceeds from exercise of stock options of $0.3 million partially offset by purchases of treasury stock under employee stock plans of approximately $5,000.
Recent Accounting Pronouncements
Please see Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Item 8 of this report for information regarding recently issued accounting pronouncements that may impact our financial statements.
Contractual Obligations and Risk
The following table summarizes our contractual obligations at December 31, 2019 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases	$17,794,374	3,376,830	3,545,186	3,430,110	2,716,465	2,096,333	2,629,450

Off-Balance Sheet Arrangements
During the year ended December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of The Joint Corp. and Subsidiary and Affiliates
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Joint Corp. and subsidiary and affiliates (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 6, 2020 expressed an adverse opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of the new lease standard. The Company adopted the new lease standard using a modified retrospective approach.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC
We have served as the Company’s auditor since 2013.
Denver, Colorado
March 6, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of The Joint Corp. and Subsidiary and Affiliates
Opinion on Internal Control Over Financial Reporting

We have audited The Joint Corp and subsidiary and affiliates (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, because of the material weakness described below on the achievement of objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiary and affiliates as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as “the consolidated the financial statements”) and our report dated March 6, 2020, expressed an unqualified opinion thereon.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

There were ineffective information technology general controls (ITGCs) in the areas of logical access, user administration, program change and information security policies over certain information technology (IT) systems that support the Company’s financial reporting processes. As a result, certain business process automated and manual controls that were dependent on the affected ITGCs were ineffective because they could have been adversely impacted.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated March 6, 2020, on those financial statements.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Plante & Moran, PLLC
Denver, Colorado
March 6, 2020

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS		(as adjusted)
Current assets:
Cash and cash equivalents	$8,455,989	$8,716,874
Restricted cash	185,888	138,078
Accounts receivable, net	2,645,085	806,350
Income taxes receivable	—	268
Notes receivable, net - current portion	128,724	149,349
Deferred franchise costs - current portion	765,508	611,047
Prepaid expenses and other current assets	1,122,478	882,022
Total current assets	13,303,672	11,303,988
Property and equipment, net	6,581,588	3,658,007
Operating lease right-of-use asset	12,486,672	—
Notes receivable net - net of current portion	—	128,723
Deferred franchise costs, net of current portion	3,627,225	2,878,163
Intangible assets, net	3,219,791	1,634,060
Goodwill	4,150,461	3,225,145
Deposits and other assets	336,258	599,627
Total assets	$43,705,667	$23,427,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,525,838	$1,253,274
Accrued expenses	216,814	266,322
Co-op funds liability	185,889	104,057
Payroll liabilities	2,844,107	2,035,658
Notes payable - current portion	—	1,100,000
Deferred rent - current portion	—	136,550
Operating lease liability - current portion	2,313,109	—
Finance lease liability - current portion	24,253	—
Deferred franchise and regional developer fee revenue - current portion	2,740,954	2,370,241
Deferred revenue from company clinics	3,196,664	2,529,497
Other current liabilities	518,686	477,528
Total current liabilities	13,566,314	10,273,127
Deferred rent, net of current portion	—	721,730
Operating lease liability - net of current portion	11,901,040	—
Finance lease liability - net of current portion	34,398	—
Deferred franchise and regional developer fee revenue, net of current portion	12,366,322	11,239,221
Deferred tax liability	89,863	76,672
Other liabilities	27,230	389,362
Total liabilities	37,985,167	22,700,112
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,898,694 shares issued and 13,882,932 shares outstanding as of December 31, 2019 and 13,757,200 shares issued and 13,742,530 outstanding as of December 31, 2018	13,899	13,757
Additional paid-in capital	39,454,937	38,189,251
Treasury stock 15,762 shares as of December 31, 2019 and 14,670 shares as of December 31, 2018, at cost	(111,041)	(90,856)
Accumulated deficit	(33,637,395)	(37,384,651)

Total The Joint Corp. stockholders' equity	5,720,400	727,501
Non-controlling Interest	100	100
Total equity	5,720,500	727,601
Total liabilities and stockholders' equity	$43,705,667	$23,427,713
Note: The Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited consolidated financial statements, restated to reflect the consolidation of variable interest entities. In addition, during the quarter ended December 31, 2019, the Company recorded a correction of an immaterial error related to the adoption of ASC 606. The error was not material to the Company's Consolidated Financial Statements for any quarterly or annual period. See Note 1 of “Notes to Consolidated Financial Statements” under the heading “Prior Period Financial Statement Correction of Immaterial Error” for more details. The accompanying notes are an integral pat of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
		(as adjusted)
Revenues:
Revenues from company-owned or managed clinics	$25,807,584	$19,545,276
Royalty fees	13,557,170	10,141,036
Franchise fees	1,791,545	1,688,039
Advertising fund revenue	3,884,055	2,862,244
Software fees	1,865,779	1,290,135
Regional developer fees	803,849	599,370
Other revenues	740,918	535,560
Total revenues	48,450,900	36,661,660
Cost of revenues:
Franchise cost of revenues	5,159,778	3,956,530
IT cost of revenues	406,139	353,719
Total cost of revenues	5,565,917	4,310,249
Selling and marketing expenses	6,913,709	4,819,555
Depreciation and amortization	1,899,257	1,556,240
General and administrative expenses	30,543,030	25,238,121
Total selling, general and administrative expenses	39,355,996	31,613,916
Net loss on disposition or impairment	114,352	594,934
Income from operations	3,414,635	142,561

Other income (expense):
Bargain purchase gain	19,298	13,198
Other (expense), net	(61,515)	(46,791)
Total other (expense)	(42,217)	(33,593)

Income before income tax expense (benefit)	3,372,418	108,968

Income tax expense (benefit)	48,706	(37,728)

Net income and comprehensive income	$3,323,712	$146,696

Less: income attributable to the non-controlling interest	$—	$—

Net income attributable to The Joint Corp. stockholders	$3,323,712	$146,696

Earnings per share:
Basic earnings per share	$0.24	$0.01
Diluted earnings per share	$0.23	$0.01

Basic weighted average shares	13,819,149	13,669,107
Diluted weighted average shares	14,467,567	14,031,717
Note: The Consolidated Statement of Operations for the year ended December 31, 2018 has been restated to reflect the consolidation of variable interest entities. In addition, during the quarter ended December 31, 2019, the Company recorded a correction of an immaterial error related to the adoption of ASC 606. The error was not material to the Company's Consolidated Financial Statements for any quarterly or annual period. See Note 1 of “Notes to Consolidated Financial

Statements” under the heading “Prior Period Financial Statement Correction of Immaterial Error” for more details. The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount		Total The Joint Corp. stockholder's equity	Non-controlling Interest	Total
Balances, December 31, 2017	13,600,338	$13,600	$37,229,869	14,084	$(86,045)	$(37,531,347)	$(373,923)	$100	$(373,823)
Stock-based compensation expense	—	—	628,430	—	—	—	628,430	—	628,430
Issuance of vested restricted stock	61,700	62	(62)	—	—	—	—	—	—
Exercise of stock options	95,162	95	331,014	—	—	—	331,109	—	331,109
Purchases of treasury stock under employee stock plans	—	—	—	586	(4,811)	—	(4,811)	—	(4,811)
Net income	—	—	—	—	—	146,696	146,696	—	146,696
Balances, December 31, 2018 (as adjusted)	13,757,200	$13,757	$38,189,251	14,670	$(90,856)	$(37,384,651)	$727,501	$100	$727,601
Correction of immaterial error related to ASC 606 adoption	—	—	—	—	—	423,544	423,544	—	423,544
Stock-based compensation expense	—	—	720,651	—	—	—	720,651	—	720,651
Issuance of vested restricted stock	38,289	38	(38)	—	—	—	—	—	—
Exercise of stock options	103,205	104	545,073	—	—	—	545,177	—	545,177
Purchases of treasury stock under employee stock plans	—	—	—	1,092	(20,185)	—	(20,185)	—	(20,185)
Net income	—	—	—	—	—	3,323,712	3,323,712	—	3,323,712
Balances, December 31, 2019	13,898,694	$13,899	$39,454,937	15,762	$(111,041)	$(33,637,395)	$5,720,400	$100	$5,720,500

Note: The Consolidated Statement of Changes in Stockholders’ Equity has been restated to reflect the consolidation of variable interest entities. In addition, during the quarter ended December 31, 2019, the Company recorded a correction of an immaterial error related to the adoption of ASC 606. The error was not material to the Company's Consolidated Financial Statements for any quarterly or annual period. See Note 1 of “Notes to Consolidated Financial Statements” under the heading “Prior Period Financial Statement Correction of Immaterial Error” for more details. The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
		(as adjusted)
Cash flows from operating activities:
Net income	$3,323,712	$146,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,899,257	1,556,240
Net loss on disposition or impairment	114,352	594,934
Net franchise fees recognized upon termination of franchise agreements	(113,944)	(227,950)
Bargain purchase gain	(19,298)	(13,198)
Deferred income taxes	1,781	(77,020)
Stock based compensation expense	720,651	628,430
Changes in operating assets and liabilities:
Accounts receivable	(1,838,735)	(78,716)
Prepaid expenses and other current assets	(240,188)	(339,948)
Deferred franchise costs	(882,672)	(802,990)
Deposits and other assets	268,369	38,983
Accounts payable	75,893	63,567
Accrued expenses	(64,758)	177,768
Payroll liabilities	808,449	1,168,228
Deferred revenue	853,184	2,647,123
Other liabilities	2,615,896	(29,879)
Net cash provided by operating activities	7,521,949	5,452,268

Cash flows from investing activities:
Acquisition of business	(3,122,332)	(100,000)
Purchase of property and equipment	(3,483,578)	(1,111,117)
Reacquisition and termination of regional developer rights	(681,500)	(278,250)
Payments received on notes receivable	149,348	245,713
Net cash used in investing activities	(7,138,062)	(1,243,654)

Cash flows from financing activities:
Payments of finance lease obligation	(21,954)	—
Purchases of treasury stock under employee stock plans	(20,185)	(4,811)
Proceeds from exercise of stock options	545,177	331,109
Repayments on notes payable	(1,100,000)	—
Net cash (used in) provided by financing activities	(596,962)	326,298

(Decrease) increase in cash	(213,075)	4,534,912
Cash and restricted cash, beginning of period	8,854,952	4,320,040
Cash and restricted cash, end of period	$8,641,877	$8,854,952

During the years ended December 31, 2019 and 2018, cash paid for income taxes was $65,064 and $29,522, respectively. During the years ended December 31, 2019 and 2018, cash paid for interest was $96,978 and $100,000, respectively.
Supplemental disclosure of non-cash activity:
As of December 31, 2019, accounts payable and accrued expenses include property and equipment purchases of $196,671, and $15,250, respectively. As of December 31, 2018, accounts payable and accrued expenses include property and equipment purchases of $121,038, and $1,595, respectively.
In connection with the acquisitions during the year ended December 31, 2019, the Company acquired $173,521 of property and equipment and intangible assets of $1,999,469, in exchange for $3,127,332 (of which $5,000 was in accounts payable as of December 31, 2019) to the sellers.  Additionally, at the time of these transactions, the Company carried net deferred revenue of $40,805, representing unrecognized net franchise fees collected upon the execution of the franchise agreement. The Company netted this amount against the purchase price of the acquisitions (Note 2).
In connection with the Company's reacquisition and termination of regional developer rights during the year ended December 31, 2019, the Company had deferred revenue of $44,334 representing unrecognized license fees collected upon the execution of the regional developer agreements.  The Company netted these amounts against the aggregate purchase price of the acquisitions (Note 8).
Note: The Consolidated Statements of Cash Flows has been restated to reflect the consolidation of variable interest entities. See Note 1 of “Notes to Consolidated Financial Statements” under the heading “Prior Period Financial Statement Correction of Immaterial Error” for more details. The accompanying notes are an integral part of these consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1:  Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These financial statements represent the consolidated financial statements of The Joint Corp. (“The Joint”), its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other (expenses) income that are reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue and accounting for leases, see Note 3, "Revenue Disclosures" and Note 12, "Commitments and Contingencies", respectively.
Prior Period Financial Statement Correction of Immaterial Error
Certain states in which the Company manages clinics regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. The PCs are VIEs as defined by Accounting Standards Codification 810, Consolidations (“ASC 810”). During the first quarter of 2019, the Company reassessed the governance structure and operating procedures of the PCs and determined that the Company has the power to control certain significant non-clinical activities of the PCs, as defined by ASC 810. Therefore, the Company is the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. Prior to 2019, the Company did not consolidate the PCs. The Company concluded the previous accounting policy to not consolidate the PCs was an immaterial error and determined that the PCs should be consolidated. The adjustments resulted in an increase to revenues from company clinics and a corresponding increase to general and administrative expenses. The adjustments had no impact on net income, except when the PCs had sold treatment packages and wellness plans. Revenue from these treatment packages and wellness plans are now deferred and will be recognized when patients use their visits. The Company corrected this immaterial error by restating the 2018 consolidated financial statements and related notes included herein.
The immaterial impacts of this error correction for the fiscal year ended December 31, 2018 were as follows:

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	Adjustments Due To VIE Consolidation	Year Ended December 31, 2018
	(as reported)		(as adjusted)
Revenues:
Revenues from company-owned or managed clinics	$14,672,865	$4,872,411	$19,545,276
Total revenues	31,789,249	4,872,411	36,661,660
General and administrative expenses	20,304,131	4,933,990	25,238,121
Total selling, general and administrative expenses	26,679,926	4,933,990	31,613,916
Income from operations	204,139	(61,578)	142,561

Other income (expense):
Bargain purchase gain	58,006	(44,808)	$13,198
Total other income (expense)	11,215	(44,808)	$(33,593)

Income before income tax (benefit) expense	215,354	(106,386)	$108,968

Net income and comprehensive income	$253,082	(106,386)	$146,696

Earnings per share:
Basic earnings per share	$0.02	(0.01)	$0.01
Diluted earnings per share	$0.02	(0.01)	$0.01

Basic weighted average shares	13,669,107	—	$13,669,107
Diluted weighted average shares	14,031,717	—	$14,031,717

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	Adjustments Due To VIE Consolidation	December 31, 2018
ASSETS	(as reported)		(as adjusted)
Current assets:
Accounts receivable, net	1,213,707	(407,357)	806,350
Total current assets	11,711,345	(407,357)	11,303,988
Goodwill	2,916,426	308,719	3,225,145
Total assets	$23,526,352	$(98,639)	$23,427,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred revenue from company clinics	994,493	1,535,004	2,529,497
Total current liabilities	8,738,123	1,535,004	10,273,127
Total liabilities	21,165,108	1,535,004	22,700,112
Commitments and contingencies
Equity:
The Joint Corp. stockholders' equity:
Accumulated deficit	(35,750,908)	(1,633,743)	(37,384,651)
Total The Joint Corp. stockholders' equity	2,361,244	(1,633,743)	727,501
Non-controlling Interest	—	100	100
Total equity	2,361,244	(1,633,643)	727,601
Total liabilities and equity	$23,526,352	$(98,639)	$23,427,713
Correction of Immaterial Error - Effect of change in accounting principle

During the quarter ended December 31, 2019, the Company determined that it had improperly calculated the effect of change in accounting principle related to the adoption of Accounting Standards Codification 606 - Revenue from Contracts with Customers ("ASC 606"), which the Company adopted on January 1, 2018. This resulted in an overstatement of deferred franchise revenue and an understatement of deferred franchise costs. As a result, the Company recorded a $150 thousand reduction to franchise fee revenue and $70 thousand increase to franchise cost of revenue with a corresponding adjustment to deferred franchise revenue and deferred franchise costs related to the prior year and current year correction of an immaterial error related to the adoption of ASC 606.The error was not material to the Company's consolidated financial statements for any quarterly or annual period.
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
The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
Franchised clinics:	2019	2018
Clinics open at beginning of period	394	352
Opened during the period	71	47
Sold during the period	(8)	(1)
Closed during the period	(4)	(4)
Clinics in operation at the end of the period	453	394

	Year Ended December 31,
Company-owned or managed clinics:	2019	2018
Clinics open at beginning of period	48	47
Opened during the period	5	—
Acquired during the period	8	1
Closed during the period	(1)	—
Clinics in operation at the end of the period	60	48

Total clinics in operation at the end of the period	513	442

Clinic licenses sold but not yet developed	170	136
Executed letters of intent for future clinic licenses	34	19
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
All significant inter-affiliate accounts and transactions between The Joint and its VIEs have been eliminated in consolidation. Certain balances were reclassified from regional developer fees to other revenues for the year ended December 31, 2018 to conform to the current year presentation.
Comprehensive Income
Net income and comprehensive income are the same for the years ended December 31, 2019 and 2018.
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
Certain states in which the Company manages clinics regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. In these states, the Company has entered into management services agreements with PCs under which the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. Such PCs are VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because they are liabilities on the PC’s books and the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. During the first quarter of 2019, the Company reassessed the governance structure and operating procedures of the PCs and determined that the Company has the power to control certain significant non-clinical activities of the PCs, as defined by ASC 810, Therefore, the Company is the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. The carrying amount of VIE assets and liabilities are immaterial as of December 31, 2019.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of December 31, 2019 and 2018.
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
Accounts Receivable
Accounts receivable primarily represent amounts due from franchisees for royalty fees. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2019, and 2018, the Company had an allowance for doubtful accounts of $0.
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

Leases
The Company adopted the guidance of Accounting Standards Codification 842 – Leases (“ASC 842”) on January 1, 2019 which requires lessees to recognize a right-of-use ("ROU") asset and lease liability for all leases. The Company elected the package of transition practical expedients for existing contracts, which allowed the Company to carry forward its historical assessments of whether contracts are or contain leases, lease classification and determination of initial direct costs.
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
For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. The Company records the straight-line lease expense and any contingent rent, if applicable, in general and administrative expenses on the consolidated statements of operations. Many of the Company’s leases also require it to pay real estate taxes, common area maintenance costs and other occupancy costs which are also included in general and administrative expenses on the consolidated statements of operations.
Intangible Assets
Intangible assets consist primarily of re-acquired franchise and regional developer rights and customer relationships.  The Company amortizes the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which generally range from three to eight years. In the case of regional developer rights, the Company generally amortizes the re-acquired regional developer rights over seven years. The fair value of customer relationships is amortized over their estimated useful life of two years.
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the years ended December 31, 2019 and 2018.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. No impairments of long-lived assets were recorded for the year ended December 31, 2019. The Company recorded an impairment of approximately $343,000 in long-lived assets for the year ended December 31, 2018.
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
Revenues from Company-Owned or Managed Clinics.  The Company earns revenues from clinics that it owns and operates or manages throughout the United States. In those states where the Company owns and operates or manages the clinic, revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing. Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed. The Company recognizes a contract liability (or a deferred revenue liability) related to the prepaid treatment plans for which the Company has an ongoing performance obligation. The Company recognizes this contract liability, and recognizes revenue, as the patient consumes his or her visits related to the package and the Company transfers its services. Based on a historical lag analysis and an evaluation of legal obligation by jurisdiction, the Company concluded that any remaining contract liability that exists after 12 to 24 months from transaction date will be deemed breakage. Breakage revenue is recognized only at that point, when the likelihood of the patient exercising his or her remaining rights becomes remote.
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

The Company entered into one regional developer agreement for the year ended December 31, 2019 and four regional developer agreements for the year ended December 31, 2018 for which it received approximately $0.3 million and $0.9 million, respectively, which was deferred as of the respective transaction dates and will be recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to be upon the execution of the agreement. Certain of these regional developer agreements resulted in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is being recognized over the remaining life of the respective franchise agreements.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses were $2,292,628 and $1,558,662, for years ended December 31, 2019 and 2018, respectively.
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
The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of December 31, 2019 and 2018, respectively. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.
With exceptions due to the generation and utilization of net operating losses or credits, as of December 31, 2019, the Company is no longer subject to federal and state examinations by taxing authorities for tax years before 2016 and 2015, respectively.
Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by giving effect to all potentially dilutive common shares including restricted stock and stock options.

	Year Ended December 31,
	2019	2018
		(as adjusted)
Net income	$3,323,712	$146,696

Weighted average common shares outstanding - basic	13,819,149	13,669,107
Effect of dilutive securities:
Unvested restricted stock and stock options	648,418	362,610
Weighted average common shares outstanding - diluted	14,467,567	14,031,717

Basic earnings per share	$0.24	$0.01
Diluted earnings per share	$0.23	$0.01
Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Year Ended December 31,
	2019	2018
Unvested restricted stock	—	6,896
Stock options	39,286	236,205
Stock-Based Compensation
The Company accounts for share-based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. The Company determines the estimated grant-date fair value of restricted shares using the closing price on the date of the grant and the grant-date fair value of stock options using the Black-Scholes-Merton model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company recognizes compensation costs ratably over the period of service using the straight-line method. Forfeitures are estimated based on historical and forecasted turnover.
Retirement Benefit Plan
Employees of the Company are eligible to participate in a defined contribution retirement plan, the Joint Corp. 401(k) Retirement Plan (“401(k) Plan”), under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute their eligible compensation, not to exceed the annual limits set by the IRS. The 401(k) Plan allows the Company to match participants’ contributions in an amount determined at the sole discretion of the Company. The Company matched participants’ contributions during fiscal years 2019 and 2018, up to a maximum of 2% of the employee’s eligible compensation. Employer contributions totaled $103,745 and $61,157, for fiscal years 2019 and 2018, respectively.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for doubtful accounts, share-based compensation arrangements, fair value of stock options, useful lives and realizability of long-lived assets, classification of deferred revenue and revenue recognition related to breakage, classification of deferred franchise costs, calculation of ROU assets and liabilities related to leases, realizability of deferred tax assets, impairment of goodwill and intangible assets and purchase price allocations and related valuation.
Recent Accounting Pronouncements
Recently Adopted Accounting Guidance
On January 1, 2019, the Company adopted ASC 842, which requires lessees to recognize a ROU asset and lease liability on their balance sheet for all leases with terms beyond twelve months. The new standard also requires enhanced disclosures that provide more transparency and information to financial statement users about lease portfolios. Effective January 1, 2019, the Company adopted the requirements of ASC 842 using the modified retrospective approach using the optional transition method and elected to apply the provisions of the standard as of the adoption date rather than the earliest date presented. The consolidated financial statements for the period ended December 31, 2019 are presented under the new standard, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard.
During the process of adoption, the Company made the following elections:
•The Company elected the package of practical expedients which allowed the Company to not reassess:
•Whether existing or expired contracts contain leases under the new definition of a lease;
•Lease classification for existing or expired leases; and
•Initial direct costs for any expired or existing leases to determine if they would qualify for capitalization under ASC 842.

•The Company did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets.
•The Company did not elect the land easement practical expedient, which permits an entity to continue applying its current policy for accounting for land easements that existed as of, or expired before, the effective date of ASC 842.
•The Company elected to make the accounting policy election for short-term leases, permitting the Company to not apply the recognition requirements of ASC 842 to short-term leases with terms of 12 months or less.
The adoption of ASC 842 does not materially impact the Company’s results of operations other than recognition of the operating lease ROU asset and lease liability. See Note 12 for additional disclosures required by ASC 842.

Newly Issued Accounting Standards Not Yet Adopted
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

On October 28, 2019, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller one operating franchise in Redlands, California. The Company operates the franchise as a company-managed clinic. The total purchase price for the transaction was $55,000, less $4,110 of net deferred revenue resulting in total purchase consideration of $50,890. As of December 31, 2019, $5,000 of remaining consideration was outstanding, which was paid in February 2020.
Purchase Price Allocation
The following summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed during 2019 as of the acquisition date:

Property and equipment	$173,521
Operating lease right-of-use asset	1,283,608
Intangible assets	1,999,469
Total assets acquired	3,456,598
Goodwill	925,315
Deferred revenue	(140,861)
Operating lease liability - current portion	(256,601)
Operating lease liability - net of current portion	(867,216)
Deferred tax liability	(11,410)
Bargain purchase gain	(19,298)
Net purchase price	$3,086,527
Intangible assets in the table above consist of reacquired franchise rights of $1,488,494 amortized over an estimated useful life of approximately three years and customer relationships of $510,975 amortized over an estimated useful life of two years.
Goodwill was established due primarily to synergies and benefits expected to be gained from leveraging the Company’s existing operations and infrastructures, as well as the expected associated revenue and cash flow projections. Goodwill has been allocated to the Company’s Corporate Clinics segment based on such expected benefits. Goodwill related to the acquisitions is expected to be deductible for income tax purposes over the next 15 years. The purchase price allocations are preliminary, and the Company expects to finalize the allocations during fiscal year 2020.
Pro Forma Results of Operations (Unaudited)
The following table summarizes selected unaudited pro forma consolidated statements of operations data for the years ended December 31, 2019 and 2018 as if the acquisition in 2019 had been completed on January 1, 2018.

	Pro Forma for the Year Ended
	December 31, 2019	December 31, 2018
Revenues, net	$50,399,700	$39,774,609
Net income (loss)	$3,241,918	$(77,662)
This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition had been completed on that date. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2018 and 2019 prior to the acquisitions is included based on prior accounting records maintained by the acquired companies. In some cases, accounting policies differed materially from accounting policies adopted by the Company following the acquisitions. For 2019, this information includes actual data recorded in the Company’s financial statements for the period subsequent to the date of the acquisition. The Company’s consolidated statement of operations for the year ended December 31, 2019 includes net revenue and net income of approximately $1,529,000 and $218,000, respectively, attributable to the acquisitions.
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
The Company recognizes the primary components of the transaction price as follows:
•Franchise fees are recognized as revenue ratably on a straight-line basis over the term of the franchise agreement commencing with the execution of the franchise agreement. As these fees are typically received in cash at or near the beginning of the franchise term, the cash received is initially recorded as a contract liability until recognized as revenue over time;
•The Company is entitled to royalties and advertising fees based on a percentage of the franchisee's gross sales as defined in the franchise agreement. Royalty and advertising revenue are recognized when the franchisee's sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either what is considered a contract asset (unbilled receivable) or, once billed, accounts receivable, on the balance sheet.
•The Company is entitled to a software fee, which is charged monthly. The Company recognizes revenue related to software fees ratably on a straight-line basis over the term of the franchise agreement.
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
Disaggregation of Revenue

The Company believes that the captions contained on the consolidated statements of operations appropriately reflect the disaggregation of its revenue by major type for the years ended December 31, 2019 and 2018. Other revenues primarily consist of merchant income associated with credit card transactions.
Rollforward of Contract Liabilities and Contract Assets
Changes in the Company's contract liability for deferred franchise and regional development fees during the year ended December 31, 2019 and 2018 were as follows (in thousands):

Deferred Revenue short and long-term
Balance at December 31, 2017	$11,547
Recognized as revenue during the year ended December 31, 2018	(2,287)
Fees received and deferred during the year ended December 31, 2018	4,349
Balance at December 31, 2018	$13,609
Recognized as revenue during the year ended December 31, 2019	(2,595)
Fees received and deferred, net	4,093
Balance at December 31, 2019	$15,107
Changes in the Company's contract assets for deferred franchise costs during the year ended December 31, 2019 and 2018 were as follows (in thousands):

Deferred Franchise Costs short and long-term
Balance at December 31, 2017	$2,811
Recognized as cost of revenue during the year ended December 31, 2018	(631)
Costs incurred and deferred during the year ended December 31, 2018	1,309
Balance at December 31, 2018	$3,489
Recognized as cost of revenue during the year ended December 31, 2019	(812)
Costs incurred and deferred, net	1,716
Balance at December 31, 2019	$4,393
The following table illustrates revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2019 (in thousands):

Contract liabilities expected to be recognized in	Amount
2020	$2,741
2021	2,626
2022	2,240
2023	1,907
2024	1,477
Thereafter	4,116
Total	$15,107

Note 4: Restricted Cash
The table below reconciles the cash and cash equivalents balance and restricted cash balances from the Company’s consolidated balance sheets to the amount of cash reported on the consolidated statements of cash flows:

	December 31,
	2019	2018
Cash and cash equivalents	$8,455,989	$8,716,874
Restricted cash	185,888	138,078
Total cash, cash equivalents and restricted cash	$8,641,877	$8,854,952

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
Effective April 26, 2019, the Company entered into a promissory note valued at $31,086. The note bears interest at 0% per annum for 36 months and requires monthly principal payments over 36 months, beginning May 15, 2019 and maturing on May 15, 2022.
The net outstanding balances of the notes as of December 31, 2019, and 2018 were $155,810 and $278,072, respectively. Allowance reserve on the outstanding notes as of December 31, 2019 was $27,086. Maturities of notes receivable as of December 31, 2019 are as follows:

2020	$137,124
2021	9,600
2022	$9,086
Total	$155,810

Note 6: Property and Equipment
Property and equipment consist of the following:

	December 31,
	2019	2018
Office and computer equipment	$1,594,364	$1,243,104
Leasehold improvements	7,154,156	5,407,915
Software developed	1,193,007	1,145,742
Finance lease assets	80,604	—
	10,022,131	7,796,761
Accumulated depreciation and amortization	(5,671,366)	(4,909,002)
	4,350,765	2,887,759
Construction in progress	2,230,823	770,248
Property and Equipment, net	$6,581,588	$3,658,007
Depreciation expense was $823,679 and $1,049,942 for the years ended December 31, 2019 and 2018, respectively.
Amortization expense related to finance lease assets was $24,675 for the year ended December 31, 2019.
Construction in progress at December 31, 2019 and 2018 principally relate to development costs for a software to be used by clinics for operations and by the Company for the management of operations.
In August 2018, the Board of Directors approved a change in strategy as it relates to the development of the Company’s IT platform. The Company ceased its related internal development, and as a result, the Company recorded an impairment of approximately $343,000 of previously capitalized software development costs during the year ended December 31, 2018.
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
As of December 31, 2019, and 2018, the Company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.
The intangible assets resulting from the acquisitions (reference Note 2) were recorded at estimated fair value on a non-recurring basis and are considered Level 3 within the fair value hierarchy.
Note 8: Intangible Assets and Goodwill

On February 4, 2019, the Company entered into an agreement under which it repurchased the right to develop franchises in various counties in South Carolina and Georgia. The total consideration for the transaction was $681,500. The Company carried a deferred revenue balance associated with these transactions of $44,334, representing unrecognized portion of the license fees collected upon the execution of the regional developer agreements. The Company accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price.
Intangible assets consisted of the following:

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$3,246,494	$1,400,086	$1,846,408
Customer relationships	1,255,975	865,478	390,497
Reacquired development rights	2,050,481	1,067,595	982,886
	$6,552,950	$3,333,159	$3,219,791

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$1,758,000	$921,138	$836,862
Customer relationships	745,000	717,498	27,502
Reacquired development rights	1,413,316	643,620	769,696
	$3,916,316	$2,282,256	$1,634,060
Amortization expense related to the Company’s intangible assets was $1,050,903 and $506,298 for the years ended December 31, 2019 and 2018, respectively.
Estimated amortization expense for 2020 and subsequent years is as follows:

2020	$1,409,962
2021	1,212,703
2022	539,750
2023	57,376
Total	$3,219,791

The changes in the carrying amount of goodwill were as follows:

Corporate Clinic Segment
Balance as of December 31, 2018
Goodwill, gross	$3,280,139
Accumulated impairment losses	(54,994)
Goodwill, net	3,225,145
2019 acquisitions	925,316
Balance as of December 31, 2019
Goodwill, gross	4,205,455
Accumulated impairment losses	(54,994)
Goodwill, net	$4,150,461
There were no changes in the carrying amount of goodwill during the year ended December 31, 2018.

Note 9: Debt
Notes Payable
During 2016, the Company issued two notes payable totaling $186,000 as a portion of the consideration paid in connection with the Company’svarious acquisitions. Interest rates for both notes were 4.25% with maturities through May 2017. There was one outstanding note as of December 31, 2018 with a balance of $100,000 which was paid in February 2019.
Credit and Security Agreement
On January 3, 2017, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) and signed a revolving credit note payable to the lender. Under the Credit Agreement, the Company was able to borrow up to an aggregate of $5,000,000 under revolving loans. Interest on the unpaid outstanding principal amount of any revolving loans was at a rate equal to 10% per annum, provided that the minimum amount of interest paid in the aggregate on all revolving loans granted over the term of the Credit Agreement is $200,000. Interest was due and payable on the last day of each fiscal quarter in an amount determined by the Company, but not less than $25,000. The Credit Agreement was collateralized by the assets in the Company’s company-owned or managed clinics. The Company used the credit facility for general working capital needs. During 2019, the Company had drawn $1,000,000 of the $5,000,000 available under the Credit Agreement which was repaid in full on December 20, 2019. The Credit Agreement was terminated in December 2019 in accordance with the provisions of the Credit Agreement. During 2019, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement. The Company recorded interest expense of $96,978 and $100,000 in the years ended December 31, 2019 and 2018 related to this Credit Agreement, respectively.
In February 2020, the Company executed a line of credit agreement which provides a credit facility up to $7,500,000, including a $2,000,000 revolver and $5,500,000 development line of credit. Please see Note 14, “Subsequent Events” in the Notes to Consolidated Financial Statements for further discussion.
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
Stock Options
The Company’s closing price on the date of grant is the basis of fair value of its common stock used in determining the value of share-based awards. To the extent the value of the Company’s share-based awards involves a measure of volatility, the Company historically relied on the volatilities from publicly-traded companies with similar business models as its common stock lacked enough trading history for it to utilize its own historical volatility. Effective July 1, 2019, the Company uses available historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. The Company uses the simplified method to calculate the expected term of stock option grants to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. Accordingly, the expected life of the options granted is based on the average of the vesting term, which is generally four years and the contractual term, which is generally ten years. The Company will continue to evaluate the appropriateness of utilizing such method. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term.

The Company has computed the fair value of all options granted using the Black-Scholes-Merton model during the years ended December 31, 2019 and 2018, using the following assumptions:

	Year Ended December 31,
	2019	2018
Expected volatility	35% to 55%	35%
Expected dividends	None	None
Expected term (years)	7	7
Risk-free rate	1.89% to 2.61%	2.53% to 2.90%
Forfeiture rate	20%	20%
The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2017	1,003,916	$4.18	8.1
Granted at market price	145,792	7.00
Exercised	(95,162)	3.48
Cancelled	(67,855)	3.37
Outstanding at December 31, 2018	986,691	$4.72	6.8
Granted at market price	65,759	12.31
Exercised	(103,205)	5.28
Cancelled	—	—
Outstanding at December 31, 2019	949,245	$5.19	6.5
Exercisable at December 31, 2019	592,265	$4.54	5.9

The aggregate intrinsic value of the Company's stock options exercised during 2019 and 2018 was $1,236,099 and $412,952, respectively.
The aggregate intrinsic value of the Company’s stock options outstanding and expected to vest was $9,788,395 at December 31, 2019.
The aggregate intrinsic value of the Company’s stock options exercisable was $6,872,930 at December 31, 2019.
The weighted-average grant-date fair value of the Company's stock options granted during 2019 and 2018 was $5.21 and $2.95, respectively.
The aggregate fair value of the Company's stock options vested during 2019 and 2018 was $388,672 and $509,729, respectively.
For the years ended December 31, 2019 and 2018, stock-based compensation expense for stock options was $418,301 and $363,568, respectively.
Unrecognized stock-based compensation expense for stock options as of December 31, 2019 was $729,263, which is expected to be recognized ratably over the next 2.5 years.
Restricted Stock
Restricted stock awards granted to employees generally vest in four equal annual installments. Restricted stock awards granted to non-employee directors vest on the earlier of (i) one year from the grant date and (ii) the date of the next annual meeting of the shareholders of the Company occurring after the date of grant.

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2018	51,134	$7.64
Granted	26,131	$14.30
Vested	(38,289)	$7.44
Cancelled	—	$—
Non-vested at December 31, 2019	38,976	$12.31
For the years ended December 31, 2019 and 2018, stock-based compensation expense for restricted stock was $302,350 and $264,862, respectively. Unrecognized stock-based compensation expense for restricted stock awards as of December 31, 2019 was $321,031 to be recognized ratably over 2.1 years.
Warrants
In conjunction with the IPO, the Company issued warrants to the underwriters for the purchase of 90,000 shares of common stock, which were exercisable between November 10, 2015 and November 10, 2018 at an exercise price of $8.125 per share. The fair value of the warrants was determined using the Black-Scholes-Merton option valuation model. The unexercised warrants expired on November 10, 2018.

Note 11: Income Taxes
Income tax provision (benefit) reported in the consolidated statements of operations is comprised of the following (rounded to hundreds):

	December 31,
	2019	2018
Current provision (benefit):
Federal	$—	$—
State, net of state tax credits	47,200	39,300
Total current provision (benefit)	47,200	39,300
Deferred provision (benefit):
Federal	800	(90,000)
State	1,000	13,000
Total deferred provision (benefit)	1,800	(77,000)
Total income tax provision (benefit)	$49,000	$(37,700)
The following are the components of the Company’s deferred tax assets (liabilities) for federal and state income taxes (rounded to hundreds):

	December 31,
	2019	2018
		(as adjusted)
Deferred income tax assets:
Accrued expenses	$515,800	$361,100
Deferred revenue	4,435,400	3,092,500
Deferred rent	—	237,900
Lease abandonment	—	96,500
Lease liability	3,782,800	—
Goodwill - component 2	55,300	52,500
Restricted stock compensation	3,900	—
Nonqualified stock options	198,900	184,400
Net operating loss carryforwards	3,585,700	6,175,600
Tax credits	33,800	14,000
Charitable contribution carryover	—	15,500
Asset basis difference related to property and equipment	214,000	458,600
Intangibles	595,800	435,900
Total deferred income tax assets	13,421,400	11,124,500
Deferred income tax liabilities:
Lease right-of-use asset	(3,267,900)	—
Deferred franchise costs	(406,500)	(574,100)
Goodwill - component 1	(245,500)	(194,700)
Restricted stock compensation	—	(30,800)
Total deferred income tax liabilities	(3,919,900)	(799,600)
Valuation allowance	(9,591,400)	(10,401,600)
Net deferred tax liability	$(89,900)	$(76,700)
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the lack of sustained profitability over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth. On the basis of this evaluation, as of December 31, 2019, a valuation allowance of $9,591,400 has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company's projections for growth. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s consolidated statement of operations, the effect of which would be an increase in reported net income. The amount of any such tax benefit associated with release of the Company's valuation allowance in a particular reporting period may be material.
The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 34% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Company finalized the effects of the 2017 Tax Act and recorded the impact in its financial statements as of December 22, 2018 under Staff Accounting Bulletin No. 118 (SAB 118). The company recorded a tax benefit for the impact of the 2017 Tax Act of approximately $120,000 in 2018. This amount is a remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 34%.
At December 31, 2019, The Joint Corp., without the VIE, had federal and state net operating losses of approximately $13,262,000 and $17,728,000, respectively. These net operating losses are available to offset future taxable income and will begin to expire in 2035 for federal purposes and 2025 for state purposes. The Joint Corp. has research and development credits of $14,000 that will begin to expire in 2031 and $20,000 California alternative minimum tax credits that do not expire.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income, compared to the income tax provision (benefit) in the consolidated statement of operations (rounded to hundreds):

	For the Years Ended December 31,
	2019		2018 (as adjusted)
	Amount	Percent	Amount	Percent
Expected federal tax expense (benefit)	$731,600	21.0%	$22,900	21.0%
State tax provision, net of federal benefit	315,800	9.1%	(63,600)	(58.4)%
Change in valuation allowance	(810,200)	(23.3)%	51,600	47.4%
Other permanent differences	41,700	1.2%	13,200	12.1%
Stock compensation	(232,600)	(6.7)%	(40,800)	(37.4)%
Bargain purchase gain	(5,100)	(0.1)%	(16,100)	(14.8)%
Return to provision adjustments	7,800	0.2%	(4,900)	(4.5)%
Provision (benefit)	$49,000	1.4%	$(37,700)	(34.6)%
Changes in the Company's income tax expense relate primarily to changes in pretax income during the year ended December 31, 2019, as compared to year ended December 31, 2018, and the effective tax rate was 1.4% and (34.6)%, respectively. For the years ended December 31, 2019 and December 31, 2018, the difference between the statutory federal income tax rate and the Company's effective tax rate was primarily due to state taxes, the valuation allowance, VIE permanent differences, and stock-based compensation.
For the years ended December 31, 2019 and December 31, 2018, the Company had no uncertain tax positions or interest and penalties related to uncertain tax positions. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses, if any.
With exceptions due to the generation and utilization of net operating losses or credits, as of December 31, 2019, the Company is no longer subject to federal and state examinations by taxing authorities for tax years before 2016 and 2015, respectively.

Note 12: Commitments and Contingencies
Operating Leases
The table below summarizes the components of lease expense and income statement location for the year ended December 31, 2019:

	Line Item in the Company’s Consolidated Statements of Operations	Year Ended December 31, 2019
Finance lease costs:
Amortization of assets	Depreciation and amortization	$24,675
Interest on lease liabilities	Other expense, net	6,832
Total finance lease costs		$31,507
Operating lease costs	General and administrative expenses	$3,005,124
Total lease costs		$3,036,631
Supplemental information and balance sheet location related to leases is as follows:

December 31, 2019
Operating Leases:
Operating lease right-of -use asset	$12,486,672
Operating lease liability - current portion	2,313,109
Operating lease liability - net of current portion	11,901,040
Total operating lease liability	$14,214,149
Finance Leases:
Property and equipment, at cost	80,604
Less accumulated amortization	(24,675)
Property and equipment, net	$55,929

Finance lease liability - current portion	24,253
Finance lease liability - net of current portion	34,398
Total finance lease liabilities	$58,651

Weighted average remaining lease term (in years):
Operating leases	5.4
Finance lease	2.3

Weighted average discount rate:
Operating leases	8.7%
Finance leases	10.0%
Supplemental cash flow information related to leases is as follows:

Year Ended December 31, 2019

Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,834,903
Operating cash flows from finance leases	6,832
Financing cash flows from finance leases	21,954

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$1,350,090
Finance lease	80,604

Maturities of lease liabilities as of December 31, 2019 are as follows:

	Operating Leases	Finance Lease
2020	$3,376,830	$28,786
2021	3,545,186	28,786
2022	3,430,110	7,676
2023	2,716,465	—
2024	2,096,333	—
Thereafter	2,629,450	—
Total lease payments	17,794,374	65,248
Less: Imputed interest	(3,580,225)	(6,597)
Total lease obligations	14,214,149	58,651
Less: Current obligations	(2,313,109)	(24,253)
Long-term lease obligation	$11,901,040	$34,398

The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASC 842 are as follows:

Operating Leases
2020	$2,630,443
2021	2,406,645
2022	2,299,887
2023	2,195,077
2024	1,474,396
Thereafter	2,772,575
Total	$13,779,023

Total rent expense for the years ended December 31, 2019 and 2018 was $3,381,825 and $2,844,010, respectively.
During the fourth quarter of 2019, the Company entered into various operating leases for its new corporate clinics' space that have not yet commenced. These leases are expected to result in additional ROU asset and liability of approximately $1.3 million. These leases are expected to commence during the first quarter of 2020, with a lease term of five to ten years.
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
The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of December 31, 2019, the Company operated or managed 60 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of December 31, 2019, the franchise system consisted of 453 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.
The tables below present financial information for the Company’s two operating business segments (in thousands).

	Year Ended December 31,
	2019	2018
		(as adjusted)
Revenues:
Corporate clinics	$25,808	$19,545
Franchise operations	22,643	17,116
Total revenues	$48,451	$36,661

Segment operating income:
Corporate clinics	$3,365	$1,475
Franchise operations	10,975	8,083
Total segment operating income	$14,340	$9,558

Depreciation and amortization:
Corporate clinics	$1,708	$1,105
Franchise operations	—	—
Corporate administration	191	451
Total depreciation and amortization	$1,899	$1,556

Reconciliation of total segment operating income to consolidated earnings before income taxes:
Total segment operating income	$14,340	$9,558
Unallocated corporate	(10,925)	(9,415)
Consolidated income from operations	3,415	143
Bargain purchase gain	19	13
Other (expense), net	(62)	(47)
Income before income tax expense	$3,372	$109

	December 31, 2019	December 31, 2018
Segment assets:		(as adjusted)
Corporate clinics	$25,625	$8,828
Franchise operations	5,770	4,455
Total segment assets	$31,395	$13,283

Unallocated cash and cash equivalents and restricted cash	$8,642	$8,855
Unallocated property and equipment	2,555	487
Other unallocated assets	1,114	803
Total assets	$43,706	$23,428
“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.

Note 14: Subsequent Events

On February 28, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., individually, and as Administrative Agent and Issuing Bank (“JPMorgan Chase” or the “Lender”). The Credit Agreement provides for senior secured credit facilities (the "Credit Facilities") in the amount of $7,500,000, including a $2,000,000 revolver (the "Revolver") and $5,500,000 development line of credit (the "Line of Credit"). The Revolver includes amounts available for letters of credit of up to $1,000,000 and an uncommitted additional amount of $2,500,000 All outstanding principal and interest on the Revolver are due on February 28, 2022. Principal and interest outstanding on the Line of Credit at the end of the first year are converted to a term loan payable in 36 monthly payments with a final maturity date of March 31, 2024. Principal and interest outstanding on the Line of Credit at the end of the second year are converted to a second term loan payable in 36 monthly payments with a final maturity date of March 31, 2025. Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin, which is a one-, three- or six-month reserve adjusted Eurocurrency rate plus 2.00% or, at the election of the Company, an alternative base rate, plus 1.00%. The alternative base rate is the greatest of the prime rate, the Federal Reserve Bank of New York rate plus 0.50% and the one-month reserve adjusted Eurocurrency plus 1.00%. Unused portions of the Credit Facilities bear interest at a rate equal to 0.25% per annum. If the current Eurocurrency rate is no longer available or representative, the loan agreement provides a mechanism for replacing that benchmark rate. The Credit Facilities are pre-payable at any time without penalty, other than customary breakage fees, and any voluntary repayments made by the Company would reduce the future required repayment amounts.

The Credit Facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; and certain fundamental changes such as a merger or sale of substantially all assets (as further defined in the Credit Facilities). The Credit Facilities require the Company to comply with customary affirmative, negative and financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the Credit Facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. The Credit Facilities are collateralized by substantially all of the Company’s assets, including the assets in the Company’s company-owned or managed clinics. The Company intends to use the Revolver for general working capital needs and the Line of Credit for acquiring and developing new chiropractic clinics.

The Company granted a security interest to the Lender in all assets of the Company, including the assets in the Company’s company-owned or managed clinics, and all proceeds thereof, pursuant to a pledge and security agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. After conducting this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were not effective as of December 31, 2019 due to a material weakness in internal control over financial reporting, described below.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access, information security policies, and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. We believe that these control deficiencies were a result of: IT control processes lacking sufficient documentation; and risk-assessment processes inadequate to identify and assess changes in IT environments that could impact internal control over financial reporting. The material weakness did not result in any identified misstatements to the financial statements. Based on this material weakness, the Company’s management concluded that as of December 31, 2019, the Company’s internal control over financial reporting was not effective.
Our independent registered public accounting firm, Plante Moran, PLLC has issued an adverse opinion with respect to the effectiveness of the Company's internal control over financial reporting, which appears in Item 8 of this Form 10-K. Following identification of the material weakness and prior to filing this Form 10-K, we completed substantive procedures for the year ended December 31, 2019. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Plante Moran, PLLC has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) updating our IT policies addressing ITGCs; (ii) educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs; (iv) developing enhanced risk assessment procedures and controls related to changes in IT systems; and (v) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors. We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed during fiscal 2020 and we plan to monitor these changes throughout the year to ensure that new controls are operating effectively.
Changes in Internal Controls over Financial Reporting

During the first quarter of 2019, we implemented new controls in connection with our adoption of ASC 842. Other than the material weakness in our internal control over financial reporting described above, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2019 in connection with our 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2020 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
(1)Financial Statements. The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.
(2)Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.
(3)Exhibits. Those exhibits marked with a (X) refer to exhibits filed or furnished herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (#) refer to management contracts or compensatory plans or arrangements. Portions of the exhibits marked with a (Ω) are the subject of a Confidential Treatment Request under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2.  Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1	333-198860	3.2	9/19/2014
3.2	Amended and Restated Bylaws of Registrant, plus amendments.	8-K	001-36724	3(ii).1	3/7/2016
3.3	Second Amended and Restated Bylaws of The Joint Corp.	8-K	001-36724	3.(II)1	8/9/2018
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1#	Form of Indemnification Agreement between Registrant and each of its directors and officers and related schedule.	S-1	333-198860	10.1	9/19/2014
10.2#	Indemnification Agreement between Registrant and former director Fred Gerretzen.	S-1	333-198860	10.18	9/19/2014
10.3#	Indemnification Agreement between Registrant and former officer Ronald Record.	S-1	333-198860	10.19	9/19/2014
10.4#	2012 Stock Plan.	S-1	333-198860	10.2	9/19/2014
10.5#	Amended and Restated 2014 Incentive Stock Plan.	S-1	333-207632	10.3	10/27/2015
10.6#	Amendment to Amended and Restated 2014 Incentive Stock Plan					X
10.7#	Form of Incentive Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.4	10/27/2015
10.8#	Form of Incentive Stock Option Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.1	4/3/2019
10.9#	Amended Form of Incentive Stock Option Agreement under Amended and Restated 2014 Stock Plan					X
10.10#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.5	10/27/2015
10.11#	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.2	4/3/2019
10.12#	Amended Form of Nonstatutory Stock Option Agreement under Amended and Restated 2014 Stock Plan					X
10.13#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan for Article 7, Annual Option Grants.	S-1	333-207632	10.6	10/27/2015
10.14#	Form of Restricted Stock Award.	10-K	001-36724	10.54	3/9/2018
10.15#	Form of Restricted Stock Award Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.3	4/3/2019
10.16#	Amended Form of Restricted Stock Award Agreement under Amended and Restated 2014 Stock Plan					X
10.17#	2017 Executive Short-Term Incentive Plan	10-K	001-36724	10.53	3/9/2018
10.18#	2018 Executive Short-Term Incentive Plan	10-K	001-36724	10.11	3/11/2019
10.19	Executive Short-Term Incentive Plan (approved March 6, 2019)	10-K	001-36724	10.12	3/11/2019
10.20	Lease Agreement dated May 17, 2019 between Registrant and Terra Verde Owner LLC for Registrant’s office located at 16767 North Perimeter Drive, Suite 110, Scottsdale, Arizona 85260					X

10.21	Form of Registrant’s Franchise Disclosure Document.	S-1	333-198860	10.13	9/19/2014
10.22	Form of Registrant’s Regional Developer License Agreement.	S-1	333-198860	10.14	9/19/2014
10.23	Form of Registrant’s Franchise Agreement.	S-1	333-198860	10.15	9/19/2014
10.24	Asset Purchase Agreement dated July 17, 2019, by and among The Joint Corp., TJ of Savannah – Twelve Oaks, LLC, a Georgia limited liability company, TJ of Pooler, LLC, a Georgia limited liability company, and TJ of Bluffton, LLC, a Georgia limited liability company , Robyn Meglin and Allen Meglin, as amended	8-K	001-36724	10.1	7/23/2019
10.25	Asset and Franchise Purchase Agreement, dated August 1, 2019, among the Company, RJJ, LLC a South Carolina limited liability company, Robin Willey and Judy Willey	8-K	001-36724	10.1	8/5/2019
10.26	Asset and Franchise Agreement Purchase Agreement, dated August 15, 2019, among the Company, Well Adjusted Ventures, LLC, a California limited liability company, and Jim Burbach	8-K	001-36724	10.1	8/19/2019
10.27	Credit and Security Agreement dated as of January 3, 2017, by and between The Joint Corp/, a Delaware corporation, and Tower 7 Partnership LLC, and Ohio limited liability company	8-K	001-36724	10.1	1/9/2017
10.28	Revolving Credit Note, dated January 3, 2017, by The Joint Corp., a Delaware corporation in favor of Tower 7 Partnership LLC	8-K	001-36274	10.2	1/9/2017
10.29	Revolving Credit Note, dated January 3, 2017, by The Joint Corp., a Delaware corporation in favor of Tower 7 Partnership LLC	8-K	001-36274	10.2	1/9/2017
10.30#	Employment Letter Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018	8-K	001-36724	10.1	11/8/2018
10.31#	Confidentiality, Noncompetition and Nonsolicitation Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018	8-K	001-36724	10.2	11/8/2018
10.32#	Amendment to Employment Letter Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018					X
10.33#	Employment Agreement dated April 27, 2016, between The Joint Corp. and Peter Holt	8-K	001-36724	10.1	5/3/2016
10.34#	Amended and Restated Employment Agreement dated January 3, 2017, between The Joint Corp., a Delaware corporation, and Peter Holt	8-K	001-36274	10.3	1/9/2017
10.35#	Employment Letter Agreement between The Joint Corp. and Peter Holt dated December 11, 2018	8-K	001-36724	10.1	12/6/2018
10.36#	Confidentiality, Noncompetition and Nonsolicitation Agreement between The Joint Corp. and Peter Holt dated December 11, 2018	10-K	001-36724	10.4	3/11/2019
16	Letter from EKS&H to the U.S. Securities and Exchange Commission dated October 4, 2018 regarding change in certifying accountant	8-K	001-36724	16.1	10/4/2018
21	List of subsidiaries of The Joint Corp.	S-1	333-198860	21.1	9/19/2014
23.1	Consent of Plante & Moran, PLLC					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
# Management contract or compensatory plan or arrangement
** Furnished, not filed
___________________

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2020.

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

Signature	Title	Date

/s/ Peter D. Holt	President, Chief Executive Officer and Director	March 6, 2020
Peter D. Holt	(Principal Executive Officer) and Director

/s/ Jake Singleton	Chief Financial Officer	March 6, 2020
Jake Singleton	(Principal Financial Officer)

/s/ Matthew E. Rubel	Lead Director	March 6, 2020
Matthew E. Rubel

/s/ James H. Amos, Jr.	Director	March 6, 2020
James H. Amos, Jr.

/s/ Ronald V. DaVella	Director	March 6, 2020
Ronald V. DaVella

/s/ Suzanne M. Decker	Director	March 6, 2020
Suzanne M. Decker

/s/ Abe Hong	Director	March 6, 2020
Abe Hong

/s/ Glenn J. Krevlin	Director	March 6, 2020
Glenn J. Krevlin