Form 10-Q
period 2020-03-31
JOINT Corp
filed 2020-05-08
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________
Commission file number: 001-36724
The Joint Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0544160 (IRS Employer Identification No.)

16767 N. Perimeter Drive, Suite 240, Scottsdale Arizona (Address of principal executive offices)	85260 (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of May 5, 2020, the registrant had 13,942,734 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$10,712,846	$8,455,989
Restricted cash	256,623	185,888
Accounts receivable, net	1,835,522	2,645,085
Notes receivable, net	89,004	128,724
Deferred franchise and regional development costs - current portion	789,968	765,508
Prepaid expenses and other current assets	1,140,551	1,122,478
Total current assets	14,824,514	13,303,672
Property and equipment, net	8,059,393	6,581,588
Operating lease right-of-use asset	12,430,910	12,486,672
Deferred franchise and regional development costs, net of current portion	3,692,387	3,627,225
Intangible assets, net	2,863,172	3,219,791
Goodwill	4,150,461	4,150,461
Deposits and other assets	393,284	336,258
Total assets	$46,414,121	$43,705,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,946,474	$1,525,838
Accrued expenses	436,512	216,814
Co-op funds liability	256,624	185,889
Payroll liabilities	1,117,086	2,844,107
Operating lease liability - current portion	2,497,097	2,313,109
Finance lease liability - current portion	46,607	24,253
Deferred franchise and regional developer fee revenue - current portion	2,817,069	2,740,954
Deferred revenue from company clinics	3,288,156	3,196,664
Other current liabilities	481,338	518,686
Total current liabilities	12,886,963	13,566,314
Operating lease liability - net of current portion	11,856,766	11,901,040
Finance lease liability - net of current portion	156,227	34,398
Debt under the Credit Agreement	2,000,000	—
Deferred franchise and regional developer fee revenue, net of current portion	12,508,515	12,366,322
Deferred tax liability	55,457	89,863
Other liabilities	27,229	27,230
Total liabilities	39,491,157	37,985,167
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,949,772 shares issued and 13,933,759 shares outstanding as of March 31, 2020 and 13,898,694 shares issued and 13,882,932 outstanding as of December 31, 2019	13,950	13,899
Additional paid-in capital	39,846,177	39,454,937
Treasury stock 16,013 shares as of March 31, 2020 and 15,762 shares as of December 31, 2019, at cost	(114,815)	(111,041)
Accumulated deficit	(32,822,448)	(33,637,395)
Total The Joint Corp. stockholders' equity	6,922,864	5,720,400
Non-controlling Interest	100	100
Total equity	6,922,964	5,720,500
Total liabilities and stockholders' equity	$46,414,121	$43,705,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Revenues from company-owned or managed clinics	$7,294,295	$5,639,076
Royalty fees	3,718,230	3,026,815
Franchise fees	512,751	417,073
Advertising fund revenue	1,057,618	891,567
Software fees	645,725	365,236
Regional developer fees	207,642	183,858
Other revenues	208,225	155,751
Total revenues	13,644,486	10,679,376
Cost of revenues:
Franchise and regional development cost of revenues	1,417,491	1,117,053
IT cost of revenues	68,664	88,888
Total cost of revenues	1,486,155	1,205,941
Selling and marketing expenses	2,055,289	1,505,988
Depreciation and amortization	654,249	365,678
General and administrative expenses	8,694,250	6,552,904
Total selling, general and administrative expenses	11,403,788	8,424,570
Net loss on disposition or impairment	1,193	105,193
Income from operations	753,350	943,672
Other (expense) income:
Bargain purchase gain	—	19,298
Other expense, net	4,337	11,645
Total other (expense) income	(4,337)	7,653
Income before income tax benefit	749,013	951,325
Income tax benefit	(65,934)	(1,319)
Net income and comprehensive income	$814,947	$952,644
Less: income attributable to the non-controlling interest	$—	$—
Net income attributable to The Joint Corp. stockholders	$814,947	$952,644
Earnings per share:
Basic earnings per share	$0.06	$0.07
Diluted earnings per share	$0.06	$0.07
Basic weighted average shares	13,890,673	13,751,196
Diluted weighted average shares	14,483,584	14,256,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2019	13,898,694	$13,899	$39,454,937	15,762	$(111,041)	$(33,637,395)	$5,720,400	$100	$5,720,500
Stock-based compensation expense	—	—	250,392	—	—	—	250,392	—	250,392
Issuance of vested restricted stock	15,578	16	(16)	—	—	—	—	—	—
Exercise of stock options	35,500	35	140,864	—	—	—	140,899	—	140,899
Purchases of treasury stock under employee stock plans	—	—	—	251	(3,774)	—	(3,774)	—	(3,774)
Net income	—	—	—	—	—	814,947	814,947	—	814,947
Balances, March 31, 2020 (unaudited)	13,949,772	$13,950	$39,846,177	16,013	$(114,815)	$(32,822,448)	$6,922,864	$100	$6,922,964

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total
Balances, December 31, 2018 (as adjusted)	13,757,200	$13,757	$38,189,251	14,670	$(90,856)	$(37,384,651)	$727,501	$100	$727,601
Stock-based compensation expense	—	—	171,771	—	—	—	171,771	—	171,771
Exercise of stock options	42,804	43	220,201	—	—	—	220,244	—	220,244
Net income	—	—	—	—	—	952,644	952,644	—	952,644
Balances, March 31, 2019 (unaudited)	13,800,004	$13,800	$38,581,223	14,670	$(90,856)	$(36,432,007)	$2,072,160	$100	$2,072,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$814,947	$952,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	654,249	365,678
Net loss on disposition or impairment	1,193	105,193
Net franchise fees recognized upon termination of franchise agreements	(14,862)	—
Bargain purchase gain	—	(19,298)
Deferred income taxes	(34,406)	(22,425)
Stock based compensation expense	250,392	171,771
Changes in operating assets and liabilities:
Accounts receivable	809,563	(241,850)
Prepaid expenses and other current assets	(18,073)	51,560
Deferred franchise costs	(104,483)	(189,722)
Deposits and other assets	(4,378)	268,974
Accounts payable	(80,682)	(276,074)
Accrued expenses	205,601	(117,795)
Payroll liabilities	(1,727,021)	(1,151,652)
Deferred revenue	339,523	769,216
Other liabilities	380,259	(206,709)
Net cash provided by operating activities	1,471,822	459,511

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(30,000)
Purchase of property and equipment	(1,261,213)	(526,027)
Reacquisition and termination of regional developer rights	—	(681,500)
Payments received on notes receivable	39,720	35,954
Net cash used in investing activities	(1,221,493)	(1,201,573)

Cash flows from financing activities:
Payments of finance lease obligation	(7,214)	(5,285)
Purchases of treasury stock under employee stock plans	(3,774)	—
Proceeds from exercise of stock options	140,899	189,886
Proceeds from the Credit Agreement, net of related fees	1,947,352	—
Repayments on notes payable	—	(100,000)
Net cash provided by financing activities	2,077,263	84,601

Increase (decrease) in cash	2,327,592	(657,461)
Cash and restricted cash, beginning of period	8,641,877	8,854,952
Cash and restricted cash, end of period	$10,969,469	$8,197,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

During the three months ended March 31, 2020 and 2019, cash paid for income taxes was $0 for both periods. During the three months ended March 31, 2020 and 2019, cash paid for interest was $0 and $25,000, respectively.
Supplemental disclosure of non-cash activity:
As of March 31, 2020, accounts payable and accrued expenses include property and equipment purchases of $501,318 and $14,097, respectively. As of December 31, 2019, accounts payable and accrued expenses include property and equipment purchases of $196,671, and $15,250, respectively.
In connection with the acquisitions during the three months ended March 31, 2019, the Company acquired $9,166 of property and equipment and intangible assets of $62,000, in exchange for $30,000 in cash to the seller.  Additionally, at the time of these transactions, the Company carried net deferred revenue of $3,847, representing net franchise fees collected upon the execution of the franchise agreement.  The Company netted this amount against the purchase price of the acquisitions.
In connection with the Company’s reacquisition and termination of regional developer rights during the three months ended March 31, 2019, the Company had deferred revenue of $44,334 representing license fees collected upon the execution of the regional developer agreements.  The Company netted these amounts against the aggregate purchase price of the acquisitions.
As of March 31, 2020, the Company had no stock option exercise proceeds included in accounts receivable. As of March 31, 2019, the Company had $30,358 of proceeds from the exercise of stock options included in accounts receivable.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Such unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Form 10-K, which included all disclosures required by U.S. GAAP. The results of operations for the periods ended March 31, 2020 and 2019 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended March 31, 2020 and 2019 is unaudited.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other (expenses) income that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue and accounting for leases, see Note 2, Revenue Disclosures and Note 11, Commitments and Contingencies, respectively.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of The Joint and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented. The Company consolidates VIEs in which the Company is the primary beneficiary in accordance with Accounting Standards Codification 810, Consolidations

(“ASC 810”). Non-controlling interests represent third-party equity ownership interests in VIEs. All significant inter-affiliate accounts and transactions between The Joint and its VIEs have been eliminated in consolidation.
Comprehensive Income
Net income and comprehensive income are the same for the three months ended March 31, 2020 and 2019.
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
The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Franchised clinics:	2020	2019
Clinics open at beginning of period	453	394
Opened during the period	16	12
Sold during the period	—	(1)
Closed during the period	—	(1)
Clinics in operation at the end of the period	469	404

	Three Months Ended March 31,
Company-owned or managed clinics:	2020	2019
Clinics open at beginning of period	60	48
Opened during the period	1	2
Acquired during the period	—	1
Closed during the period	—	(1)
Clinics in operation at the end of the period	61	50

Total clinics in operation at the end of the period	530	454

Clinic licenses sold but not yet developed	176	145
Executed letters of intent for future clinic licenses	36	27
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
Certain states in which the Company manages clinics regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. In these states, the Company has entered into management services agreements with PCs under which the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. Such PCs are VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because they are liabilities on the PC’s books and the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. The Company assessed the governance structure and operating procedures of the PCs and determined that the Company has the power to control certain significant non-clinical activities of the PCs, as defined by ASC 810, Therefore, the Company is the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. The carrying amount of VIE assets and liabilities are immaterial as of March 31, 2020, and December 31, 2019.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of March 31, 2020 and December 31, 2019.
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
Accounts Receivable
Accounts receivable primarily represent amounts due from franchisees for royalty fees. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2020 and December 31, 2019, the Company had an allowance for doubtful accounts of $0.
Deferred Franchise and Regional Development Costs
Deferred franchise and regional development costs represent commissions that are direct and incremental to the Company and are paid in conjunction with the sale of a franchise license or regional development rights. These costs are recognized as an expense, in franchise and regional development cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise or regional development agreement.
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
Leases
The Company leases property and equipment under operating and finance leases. The Company leases its corporate office space and the space for each of the company-owned or managed clinic in the portfolio. The Company recognizes a right-of-use ("ROU") asset and lease liability for all leases. Determining the lease term and amount of lease payments to include in the calculation of the ROU asset and lease liability for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain and if the optional period and payments should be included in the calculation of the associated ROU asset and liability. In making this determination, all relevant economic factors are considered that would compel the Company to exercise or not exercise an option. When available, the Company uses the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of its leases. In such cases, the Company estimates its incremental borrowing rate as the interest rate it would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease, and in a similar economic environment. The Company estimates these rates using available evidence such as rates imposed by third-party lenders to the Company in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to the Company’s estimated creditworthiness.
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
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates step 2 of the current goodwill impairment test that requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The provision of this ASU is effective for years beginning after December 15, 2022 for smaller reporting companies, as defined by the SEC, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company adopted this ASU provision on January 1, 2020. As a result of the current COVID-19 outbreak and its impact on the Company's projected cash flows, the Company tested goodwill for impairment at the end of the first quarter of 2020. No impairments of goodwill were recorded for the three months ended March 31, 2020 and 2019.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. As a result of the current COVID-19 outbreak, the Company evaluated whether the carrying values of the long-lived assets in certain corporate clinics were recoverable. No impairments of long-lived assets were recorded for the three months ended March 31, 2020 and 2019.
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
Royalties and Advertising Fund Revenue. The Company collects royalties, as stipulated in the franchise agreement, equal to 7% of gross sales and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to the Company’s performance obligation under the franchise agreement and are recognized as franchisee clinic level sales occur. Royalties are collected semi-monthly, two working days after each sales period has ended.
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
Regional Developer Fees. During 2011, the Company established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under the historical program, regional developers paid a license fee for each franchise they received the right to develop within the region. In 2017, the program was revised to grant exclusive geographical territory and establish a minimum development obligation within that defined territory. Regional developer fees paid to the Company are non-refundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. The Company’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services provided by the Company are highly interrelated with the development of the territory and the resulting franchise licenses sold by the regional developer and as such are considered to represent a single performance obligation. In addition, regional developers receive fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur, which is funded by the 7% royalties collected from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements.
The Company entered into one regional developer agreement for the three months ended March 31, 2020 for which it received approximately $201,000. This fee was deferred as of the transaction date and will be recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses were $658,673 and $439,436 for the three months ended March 31, 2020, and 2019, respectively.
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
The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the condensed consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of March 31, 2020 and December 31, 2019. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.
With exceptions due to the generation and utilization of net operating losses or credits, as of March 31, 2020 and December 31, 2019, the Company is no longer subject to federal and state examinations by taxing authorities for tax years before 2016 and 2015, respectively.
Earnings per Common Share
Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by giving effect to all potentially dilutive common shares including restricted stock and stock options.

	Three Months Ended March 31,
	2020	2019
Net Income	$814,947	$952,644

Weighted average common shares outstanding - basic	13,890,673	13,751,196
Effect of dilutive securities:
Unvested restricted stock and stock options	592,911	504,810
Weighted average common shares outstanding - diluted	14,483,584	14,256,006

Basic earnings per share	$0.06	$0.07
Diluted earnings per share	$0.06	$0.07
Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Three Months Ended March 31,
Weighted average potentially dilutive securities:	2020	2019
Unvested restricted stock	—	3,339
Stock options	101,692	69,675
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

Retirement Benefit Plan
Employees of the Company are eligible to participate in a defined contribution retirement plan, the Joint Corp. 401(k). Retirement Plan (“401(k) Plan”), under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute their eligible compensation, not to exceed the annual limits set by the IRS. The 401(k) Plan allows the Company to match participants’ contributions in an amount determined at the sole discretion of the Company.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for doubtful accounts, share-based compensation arrangements, fair value of stock options, useful lives and realizability of long-lived assets, classification of deferred revenue and revenue recognition related to breakage, classification of deferred franchise costs, calculation of ROU assets and liabilities related to leases, realizability of deferred tax assets, impairment of goodwill, intangible assets, and other long-lived assets, and purchase price allocations and related valuations.
Recent Accounting Pronouncements
On January 1, 2020, the Company early adopted ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates step 2 of the current goodwill impairment test that requires a hypothetical purchase price allocation to measure goodwill impairment. The Company reviewed other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements upon future adoption.

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
Disaggregation of Revenue
The Company believes that the captions contained on the condensed consolidated statements of operations appropriately reflect the disaggregation of its revenue by major type for the three months ended March 31, 2020 and 2019. Other revenues primarily consist of merchant income associated with credit card transactions.
Rollforward of Contract Liabilities and Contract Assets
Changes in the Company's contract liability for deferred franchise and regional development fees during the three months ended March 31, 2020 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2019	$15,107,276
Recognized as revenue during the three months ended March 31, 2020	(720,393)
Fees received and deferred during the three months ended March 31, 2020	938,701
Balance at March 31, 2020	$15,325,584
Changes in the Company's contract assets for deferred franchise and regional development costs during the three months ended March 31, 2020 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2019	$4,392,733
Recognized as cost of revenue during the three months ended March 31, 2020	(203,501)
Costs incurred and deferred during the three months ended March 31, 2020	293,123
Balance at March 31, 2020	$4,482,355
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2020:

Contract liabilities expected to be recognized in	Amount
2020 (remainder)	$2,130,191
2021	2,720,283
2022	2,334,730
2023	2,001,921
2024	1,565,354
Thereafter	4,573,105
Total	$15,325,584

Note 3. Restricted Cash

The table below reconciles the cash and cash equivalents balance and restricted cash balances from The Company’s condensed consolidated balance sheet to the amount of cash reported on the condensed consolidated statement of cash flows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$10,712,846	$8,455,989
Restricted cash	256,623	185,888
Total cash, cash equivalents and restricted cash	$10,969,469	$8,641,877

Note 4: Notes Receivable
Effective April 29, 2017, the Company entered into a regional developer agreement for certain territories in the state of Florida in exchange for $320,000, of which $187,000 was funded through a promissory note. The note bears interest at 10% per annum for 42 months and requires monthly principal and interest payments over 3 years, beginning November 1, 2017 and maturing on October 1, 2020. The note is secured by the regional developer rights in the respective territory.
Effective August 31, 2017, the Company entered into a regional developer agreement for certain territories in Maryland/Washington DC in exchange for $220,000, of which $117,475 was funded through a promissory note. The note bears interest at 10% per annum for 3 years and requires monthly principal and interest payments over 3 years, beginning September 1, 2017 and maturing on August 1, 2020. The note is secured by the regional developer rights in the respective territory.
Effective October 10, 2017, the Company entered into a regional developer agreement for certain territories in Texas, Oklahoma and Arkansas in exchange for $170,000, of which $135,688 was funded through a promissory note. The note bears interest at 10% per annum for 3 years and requires monthly principal and interest payments over 3 years, maturing on October 24, 2020. The note is secured by the regional developer rights in the territory.
Effective April 26, 2019, the Company entered into a promissory note valued at $31,086. The note bears interest at 0% per annum for 3 years and requires monthly principal payments over 3 years, beginning May 15, 2019 and maturing on May 15, 2022.
The net outstanding balances of the notes as of March 31, 2020 and December 31, 2019 were $114,590 and $155,810, respectively. The allowance for uncollectible amounts on the outstanding notes as of March 31, 2020, and December 31, 2019 were $25,586, and $27,086, respectively. Maturities of notes receivable as of March 31, 2020 are as follows:

Amount (gross)
2020 (remaining)	$95,904
2021	9,600
2022	9,086
Total	$114,590

Note 5: Property and Equipment
Property and equipment consist of the following:

	March 31, 2020	December 31, 2019
Office and computer equipment	$2,005,872	$1,594,364
Leasehold improvements	7,631,395	7,154,156
Software developed	1,193,007	1,193,007
Finance lease assets	232,001	80,604
	11,062,275	10,022,131
Accumulated depreciation and amortization	(5,929,760)	(5,671,366)
	5,132,515	4,350,765
Construction in progress	2,926,878	2,230,823
Property and equipment, net	$8,059,393	$6,581,588
Depreciation expense was $287,076 and $193,805 for the three months ended March 31, 2020 and 2019, respectively.
Amortization expense related to finance lease assets was $10,554 and $6,169 for the three months ended March 31, 2020 and 2019, respectively.
Construction in progress at March 31, 2020 and December 31, 2019 principally relate to development costs for a software to be used by clinics for operations and by the Company for the management of operations.
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
As of March 31, 2020, and December 31, 2019, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
The intangible assets resulting from the acquisition (reference Note 7) were recorded at fair value on a non-recurring basis and are considered Level 3 within the fair value hierarchy.

Note 7: Intangible Assets

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
Intangible assets consist of the following:

	As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$3,246,494	$(1,576,947)	$1,669,547
Customer relationships	1,255,975	(934,938)	321,037
Reacquired development rights	2,050,481	(1,177,893)	872,588
	$6,552,950	$(3,689,778)	$2,863,172

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$3,246,494	$(1,400,086)	$1,846,408
Customer relationships	1,255,975	(865,478)	390,497
Reacquired development rights	2,050,481	(1,067,595)	982,886
	$6,552,950	$(3,333,159)	$3,219,791
Amortization expense related to the Company’s intangible assets was $356,619 and $165,704 for the three months ended March 31, 2020 and 2019, respectively.
Estimated amortization expense for 2020 and subsequent years is as follows:

Amount
2020 (remainder)	$1,053,343
2021	1,212,703
2022	539,750
2023	57,376
Total	$2,863,172

Note 8: Debt
Credit Agreement
On February 28, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”), with JPMorgan Chase
Bank, N.A., individually, and as Administrative Agent and Issuing Bank (“JPMorgan Chase” or the “Lender”). The Credit
Agreement provides for senior secured credit facilities (the "Credit Facilities") in the amount of $7,500,000, including a
$2,000,000 revolver (the "Revolver") and $5,500,000 development line of credit (the "Line of Credit"). The Revolver includes amounts available for letters of credit of up to $1,000,000 and an uncommitted additional amount of $2,500,000. All outstanding principal and interest on the Revolver are due on February 28, 2022. Principal and interest outstanding on the Line of Credit at the end of the first year are converted to a term loan payable in 36 monthly payments with a final maturity date of March 31,
2024. Principal amounts on the Line of Credit borrowed during the second year plus interest thereon which are outstanding at the end of the second year are converted to a second term loan payable in 36 monthly payments with a final maturity date of March 31, 2025. Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin, which is a one-, three- or six-month reserve adjusted Eurocurrency rate plus 2.00% or, at the election of the Company, an alternative base rate, plus 1.00%. The alternative base rate is the greatest of the prime rate, the Federal Reserve Bank of New York rate plus 0.50% and the one-month reserve adjusted Eurocurrency plus 1.00%. Unused portions of the Credit Facilities bear interest at a rate equal to 0.25% per annum. If the current Eurocurrency rate is no longer available or representative, the loan agreement provides a mechanism for replacing that benchmark rate. The Credit Facilities are pre-payable at any time without penalty, other than customary breakage fees, and any voluntary repayments made by the Company would reduce the future required repayment amounts.

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
On March 18, 2020, the Company drew down $2,000,000 under the Revolver as a precautionary measure in order to further strengthen its cash position and provide financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 outbreak. As of March 31, 2020, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement.
Note 9: Stock-Based Compensation
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
The Company has computed the fair value of all options granted using the Black-Scholes-Merton model during the three months ended March 31, 2020 and 2019, using the following assumptions:

	Three Month Ended March 31,
	2020	2019
Expected volatility	53%	35%
Expected dividends	None	None
Expected term (years)	7	7
Risk-free rate	0.89%	2.61%
Forfeiture rate	5%	20%
The information below summarizes the stock options activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	949,245	$5.19	6.5
Granted	108,454	14.72
Exercised	(35,500)	3.97
Cancelled	—	—
Outstanding at March 31, 2020	1,022,199	$6.24	6.8
Exercisable at March 31, 2020	640,123	$4.73	5.9
For the three months ended March 31, 2020 and 2019, stock-based compensation expense for stock options was $147,008 and $96,804, respectively.
Restricted Stock
Restricted stocks granted to employees generally vest in four equal annual installments. Restricted stocks granted to non-employee directors typically vest in full one year after the date of grant.
The information below summaries the restricted stock activity for the three months ended March 31, 2020:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2019	38,976	$12.31
Granted	12,798	14.68
Vested	(2,780)	12.02
Cancelled	—	—
Non-vested at March 31, 2020	48,994	$12.95
For the three months ended March 31, 2020 and 2019, stock-based compensation expense for restricted stock was $103,384 and $74,967, respectively.
Note 10: Income Taxes
During the three months ended March 31, 2020 and 2019, the Company recorded income tax benefit of $65,934 and $1,319, respectively. The Company’s effective tax rate differs from the federal statutory tax rate due to permanent differences, state taxes and changes in the valuation allowance. The Company’s negative effective tax rate for the three months ended March 31, 2020 is due to a projected tax expense on a projected loss for the year. The Company’s negative effective tax rate for the three months ended March 31, 2019 is due to changes in the valuation allowance and the impact of certain discrete item.
The CARES Act was signed into law on March 27, 2020, which, may benefit the Company. The Company will continue to assess the income tax effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.

Note 11: Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the three months ended March 31, 2020 and 2019:

	Line Item in the Company’s Consolidated Statements of Operations	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Finance lease costs:
Amortization of assets	Depreciation and amortization	$10,554	$6,169
Interest on lease liabilities	Other expense, net	2,283	1,911
Total finance lease costs		12,837	8,080
Operating lease costs	General and administrative expenses	849,891	697,755
Total lease costs		$862,728	$705,835
Supplemental information and balance sheet location related to leases is as follows:

	March 31, 2020	December 31, 2019
Operating Leases:
Operating lease right-of -use asset	$12,430,910	$12,486,672
Operating lease liability - current portion	$2,497,097	$2,313,109
Operating lease liability - net of current portion	11,856,766	11,901,040
Total operating lease liability	$14,353,863	$14,214,149
Finance Leases:
Property and equipment, at cost	$232,001	$80,604
Less accumulated amortization	(35,228)	(24,675)
Property and equipment, net	$196,773	$55,929
Finance lease liability - current portion	46,607	24,253
Finance lease liability - net of current portion	156,227	34,398
Total finance lease liabilities	$202,834	$58,651
Weighted average remaining lease term (in years):
Operating leases	5.2	5.4
Finance lease	5.1	2.3
Weighted average discount rate:
Operating leases	8.6%	8.7%
Finance leases	5.7%	10.0%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$765,093	$735,426
Operating cash flows from finance leases	2,283	1,911
Financing cash flows from finance leases	7,214	5,285

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$549,004	$—
Finance lease	151,396	80,604
Maturities of lease liabilities as of March 31, 2020 are as follows:

	Operating Leases	Finance Lease
2020 (remainder)	$2,651,054	$42,290
2021	3,680,753	56,386
2022	3,564,346	35,276
2023	2,851,906	27,600
2024	2,233,014	27,600
Thereafter	2,794,811	39,100
Total lease payments	$17,775,884	$228,252
Less: Imputed interest	(3,422,021)	(25,418)
Total lease obligations	14,353,863	202,834
Less: Current obligations	(2,497,097)	(46,607)
Long-term lease obligation	$11,856,766	$156,227
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
The Company has two operating business segments and one non-operating business segment. The Corporate Clinics segment is composed of the operating activities of the company-owned or managed clinics. As of March 31, 2020, the Company operated or managed 61 clinics under this segment. The Franchise Operations segment is composed of the operating activities of the franchise business unit. As of March 31, 2020, the franchise system consisted of 469 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for the Company’s two operating business segments.

	Three Months Ended
	March 31,
Revenues:	2020	2019
Corporate clinics	$7,294,295	$5,639,076
Franchise operations	6,350,191	5,040,300
Total revenues	$13,644,486	$10,679,376

Depreciation and amortization:
Corporate clinics	577,543	312,654
Franchise operations	342	169
Corporate administration	76,364	52,855
Total depreciation and amortization	$654,249	$365,678

Segment operating income:
Corporate clinics	$783,706	$839,981
Franchise operations	2,844,298	2,389,349
Total segment operating income	$3,628,004	$3,229,330

Reconciliation of total segment operating income to consolidated earnings before income taxes:

Total segment operating income	$3,628,004	$3,229,330
Unallocated corporate	(2,874,654)	(2,285,658)
Consolidated income from operations	753,350	943,672
Bargain purchase gain	—	19,298
Other expense, net	4,337	11,645
Income before income tax expense (benefit)	$749,013	$951,325

Segment assets:	March 31, 2020	December 31, 2019
Corporate clinics	$25,084,849	$25,389,147
Franchise operations	7,880,855	7,466,629
Total segment assets	32,965,704	32,855,776

Unallocated cash and cash equivalents and restricted cash	10,969,469	8,641,877
Unallocated property and equipment	1,236,556	996,385
Other unallocated assets	1,242,392	1,211,629
Total assets	$46,414,121	$43,705,667
“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets. Certain unallocated property and equipment balances were reclassified to Corporate clinics and Franchise operations segments as of December 31, 2019 to conform to the current year presentation.
Note 13: Subsequent Events

On April 10, 2020, the Company received a loan in the amount of approximately $2.7 million from JPMorgan Chase Bank, N.A. (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration (the “SBA”). The PPP is part of the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), which provides for forgiveness of up to the full principal amount and accrued interest of qualifying loans guaranteed under the PPP.

The Loan was granted pursuant to a Note dated April 9, 2020 issued by the Company. The Note matures on April 11, 2022 and bears interest at a rate of 0.98% per annum. Principal and accrued interest are payable monthly in equal installments through the maturity date, commencing on November 9, 2020, unless forgiven as described below. The Note may be prepaid at any time prior to maturity with no prepayment penalties. Loan proceeds may only be used for the Company’s eligible payroll costs (with salary capped at $100,000 on an annualized basis for each employee), rent, and utilities, in each case paid during the eight-week period following the Loan disbursement. However, at least 75 percent of the Loan proceeds must be used for eligible payroll costs. The Loan will be fully forgiven if (1) proceeds are used to pay eligible payroll costs, rent, and utilities and (2) full-time employee headcount and salaries are either maintained during the applicable eight-week period or restored by June 30, 2020. If not so maintained or restored, forgiveness of the Loan will be reduced in accordance with the regulations issued by the SBA. The Company will carefully monitor all qualifying expenses and other requirements necessary to maximize loan forgiveness.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risks and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Form 10-Q that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•major public health concerns, including the outbreak of epidemic or pandemic contagious disease, may adversely affect revenue at our clinics and disrupt financial markets, adversely affecting our stock price; in the case of COVID-19, our revenue and stock price have already been adversely affected and will likely continue to be adversely affected;
•the impact of the COVID-19 outbreak on the economy and our operations, including the measures taken by governmental authorities to address it, may precipitate or exacerbate other risks and/or uncertainties;

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
Key Clinic Development Trends.   As of March 31, 2020, we and our franchisees operated 530 clinics, of which 469 were operated by franchisees and 61 were operated as company-owned or managed clinics. Of the 61 company-owned or managed clinics, 21 were constructed and developed by us, and 40 were acquired from franchisees.
Our current strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy, and continue to expand our corporate clinic portfolio within clustered locations in a deliberate and measured manner. The number of franchise licenses sold for the year ended December 31, 2019 increased to 126 licenses, up from 99 and 37 licenses for the years ended December 31, 2018 and 2017, respectively. We ended the first three months of 2020 with 22 regional developers who were responsible for 92% of the 24 licenses sold during the period. The growth reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics and opening of greenfield units. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. During the quarter ended March 31, 2020, we opened one greenfield unit, and as of March 31, 2020, we executed four leases for future greenfield clinic locations, and had eight additional letters-of-intent in place for further greenfield expansion.
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

COVID-19 Outbreak

The COVID-19 outbreak is having a significant impact on our business, financial condition, cash flows and results of operations in 2020. Virus-related concerns, temporary clinic closures and government-imposed restrictions have resulted in reduced patient traffic and spending trends and in membership freezes and cancellations in our clinics during the second quarter of 2020. This negative impact on our franchisees’ clinics also negatively impacts our royalty revenue.

There is significant uncertainty about the duration and extent of the impact of the COVID-19 outbreak. There will be a significant negative impact to our 2020 revenue and net income, and we currently expect that our 2020 revenue and net income will decrease compared to 2019. In light of the negative impacts on our business resulting from the COVID-19 outbreak, we are taking measures to reduce expenses in 2020.
Further, our first quarter 2020 revenue and earnings were negatively impacted compared to our pre-COVID-19 outbreak expectations as a result of the onset of the COVID-19 outbreak.
As a result of the COVID-19 outbreak, we have taken or are continuing to take the following steps to preserve liquidity and ensure the Company’s financial flexibility:

•Drew down $2 million under our recently established $7.5 million revolving credit facility with J.P. Morgan Chase Bank, N.A., noting the remaining $5.5 million is under a developmental line of credit and those funds may not be used for general corporate purposes.

•Reviewing every opportunity to eliminate or reduce discretionary operating expenses, while deferring capital expenditures and put all hiring on hold.

•Working closely with vendors and landlords to extend payables.

•Secured $2.7 million loan under CARES Act Paycheck Protection Program, bringing total cash to $13.6 million as of April 14, 2020.

Other Significant Events and/or Recent Developments
For the three months ended March 31, 2020:
•Comp Sales of clinics that have been open for at least 13 full months increased 15%.

•Comp Sales for mature clinics open 48 months or more increased 10%.

•System-wide sales for all clinics open for any amount of time grew 24%.
We saw over 585,000 new patients in 2019, an increase of 26% from our new patient count in 2018, with approximately
26% of those new patients having never been to a chiropractor before. We are not only increasing our percentage of market share, but expanding the chiropractic market.
On March 17, 2020, we entered into a regional developer agreement for the states of Iowa, Nebraska, South Dakota and the county of Rock Island in the state of Illinois for which we received approximately $201,000. The development schedule requires a minimum of 18 clinics to open over a ten-year period.
For the three months ended March 31, 2020, we constructed and developed one new corporate clinic.

Factors Affecting Our Performance
Our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic sales, openings, closures, markets in which they are contained and related expenses, general economic conditions, consumer confidence in the economy, consumer preferences, competitive factors, and disease epidemics and other health-related concerns, such as the current COVID-19 outbreak.
Significant Accounting Polices and Estimates
There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2020 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019, except as outlined in Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report as it relates to goodwill impairment under ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,".
Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues - three months ended March 31, 2020 compared with three months ended March 31, 2019
Components of revenues were as follows:

	Three Months Ended March 31,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues from company-owned or managed clinics	$7,294,295	$5,639,076	$1,655,219	29.4%
Royalty fees	3,718,230	3,026,815	$691,415	22.8%
Franchise fees	512,751	417,073	$95,678	22.9%
Advertising fund revenue	1,057,618	891,567	$166,051	18.6%
IT related income and software fees	645,725	365,236	$280,489	76.8%
Regional developer fees	207,642	183,858	$23,784	12.9%
Other revenues	208,225	155,751	$52,474	33.7%
Total revenues	$13,644,486	$10,679,376	$2,965,110	27.8%
Consolidated Results
•Total revenues increased by $3.0 million, primarily due to the continued revenue growth and expansion of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base.
Corporate Clinics
•Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of our corporate-owned or managed clinics portfolio.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of March 31, 2020 and 2019, there were 469 and 404 franchised clinics in operation, respectively.
•Franchise fees increased due to the sale of additional franchise licenses and the related revenue recognition over the term of the franchise agreement.

•Software fees revenue increased due to an increase in our franchise clinic base and the related revenue recognition over the term of the franchise agreement as described above.

Cost of Revenues	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	1,486,155	1,205,941	$280,214	23.2%
For the three months ended March 31, 2020, as compared with the three months ended March 31, 2019, the total cost of revenues increased primarily due to an increase in regional developer royalties of $0.3 million, which is in line with an increase in franchise royalty revenues of approximately 22.8%, coupled with a larger portion of our franchise base operating in regional developer territories.
Selling and Marketing Expenses

Selling and Marketing Expenses	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	2,055,289	1,505,988	$549,301	36.5%
Selling and marketing expenses increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, driven by an increase in advertising fund expenditures from a larger franchise base and an increase in local marketing expenditures by the company-owned or managed clinics.
Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	654,249	365,678	$288,571	78.9%
Depreciation and amortization expenses increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to the amortization of intangibles related to the 2019 acquisitions, coupled with depreciation expenses associated with the expansion of our corporate-owned or managed clinics portfolio in 2019.
General and Administrative Expenses

General and Administrative Expenses	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	8,694,250	6,552,904	$2,141,346	32.7%
General and administrative expenses increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in payroll and related expenses to support continued clinic count and revenue growth. As a percentage of revenue, general and administrative expenses during the three months ended March 31, 2020 and 2019 were 64% and 61%, respectively. General and administrative expenses as a percentage of revenue increased during the current year period primarily due to the shift in timing of hiring prior to the COVID-19 outbreak and higher professional expenses, as well as lower than anticipated revenue growth in the month of March 2020 due to the COVID-19 outbreak.
Profit from Operations

Profit from Operations	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	753,350	943,672	$(190,322)	(20.2)%

Consolidated Results
Consolidated profit from operations decreased by $0.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the increased expenses in the unallocated corporate segment, which was partially offset by the higher operating income in the franchise operations segment discussed below.

Corporate Clinics
Our corporate clinics segment had income from operations of $783,706 for the three months ended March 31, 2020, a decrease of $56,275 compared to income from operations of $839,981 for the prior year period. The decrease was primarily due to:
•A $1.72 million increase in operating expenses, primarily in general and administrative expenses. Increase in general and administrative expenses is primarily driven by an increase in payroll-related expenses due to a higher head count; partially offset by
•An increase in revenues of $1.66 million from company-owned or managed clinics.
Franchise Operations
Our franchise operations segment had income from operations of $2.84 million for the three months ended March 31, 2020, an increase of $0.45 million, compared to net income from operations of $2.39 million for the prior year period. This increase was primarily due to:
•An increase of $1.3 million in total revenues; partially offset by
•An increase of $0.3 million in cost of revenues primarily due to an increase in regional developer royalties and an increase of $0.6 million in operating expenses, primarily due to an increase in selling and marketing expenses resulting from a larger franchise base, as well as due to an increase in payroll-related expenses due to a higher head count.
Unallocated Corporate
Unallocated corporate expenses for the three months ended March 31, 2020 increased by $0.6 million compared to the prior year period, primarily due to the higher professional service fees and IT related expenses.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2020, we had unrestricted cash and short-term bank deposits of $10.7 million. Cash flow from operating activities in the three months ended March 31, 2020 was $1.5 million. In February 2020, we executed a line of credit agreement, which provides a credit facility of up to $7.5 million, including a $2.0 million revolver and $5.5 million development line of credit. On March 18, 2020, we drew down $2.0 million under the credit agreement as a precautionary measure in order to further strengthen our cash position and provide financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 outbreak. In addition, on April 10, 2020, we received a loan in the amount of approximately $2.7 million from JPMorgan Chase Bank, N.A., pursuant to the Paycheck Protection Program (“PPP”), bringing total cash to $13.6 million as of April 14, 2020.

We will continue to preserve cash, and while we have deferred the majority of our previously planned 2020 capital expenditures given the dynamic nature of the COVID-19 outbreak, our long-term goal and growth opportunities remain unchanged. We currently plan to resume the acquisition and development of company-owned or managed clinics in 2021 and or beyond, and to continue to progress towards our goal at a measured pace, targeting geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertising and marketing and attain general corporate and administrative operating efficiencies.

In addition to $10.7 million of unrestricted cash on hand as of March 31, 2020, our principal sources of liquidity are expected to be cash flows from operations and proceeds from the credit facility and the PPP loan, debt financings or equity issuances, and/or proceeds from the sale of assets. We expect our available cash and cash flows from operations, the credit facility and the PPP loan to be sufficient to fund our short-term working capital requirements. In addition, we believe we will be able fund future liquidity and capital requirements through cash flows generated from operating activities for a period of at least twelve months from the date our financial statements are issued. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. From time to time, we consider and evaluate transactions related to our portfolio and capital structure including debt financings, equity issuances, purchases and sales of assets, and other transactions. We anticipate that, due to the COVID-19 outbreak, the levels of our cash flows from operations for 2020 will be below the levels obtained in 2019. There can be no assurance that we will be able generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities increased by $1.0 million to $1.5 million for the three months ended March 31, 2020, compared to $0.5 million for the three months ended March 31, 2019. The increase was primarily attributable to: (i) an increase in revenue over the prior year period, (ii) the collection of tenant leasehold improvement allowance of $0.7 million, and (iii) the sale of one regional developer agreement for which we received approximately $0.2 million, partially offset by the higher general and administrative expenses.
Net cash used in investing activities was $1.2 million each for the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020, this included purchases of property and equipment of $1.3 million. For the three months ended March 31, 2019, this included purchases of property and equipment of $0.5 million and reacquisition and termination of regional developer rights of $0.7 million.
Net cash provided by financing activities was $2.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, this included proceeds from the credit facility, net of related fees of $1.9 million and from the exercise of stock options of $0.1 million. For the three months ended March 31, 2019, this included proceeds from the exercise of stock options of $0.2 million and repayments on notes payable of $0.1 million.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our management has concluded the disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting that was disclosed in our Form 10-K for the year ended December 31, 2019.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 outbreak, employees at our corporate headquarters began working remotely in March 2020 but these changes to the working environment did not have a material effect on our internal control over financial reporting. We will continue to monitor the impact of COVID-19 on our internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Form 10-K for the year ended December 31, 2019, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, we are a party to litigation from time to time.

ITEM 1A. RISK FACTORS
We documented our risk factors in Item 1A of Part I of our Form 10-K for the year ended December 31, 2019. Other than the additional risk factors and updates identified below, which should be read in conjunction with the risk factors as they appear in such Form 10-K, there have been no material changes to our risk factors since the filing of that report.
The following risks related to our business have been added:
Our level of debt could impair our financial condition and ability to operate.
In order to increase our cash position and preserve financial flexibility in responding to the impacts of the COVID-19 outbreak on our business, we drew down $2.0 million under the Credit Agreement, and in April 2020, we secured a $2.7 million loan under CARES Act Paycheck Protection Program, bringing total debt to $4.7 million as of April 14, 2020. Our level of debt could have important consequences to investors, including:

•requiring a portion of our cash flows from operations be used for the payment of interest on our debt, thereby reducing the funds available to us for our operations or other capital needs;

•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate because our available cash flow, after paying principal and interest on our debt, may not be sufficient to make the capital and other expenditures necessary to address these changes;

•increasing our vulnerability to general adverse economic and industry conditions, since we will be required to devote a proportion of our cash flow to paying principal and interest on our debt during periods in which we experience lower earnings and cash flow, such as during the current COVID-19 outbreak;

•limiting our ability to obtain additional financing in the future to fund working capital, capital expenditures, acquisitions, and general corporate requirements; and

•placing us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to fund working capital, capital expenditures, acquisitions, and general corporate requirements.
Our balance sheet includes intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or a reporting unit could result in an impairment charge recorded in our operating results, which could be material.

Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Also, we review our amortizable intangible assets for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying amount of our goodwill or another intangible asset were to exceed its fair value, the asset would be written down to its fair value, with the impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions or weaker operating results compared to our expectations, including, for example, as a result of the current COVID-19 outbreak, may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potentially material impairment charge if we are unable to recover the carrying value of our goodwill and other intangible assets.

Our balance sheet includes a significant amount of long-lived assets in our corporate clinics, including operating lease right-of-use assets and property, plant and equipment. A decline in the current and projected cash flows in our corporate clinics could result in impairment charges, which could be material.

Long-lived assets, such as operating lease right-of-use assets and property, plant and equipment in our corporate clinics, are tested for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying amount of a long-lived asset were to exceed its fair value, the asset would be written down to its fair value and an impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions or weaker operating results compared to our expectations, including, for example, as a result of the current COVID-19 outbreak, may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potentially material impairment charge if we are unable to recover the carrying value of our long-lived assets.

The following risks related to our business have been updated:

The disclosures in the risk factor under the heading "Major public health concerns, including the outbreak of epidemic or pandemic contagious disease, such as the coronavirus, may adversely affect revenue at our clinics and disrupt financial markets" have been updated below with regard to the COVID-19 outbreak:

Major public health concerns, including the outbreak of epidemic or pandemic contagious disease, such as COVID-19, may adversely affect revenue at our clinics and disrupt financial markets. In the case of COVID-19, revenue at our clinics has been adversely affected and financial markets have been disrupted, both of which are likely to continue.

In January 2020, the World Health Organization declared that the COVID-19 outbreak, which began in China and has since spread to other areas, is a global health emergency. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The spread of the virus in the U.S. or a similar public health threat, or fear of such an event, may result in (and in the case of the COVID-19 outbreak, has resulted in), among other things, a reduced willingness of patients to visit our clinics or the shopping centers in which they are located out of concern over exposure to contagious disease, closed clinics, reduced business hours, and a decline in revenue. A prolonged outbreak, resulting in reduced patient traffic and continued disruptions to capital and financial markets, could have (and in case of the COVID-19 outbreak, has resulted in) a material adverse impact on our business, financial condition, results of operations, and the market price of our stock.

The disclosures in the risk factor under the heading "Our dependence on the success of our franchisees exposes us to risks including the loss of royalty revenue and harm to our brand" have been updated below with regard to our royalty revenue and other fees from franchisees:

A substantial portion of our revenues comes from royalties generated by our franchised clinics, which royalties are based on the revenues generated by those clinics. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of March 31, 2020, we had franchisees operating or managing 469 clinics. We are reliant on the performance of our franchisees in successfully opening and operating their clinics and paying royalties and other fees to us on a timely basis. Our franchise system subjects us to a number of risks as described here and in the next four risk factors. These risks include a significant decline in our franchisees’ revenue, which has occurred as a result of the current COVID-19 outbreak. Furthermore, we have taken actions to support our franchisees experiencing challenges during the COVID-19 outbreak, further reducing our royalty revenues and other fees from franchisees. These actions include a waiver of the minimum royalty requirement for the remainder of 2020, and for franchised clinics closed 16 days or more in a given month, a waiver of the monthly software fee for use of our proprietary or selected chiropractic or customer relationship management software, computer support and internet services support. We also have waived the minimum required expenditure for local advertising, promotion and marketing for the remainder of the second quarter of 2020, an action which negatively impacts our franchisees and us by reducing the visibility of “The Joint” brand in the marketplace. We may need to expand or extend these accommodations to franchisees, further reducing our revenues from franchised clinics. These accommodations, the decline in our franchisees’ revenue and the occurrence of any of the other events described here and in the next four risk factors could impact our ability to collect royalty payments from our franchisees, harm the goodwill associated with our brand, and materially adversely affect our business and results of operations . Please refer to our risk factors in Item 1A of Part I of our Form 10-K for the year ended December 31, 2019 for the next four risk factors related to our franchise system.

The disclosures in the risk factor under the heading "Our stock price could be volatile and could decline" have been updated below with regard to the price of our common stock:

Our stock price could be volatile and could decline (and has done so as a result of the COVID-19 pandemic).
The price at which our common stock will trade could be extremely volatile and may fluctuate substantially due to the following factors, some of which are beyond our control:

•the outbreak of epidemic or pandemic contagious disease;
•variations in our operating results;
•variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•announcements of developments affecting our business or expansion plans by us or others; and

•regulations, conditions, and trends in the chiropractic industry.

Since the outbreak of COVID-19 in the U.S., our stock price has declined significantly and continues to fluctuate.

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

The disclosures in the risk factor under the heading "Our actual results may differ from forecasts." have been updated below with regard to our forecasts:

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

We are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. As a result, we currently do not expect to provide financial guidance for 2020 until we have better visibility of the COVID-19 outbreak's impact on our results for the remainder of the year.

The disclosures in the risk factor under the heading “State regulations on corporate practice of chiropractic” have been updated below with regard to the State of Washington:

In February 2020, the State of Washington Chiropractic Quality Assurance Commission delivered notices that it was investigating complaints made against three chiropractors who own clinics, or are (or were) employed by clinics, in Washington for which our franchisees provide management services. The notices contained allegations of fee-splitting, specifically targeting a provision in our Franchise Disclosure Document providing for the payment of royalty fees based on revenue derived from the furnishing of chiropractic care. The notices appear to question our business model. The Commission posed a number of questions to the chiropractors and requested documentation describing the fee structure and related matters. All three chiropractors have responded to the Commission. The investigations initiated by the Commission have just begun, and we are not yet aware of the full extent of the Commission’s concerns. As these investigations proceed, we are assisting, and will continue to assist, the chiropractors in working toward a resolution.

The disclosures in the risk factor under the heading “Past decisions by the United States National Labor Relations Board expanding the meaning of ‘joint employer’ and evolving state laws mean that we could have liability for employment law violations by our franchisees” have been updated below to revise the fourth and fifth paragraphs addressing California Assembly Bill 5, or AB-5:

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

AB-5 has been the subject of widespread national discussion. Other states are considering similar approaches. Some states have adopted similar laws in narrower contexts, and a handful of other states have adopted similar laws for broader purposes. All of these laws or proposed laws may similarly raise concerns with respect to the expansion of joint liability to the franchise industry. Furthermore, there have been private lawsuits in which parties have alleged that a franchisor and its franchisee “jointly employ” the franchisee’s staff, that the franchisor is responsible for the franchisees’ staff (under theories of apparent agency, ostensible agency, or actual agency), or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Registered Securities
None.
ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-198860) filed with the Securities and Exchange Commission on September 19, 2014)

3.2
Second Amended and Restated Bylaws of The Joint Corp. (incorporated by reference to Exhibit 3.(II)1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36724) filed with the Securities and Exchange Commission on August 9, 2018)

10.1#
Amended and Restated 2014 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-207632) filed with the Securities and Exchange Commission on October 27, 2015)

10.2#
Amendment to Amended and Restated Incentive Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36724) for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 6, 2020)

10.3#
Amended Form of Incentive Stock Option Agreement under Amended and Restated 2014 Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36724) for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 6, 2020)

10.4#
Amended Form of Nonstatutory Stock Option Agreement under Amended and Restated 2014 Stock Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36724) for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 6, 2020)

10.5#
Amended Form of Restricted Stock Award Agreement under Amended and Restated 2014 Stock Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36724) for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 6, 2020)

10.6#
Amendment dated March 3, 2020 to Employment Letter Agreement between The Joint Corp. and Jacob Singleton (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36724) for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 6, 2020)

10.7
Credit Agreement, dated as of February 28, 2020 (the “Credit Agreement”), among the Company, the Lenders Party Hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Sole Bookrunner and Sole Lead Arranger (incorporated by reference to the Company’s Current Report on Form 8-K (Commission File No. 001-36724) filed with the Securities and Exchange Commission on March 3, 2020)

10.8
Pledge and Security Agreement, dated as of February 28, 2020 (the “Pledge and Security Agreement”), among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Company’s Current Report on Form 8-K (Commission File No. 001-36724) filed with the Securities and Exchange Commission on March 3, 2020)

10.9
Term A Loan Note dated February 28, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K (Commission File No. 001-36724) filed with the Securities and Exchange Commission on March 3, 2020)

10.1
Revolving Loan Note dated February 28, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K (Commission File No. 001-36724) filed with the Securities and Exchange Commission on March 3, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).
32**
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

# Management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith, not filed

THE JOINT CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE JOINT CORP.

Dated: May 8, 2020	By:	/s/ Peter D. Holt
Peter D. Holt President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2020	By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer)