Form 10-Q
period 2020-06-30
JOINT Corp
filed 2020-08-07
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________
Commission file number: 001-36724
The Joint Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0544160 (IRS Employer Identification No.)

16767 N. Perimeter Drive, Suite 110, Scottsdale Arizona (Address of principal executive offices)	85260 (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of August 3, 2020, the registrant had 14,010,816 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$14,573,266	$8,455,989
Restricted cash	235,039	185,888
Accounts receivable, net	2,009,480	2,645,085
Notes receivable, net	48,283	128,724
Deferred franchise and regional development costs - current portion	791,818	765,508
Prepaid expenses and other current assets	1,158,267	1,122,478
Total current assets	18,816,153	13,303,672
Property and equipment, net	8,003,837	6,581,588
Operating lease right-of-use asset	12,181,547	12,486,672
Deferred franchise and regional development costs, net of current portion	3,549,512	3,627,225
Intangible assets, net	2,512,057	3,219,791
Goodwill	4,150,461	4,150,461
Deposits and other assets	394,500	336,258
Total assets	$49,608,067	$43,705,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,456,234	$1,525,838
Accrued expenses	629,067	216,814
Co-op funds liability	235,039	185,889
Payroll liabilities	2,059,602	2,844,107
Operating lease liability - current portion	2,700,024	2,313,109
Finance lease liability - current portion	68,273	24,253
Deferred franchise and regional developer fee revenue - current portion	2,818,607	2,740,954
Deferred revenue from company clinics	3,092,574	3,196,664
Debt under the Paycheck Protection Program - current portion	1,211,977	—
Other current liabilities	565,643	518,686
Total current liabilities	14,837,040	13,566,314
Operating lease liability - net of current portion	11,484,267	11,901,040
Finance lease liability - net of current portion	168,290	34,398
Debt under the Credit Agreement and Paycheck Protection Program, net of current portion	3,515,993	—
Deferred franchise and regional developer fee revenue, net of current portion	11,986,489	12,366,322
Deferred tax liability	87,107	89,863
Other liabilities	27,230	27,230
Total liabilities	42,106,416	37,985,167
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,042,854 shares issued and 14,026,841 shares outstanding as of June 30, 2020 and 13,898,694 shares issued and 13,882,932 outstanding as of December 31, 2019	14,043	13,899
Additional paid-in capital	40,309,186	39,454,937
Treasury stock 16,013 shares as of June 30, 2020 and 15,762 shares as of December 31, 2019, at cost	(114,815)	(111,041)
Accumulated deficit	(32,706,863)	(33,637,395)
Total The Joint Corp. stockholders' equity	7,501,551	5,720,400
Non-controlling Interest	100	100
Total equity	7,501,651	5,720,500
Total liabilities and stockholders' equity	$49,608,067	$43,705,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Revenues from company-owned or managed clinics	$6,856,807	$5,777,288	$14,151,102	$11,416,365
Royalty fees	3,268,653	3,263,530	6,986,883	6,290,346
Franchise fees	523,964	447,266	1,036,716	864,339
Advertising fund revenue	930,795	927,800	1,988,413	1,819,367
Software fees	631,198	377,125	1,276,922	742,361
Regional developer fees	213,424	200,524	421,066	384,381
Other revenues	164,952	176,446	373,177	332,197
Total revenues	12,589,793	11,169,979	26,234,279	21,849,356
Cost of revenues:
Franchise and regional development cost of revenues	1,275,191	1,198,378	2,692,682	2,315,431
IT cost of revenues	92,450	100,771	161,115	189,659
Total cost of revenues	1,367,641	1,299,149	2,853,797	2,505,090
Selling and marketing expenses	1,783,666	1,769,368	3,838,954	3,275,356
Depreciation and amortization	693,400	404,466	1,347,649	770,143
General and administrative expenses	8,541,108	7,227,662	17,235,358	13,780,566
Total selling, general and administrative expenses	11,018,174	9,401,496	22,421,961	17,826,065
Net (gain) loss on disposition or impairment	(54,606)	(18,266)	(53,413)	86,927
Income from operations	258,584	487,600	1,011,934	1,431,274
Other (expense) income:
Bargain purchase gain	—	—	—	19,298
Other expense, net	(25,243)	(15,126)	(29,581)	(26,771)
Total other expense	(25,243)	(15,126)	(29,581)	(7,473)
Income before income tax expense	233,341	472,474	982,353	1,423,801
Income tax expense	117,756	10,214	51,821	8,896
Net income and comprehensive income	$115,585	$462,260	$930,532	$1,414,905
Less: income attributable to the non-controlling interest	$—	$—	$—	$—
Net income attributable to The Joint Corp. stockholders	$115,585	$462,260	$930,532	$1,414,905
Earnings per share:
Basic earnings per share	$0.01	$0.03	$0.07	$0.10
Diluted earnings per share	$0.01	$0.03	$0.06	$0.10
Basic weighted average shares	13,980,984	13,797,497	13,935,829	13,774,474
Diluted weighted average shares	14,491,639	14,477,007	14,487,083	14,390,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2019	13,898,694	$13,899	$39,454,937	15,762	$(111,041)	$(33,637,395)	$5,720,400	$100	$5,720,500
Stock-based compensation expense	—	—	250,392	—	—	—	250,392	—	250,392
Issuance of restricted stock	15,578	16	(16)	—	—	—	—	—	—
Exercise of stock options	35,500	35	140,864	—	—	—	140,899	—	140,899
Purchases of treasury stock under employee stock plans	—	—	—	251	(3,774)	—	(3,774)	—	(3,774)
Net income	—	—	—	—	—	814,947	814,947	—	814,947
Balances, March 31, 2020 (unaudited)	13,949,772	$13,950	$39,846,177	16,013	$(114,815)	$(32,822,448)	$6,922,864	$100	$6,922,964
Stock-based compensation expense	—	—	216,081	—	—	—	216,081	—	216,081
Issuance of restricted stock	30,882	31	(31)	—	—	—	—	—	—
Exercise of stock options	62,200	62	246,959	—	—	—	247,021	—	247,021
Net income	—	—	—	—	—	115,585	115,585	—	115,585
Balances, June 30, 2020 (unaudited)	14,042,854	$14,043	$40,309,186	16,013	$(114,815)	$(32,706,863)	$7,501,551	$100	$7,501,651

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total
Balances, December 31, 2018 (as adjusted)	13,757,200	$13,757	$38,189,251	14,670	$(90,856)	$(37,384,651)	$727,501	$100	$727,601
Stock-based compensation expense	—	—	171,771	—	—	—	171,771	—	171,771
Exercise of stock options	42,804	43	220,201	—	—	—	220,244	—	220,244
Net income	—	—	—	—	—	952,645	952,645	—	952,645
Balances, March 31, 2019 (unaudited)	13,800,004	$13,800	$38,581,223	14,670	$(90,856)	$(36,432,006)	$2,072,161	$100	$2,072,261
Stock-based compensation expense	—	—	178,953	—	—	—	178,953	—	178,953
Issuance of restricted stock	33,012	33	(33)	—	—	—	—	—	—
Exercise of stock options	5,000	5	19,395	—	—	—	19,400	—	19,400
Net income	—	—	—	—	—	462,260	462,260	—	462,260
Balances, June 30, 2019 (unaudited)	13,838,016	$13,838	$38,779,538	14,670	$(90,856)	$(35,969,746)	$2,732,774	$100	$2,732,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$930,532	$1,414,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,347,649	770,143
Loss on disposition or impairment	1,193	86,927
Net franchise fees recognized upon termination of franchise agreements	(50,312)	—
Bargain purchase gain	—	(19,298)
Deferred income taxes	(2,756)	(4,788)
Stock based compensation expense	466,473	350,724
Changes in operating assets and liabilities:
Accounts receivable	635,605	(227,129)
Prepaid expenses and other current assets	(35,789)	(5,386)
Deferred franchise costs	2,498	(707,230)
Deposits and other assets	4,406	262,248
Accounts payable	(141,327)	(154,542)
Accrued expenses	406,986	(134,146)
Payroll liabilities	(784,505)	(432,742)
Deferred revenue	(317,053)	1,923,148
Other, net	572,795	(286,054)
Net cash provided by operating activities	3,036,395	2,836,780

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(30,000)
Purchase of property and equipment	(1,986,367)	(1,567,556)
Reacquisition and termination of regional developer rights	—	(681,500)
Payments received on notes receivable	80,441	72,816
Net cash used in investing activities	(1,905,926)	(2,206,240)

Cash flows from financing activities:
Payments of finance lease obligation	(23,509)	(10,704)
Purchases of treasury stock under employee stock plans	(3,774)	—
Proceeds from exercise of stock options	387,920	239,644
Proceeds from the Credit Agreement, net of related fees	1,947,352	—
Proceeds from the Paycheck Protection Program	2,727,970	—
Repayments on notes payable	—	(100,000)
Net cash provided by financing activities	5,035,959	128,940

Increase in cash	6,166,428	759,480
Cash and restricted cash, beginning of period	8,641,877	8,854,952
Cash and restricted cash, end of period	$14,808,305	$9,614,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

During the six months ended June 30, 2020 and 2019, cash paid for income taxes was $37,800 and $23,396, respectively. During the six months ended June 30, 2020 and 2019, cash paid for interest was $16,111 and $50,000, respectively.
Supplemental disclosure of non-cash activity:
As of June 30, 2020, accounts payable and accrued expenses include property and equipment purchases of $71,723 and $5,267, respectively. As of June 30, 2019, accounts payable and accrued expenses include property and equipment purchases of $100,609 and $46,773, respectively. As of December 31, 2019, accounts payable and accrued expenses include property and equipment purchases of $196,671, and $15,250, respectively.
In connection with the acquisition during the six months ended June 30, 2019, the Company acquired $9,166 of property and equipment and intangible assets of $62,000, in exchange for $30,000 in cash to the seller.  Additionally, at the time of these transactions, the Company carried net deferred revenue of $3,847, representing net franchise fees collected upon the execution of the franchise agreement.  The Company netted this amount against the purchase price of the acquisitions.
In connection with the Company’s reacquisition and termination of regional developer rights during the six months ended June 30, 2019, the Company had deferred revenue of $44,334 representing license fees collected upon the execution of the regional developer agreements.  The Company netted these amounts against the aggregate purchase price of the acquisitions.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Such unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Form 10-K, which included all disclosures required by U.S. GAAP. The results of operations for the periods ended June 30, 2020 and 2019 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended June 30, 2020 and 2019 is unaudited.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other (expenses) income that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue and accounting for leases, see Note 2, Revenue Disclosures and Note 10, Commitments and Contingencies, respectively.
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

Comprehensive Income
Net income and comprehensive income are the same for the three and six months ended June 30, 2020 and 2019.
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
The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Franchised clinics:	2020	2019	2020	2019
Clinics open at beginning of period	469	404	453	394
Opened during the period	12	14	28	26
Sold during the period	—	—	—	(1)
Closed during the period	(4)	(1)	(4)	(2)
Clinics in operation at the end of the period	477	417	477	417

	Three Months Ended June 30,		Six Months Ended June 30,
Company-owned or managed clinics:	2020	2019	2020	2019
Clinics open at beginning of period	61	50	60	48
Opened during the period	1	1	2	3
Acquired during the period	—	—	—	1
Closed during the period	—	—	—	(1)
Clinics in operation at the end of the period	62	51	62	51

Total clinics in operation at the end of the period	539	468	539	468

Clinic licenses sold but not yet developed	169	176	169	176
Executed letters of intent for future clinic licenses	40	28	40	28
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
Certain states in which the Company manages clinics regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. In these states, the Company has entered into management services agreements with PCs under which the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. Such PCs are VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because they are liabilities on the PC’s books and the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. The Company assessed the governance structure and operating procedures of the PCs and determined that the Company has the power to control certain significant non-clinical activities of the PCs, as defined by ASC 810, therefore, the Company is the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. The carrying amount of VIE assets and liabilities are immaterial as of June 30, 2020, and December 31, 2019.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of June 30, 2020 and December 31, 2019.
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
Accounts Receivable
Accounts receivable primarily represent amounts due from franchisees for royalty fees. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2020 and December 31, 2019, the Company had an allowance for doubtful accounts of $0.
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
Property and Equipment
Property and equipment are stated at cost, or for property acquired as part of franchise acquisitions, at fair value at the date of closing. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets.
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
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are tested for impairment annually and more frequently if a triggering event occurs that makes it more likely than not that the fair value of a reporting unit is below carrying value. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if a triggering event occurs.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates step 2 of the current goodwill impairment test that requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The provision of this ASU is effective for years beginning after December 15, 2022 for smaller reporting companies, as defined by the SEC, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company adopted this ASU provision on January 1, 2020. As a result of the COVID-19 pandemic and its impact on the Company's projected cash flows, the Company tested goodwill for impairment at the end of the first quarter of 2020. The Company did not identify any triggering event during the second quarter of 2020. No impairments of goodwill were recorded for the three and six months ended June 30, 2020 and 2019.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. As a result of the current COVID-19 pandemic, the Company evaluated whether the carrying values of the long-lived assets in certain corporate clinics were recoverable at the end of the first quarter of 2020. The Company did not identify any triggering event during the second quarter of 2020. No impairments of long-lived assets were recorded for the three and six months ended June 30, 2020 and 2019.
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
Revenues from Company-Owned or Managed Clinics.  The Company earns revenues from clinics that it owns and operates or manages throughout the United States.  In those states where the Company owns and operates or manages the clinic, revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing.  Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed.  The Company recognizes a contract liability related to the prepaid treatment plans for which the Company has an ongoing performance obligation. The Company recognizes this contract liability, and recognizes revenue, as the patient consumes his or her visits related to the package and the Company transfers its services. Based on a historical lag analysis and an evaluation of legal obligation by jurisdiction, the Company concluded that any remaining contract liability that exists after 12 to 24 months from transaction date will be deemed breakage. Breakage revenue is recognized only at that point, when the likelihood of the patient exercising his or her remaining rights becomes remote.
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
The Company entered into one regional developer agreement for the six months ended June 30, 2020 for which it received approximately $201,000. This fee was deferred as of the transaction date and will be recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses were $597,933 and $1,256,606 for the three and six months ended June 30, 2020, respectively. Advertising expenses were $656,476 and $1,095,913 for the three and six months ended June 30, 2019, respectively.
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
The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the condensed consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of June 30, 2020 and December 31, 2019. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.
With exceptions due to the generation and utilization of net operating losses or credits, as of June 30, 2020 and December 31, 2019, the Company is no longer subject to federal and state examinations by taxing authorities for tax years before 2016 and 2015, respectively.
Earnings per Common Share
Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by giving effect to all potentially dilutive common shares including restricted stock and stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$115,585	$462,260	$930,532	$1,414,905

Basic weighted average common shares outstanding	13,980,984	13,797,497	13,935,829	13,774,474
Effect of dilutive securities:
Unvested restricted stock and stock options	510,655	679,510	551,254	615,845
Diluted weighted average common shares outstanding	14,491,639	14,477,007	14,487,083	14,390,319

Basic earnings per share	$0.01	$0.03	$0.07	$0.10
Diluted earnings per share	$0.01	$0.03	$0.06	$0.10
Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted average potentially dilutive securities:	2020	2019	2020	2019
Unvested restricted stock	18,557	—	11,318	2,569
Stock options	174,213	—	137,952	41,035
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
Disaggregation of Revenue
The Company believes that the captions contained on the condensed consolidated statements of operations appropriately reflect the disaggregation of its revenue by major type for the three and six months ended June 30, 2020 and 2019. Other revenues primarily consist of merchant income associated with credit card transactions.
Rollforward of Contract Liabilities and Contract Assets
Changes in the Company's contract liability for deferred franchise and regional development fees during the six months ended June 30, 2020 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2019	$15,107,276
Recognized as revenue during the six months ended June 30, 2020	(1,457,782)
Fees received and deferred during the six months ended June 30, 2020	1,155,602
Balance at June 30, 2020	$14,805,096
Changes in the Company's contract assets for deferred franchise and regional development costs during the six months ended June 30, 2020 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2019	$4,392,733
Recognized as cost of revenue during the six months ended June 30, 2020	(415,277)
Costs incurred and deferred during the six months ended June 30, 2020	363,874
Balance at June 30, 2020	$4,341,330
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2020:

Contract liabilities expected to be recognized in	Amount
2020 (remainder)	$1,430,223
2021	2,732,581
2022	2,348,983
2023	2,018,701
2024	1,585,351
Thereafter	4,689,257
Total	$14,805,096

Note 3: Notes Receivable
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
The outstanding balances of the notes as of June 30, 2020 and December 31, 2019 were $71,770 and $155,810, respectively. The allowance for uncollectible amounts on the outstanding notes as of June 30, 2020, and December 31, 2019 were $23,487, and $27,086, respectively. Maturities of notes receivable as of June 30, 2020 are as follows:

Amount (gross)
2020 (remaining)	$53,084
2021	9,600
2022	9,086
Total	$71,770

Note 4: Property and Equipment
Property and equipment consist of the following:

	June 30, 2020	December 31, 2019
Office and computer equipment	$2,066,718	$1,594,364
Leasehold improvements	7,975,967	7,154,156
Software developed	1,193,007	1,193,007
Finance lease assets	227,179	80,604
	11,462,871	10,022,131
Accumulated depreciation and amortization	(6,217,198)	(5,671,366)
	5,245,673	4,350,765
Construction in progress	2,758,164	2,230,823
Property and equipment, net	$8,003,837	$6,581,588
Depreciation expense was $322,666 and $206,609 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $609,742 and $400,415 for the six months ended June 30, 2020 and 2019, respectively.
Amortization expense related to finance lease assets was $19,620 and $6,169 for the three months ended June 30, 2020 and 2019, respectively. Amortization expense related to finance lease assets was $30,173 and $12,337 for the six months ended June 30, 2020 and 2019, respectively.

Construction in progress at June 30, 2020 and December 31, 2019 principally relate to development costs for software to be used by clinics for operations and by the Company for the management of operations.
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
As of June 30, 2020, and December 31, 2019, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
Note 6: Intangible Assets
Intangible assets consist of the following:

	As of June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$3,246,494	$(1,753,808)	$1,492,686
Customer relationships	1,255,975	(998,892)	257,083
Reacquired development rights	2,050,481	(1,288,193)	762,288
	$6,552,950	$(4,040,893)	$2,512,057

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$3,246,494	$(1,400,086)	$1,846,408
Customer relationships	1,255,975	(865,478)	390,497
Reacquired development rights	2,050,481	(1,067,595)	982,886
	$6,552,950	$(3,333,159)	$3,219,791

Amortization expense related to the Company’s intangible assets was $351,114 and $707,734 for the three and six months ended June 30, 2020, respectively. Amortization expense related to the Company’s intangible assets was $191,688 and $357,391 for the three and six months ended June 30, 2019, respectively.
Estimated amortization expense for 2020 and subsequent years is as follows:

Amount
2020 (remainder)	$702,228
2021	1,212,703
2022	539,750
2023	57,376
Total	$2,512,057

Note 7: Debt
Credit Agreement
On February 28, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., individually, and as Administrative Agent and Issuing Bank (“JPMorgan Chase” or the “Lender”). The Credit Agreement provides for senior secured credit facilities (the “Credit Facilities”) in the amount of $7,500,000, including a$2,000,000 revolver (the “Revolver”) and $5,500,000 development line of credit (the “Line of Credit”). The Revolver includes amounts available for letters of credit of up to $1,000,000 and an uncommitted additional amount of $2,500,000. All outstanding principal and interest on the Revolver are due on February 28, 2022. Principal and interest outstanding on the Line of Credit at the end of the first year are converted to a term loan payable in 36 monthly payments with a final maturity date of March 31, 2024. Principal amounts on the Line of Credit borrowed during the second year plus interest thereon which are outstanding at the end of the second year are converted to a second term loan payable in 36 monthly payments with a final maturity date of March 31, 2025. Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin, which is a one-, three- or six-month reserve adjusted Eurocurrency rate plus 2.00% or, at the election of the Company, an alternative base rate, plus 1.00%. The alternative base rate is the greatest of the prime rate, the Federal Reserve Bank of New York rate plus 0.50% and the one-month reserve adjusted Eurocurrency plus 1.00%. Unused portions of the Credit Facilities bear interest at a rate equal to 0.25% per annum. If the current Eurocurrency rate is no longer available or representative, the loan agreement provides a mechanism for replacing that benchmark rate. The Credit Facilities are pre-payable at any time without penalty, other than customary breakage fees, and any voluntary repayments made by the Company would reduce the future required repayment amounts.

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
On March 18, 2020, the Company drew down $2,000,000 under the Revolver as a precautionary measure in order to further strengthen its cash position and provide financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic. As of June 30, 2020, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement.
Paycheck Protection Program Loan
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

The Loan was granted pursuant to a Note dated April 9, 2020 issued by the Company. The Note matures on April 11, 2022 and bears interest at a rate of 0.98% per annum. Principal and accrued interest are payable monthly in equal installments through the maturity date, commencing on November 9, 2020, unless forgiven as described below. The Note may be prepaid at any time prior to maturity with no prepayment penalties. Loan proceeds may be used only for the Company’s eligible payroll costs (with salary capped at $100,000 on an annualized basis for each employee), rent, and utilities, in each case paid by December 31, 2020. However, at least 60 percent of the Loan proceeds must be used for eligible payroll costs. In general, a PPP loan is fully forgiven if (1) proceeds are used to cover eligible payroll costs, interest on certain mortgage obligations, rent, and utilities that are paid or incurred during the 24-week period following the Loan disbursement (the “covered period”) and (2) full-time employee headcount and salaries are either maintained during the covered period or restored by December 31, 2020. However, the Company intends to elect to use an alternative definition of covered period consisting of only 8 weeks following Loan disbursement, as permitted for loans that were received prior to June 5, 2020. If headcount and salaries are not so maintained during the covered period or restored by December 31, 2020, forgiveness of the Loan will be reduced in accordance with the regulations issued by the SBA. The Company will carefully monitor all qualifying expenses and other requirements necessary to maximize loan forgiveness. However, all PPP loans in excess of $2 million will be subject to review by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form. There is no guarantee that the Loan will be forgiven by the SBA.

Note 8: Stock-Based Compensation
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
Stock Options
The Company stock closing price on the date of grant is the basis of fair value of its common stock used in determining the value of share-based awards. To the extent the value of the Company’s share-based awards involves a measure of volatility, the Company historically relied on the volatilities from publicly-traded companies with similar business models, as its common stock lacked enough trading history for it to utilize its own historical volatility. Effective July 1, 2019, the Company uses available historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. The Company uses the simplified method to calculate the expected term of stock option grants to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. Accordingly, the expected life of the options granted is based on the average of the vesting term, which is generally four years and the contractual term, which is generally ten years. The Company will continue to evaluate the appropriateness of utilizing such method. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term.
The Company has computed the fair value of all options granted using the Black-Scholes-Merton model during the six months ended June 30, 2020 and 2019, using the following assumptions:

	Six Months Ended June 30,
	2020	2019
Expected volatility	53%	35%
Expected dividends	None	None
Expected term (years)	7	7
Risk-free rate	0.89%	2.61%
Forfeiture rate	5%	20%
The information below summarizes the stock options activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	949,245	$5.19	6.5
Granted	108,454	14.72
Exercised	(97,700)	3.97
Cancelled	—	—
Outstanding at June 30, 2020	959,999	$6.39	6.9
Exercisable at June 30, 2020	601,673	$4.74	6.2
For the three and six months ended June 30, 2020, stock-based compensation expense for stock options was $128,652 and $275,660, respectively. For the three and six months ended June 30, 2019, stock-based compensation expense for stock options was $99,846 and $196,650, respectively.
Restricted Stock
Restricted stocks granted to employees generally vest in four equal annual installments. Restricted stocks granted to non-employee directors vest on the earlier of (i) one year from the grant date and (ii) the date of the next annual meeting of the shareholders of the Company occurring after the date of grant.
The information below summarizes the restricted stock activity for the six months ended June 30, 2020:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2019	38,976	$12.31
Granted	28,680	14.92
Vested	(17,780)	15.38
Cancelled	—	—
Non-vested at June 30, 2020	49,876	$12.72
For the three and six months ended June 30, 2020, stock-based compensation expense for restricted stock was $87,429 and $190,813, respectively. For the three and six months ended June 30, 2019, stock-based compensation expense for restricted stock was $79,106 and $154,074, respectively.

Note 9: Income Taxes
During the three and six months ended June 30, 2020 Company recorded income tax expense of $117,756 and $51,821, respectively. During the three and six months ended June 30, 2019, the Company recorded income tax expense of approximately $10,214 and $8,896, respectively. The Company’s effective tax rate differs from the federal statutory tax rate due to permanent differences, state taxes and changes in the valuation allowance.

The CARES Act was signed into law on March 27, 2020, which, may benefit the Company. The Company will continue to assess the income tax effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.

Note 10: Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the three and six months ended June 30, 2020 and 2019:

	Line Item in the Company’s Consolidated Statements of Operations	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Finance lease costs:
Amortization of assets	Depreciation and amortization	$19,620	$6,169	$30,173	$12,337
Interest on lease liabilities	Other expense, net	3,332	1,778	5,712	3,689
Total finance lease costs		22,952	7,947	35,885	16,026
Operating lease costs	General and administrative expenses	890,777	706,368	1,767,112	1,394,100
Total lease costs		$913,729	$714,315	$1,802,997	$1,410,126
Supplemental information and balance sheet location related to leases is as follows:

	June 30, 2020	December 31, 2019
Operating Leases:
Operating lease right-of -use asset	$12,181,547	$12,486,672
Operating lease liability - current portion	$2,700,024	$2,313,109
Operating lease liability - net of current portion	11,484,267	11,901,040
Total operating lease liability	$14,184,291	$14,214,149
Finance Leases:
Property and equipment, at cost	$282,027	$80,604
Less accumulated amortization	(54,848)	(24,675)
Property and equipment, net	$227,179	$55,929
Finance lease liability - current portion	68,273	24,253
Finance lease liability - net of current portion	168,290	34,398
Total finance lease liabilities	$236,563	$58,651
Weighted average remaining lease term (in years):
Operating leases	5.0	5.4
Finance lease	4.4	2.3
Weighted average discount rate:
Operating leases	8.5%	8.7%
Finance leases	5.5%	10.0%

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,600,783	$1,469,684
Operating cash flows from finance leases	5,712	3,689
Financing cash flows from finance leases	23,509	10,704

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$919,607	$400,980
Finance lease	201,423	80,604
Maturities of lease liabilities as of June 30, 2020 are as follows:

	Operating Leases	Finance Lease
2020 (remainder)	$1,874,302	$39,450
2021	3,769,452	78,900
2022	3,654,025	48,975
2023	2,940,504	27,600
2024	2,319,724	27,600
Thereafter	2,845,788	39,100
Total lease payments	$17,403,795	$261,625
Less: Imputed interest	(3,219,504)	(25,062)
Total lease obligations	14,184,291	236,563
Less: Current obligations	(2,700,024)	(68,273)
Long-term lease obligation	$11,484,267	$168,290
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
The Company has two operating business segments and one non-operating business segment. The Corporate Clinics segment is composed of the operating activities of the company-owned or managed clinics. As of June 30, 2020, the Company operated or managed 62 clinics under this segment. The Franchise Operations segment is composed of the operating activities of the franchise business unit. As of June 30, 2020, the franchise system consisted of 477 clinics in operation. The Corporate segment is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. The Corporate segment also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.
The tables below present financial information for the Company’s two operating business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2020	2019	2020	2019
Corporate clinics	$6,856,807	$5,777,288	$14,151,102	$11,416,365
Franchise operations	5,732,986	5,392,691	12,083,177	10,432,991
Total revenues	$12,589,793	$11,169,979	$26,234,279	$21,849,356

Depreciation and amortization:
Corporate clinics	614,365	353,501	1,191,909	666,156
Franchise operations	342	288	685	456
Corporate administration	78,693	50,677	155,055	103,531
Total depreciation and amortization	$693,400	$404,466	$1,347,649	$770,143

Segment operating income:
Corporate clinics	$565,220	$564,044	$1,348,925	$1,404,025
Franchise operations	2,529,516	2,630,976	5,373,814	5,020,325
Total segment operating income	$3,094,736	$3,195,020	$6,722,739	$6,424,350

Reconciliation of total segment operating income to consolidated earnings before income taxes:

Total segment operating income	$3,094,736	$3,195,020	$6,722,739	$6,424,350
Unallocated corporate	(2,836,152)	(2,707,420)	(5,710,805)	(4,993,076)
Consolidated income from operations	258,584	487,600	1,011,934	1,431,274
Bargain purchase gain	—	—	—	19,298
Other expense, net	(25,243)	(15,126)	(29,581)	(26,771)
Income before income tax expense (benefit)	$233,341	$472,474	$982,353	$1,423,801

Segment assets:	June 30, 2020	December 31, 2019
Corporate clinics	$24,583,866	$25,389,147
Franchise operations	7,742,123	7,466,629
Total segment assets	32,325,989	32,855,776

Unallocated cash and cash equivalents and restricted cash	14,808,305	8,641,877
Unallocated property and equipment	1,177,679	996,385
Other unallocated assets	1,296,094	1,211,629
Total assets	$49,608,067	$43,705,667
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
•the impact of the COVID-19 pandemic on the economy and our operations, including the measures taken by governmental authorities to address it, may precipitate or exacerbate other risks and/or uncertainties;
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
Key Clinic Development Trends. As of June 30, 2020, we and our franchisees operated 539 clinics, of which 477 were operated by franchisees and 62 were operated as company-owned or managed clinics. Of the 62 company-owned or managed clinics, 22 were constructed and developed by us, and 40 were acquired from franchisees.

Our current strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy, and continue to expand our corporate clinic portfolio within clustered locations. The number of franchise licenses sold for the year ended December 31, 2019 increased to 126 licenses, up from 99 and 37 licenses for the years ended December 31, 2018 and 2017, respectively. We ended the first six months of 2020 with 22 regional developers who were responsible for 80% of the 35 licenses sold during the period. The growth reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics and opening of greenfield clinics. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. During the six months ended June 30, 2020, we opened two greenfield clinics, and as of June 30, 2020, we had eight additional letters-of-intent in place for further greenfield expansion.
We believe that The Joint has a sound concept, even further validated through this pandemic, which is benefiting from the fundamental changes taking place in the manner in which Americans access chiropractic care and their growing interest in seeking effective, affordable natural solutions for general wellness. These trends join with the strong preference we have seen among chiropractic doctors to reject the insurance-based model to produce a combination that benefits the consumer and the service provider alike. We believe that these forces create an important opportunity to accelerate the growth of our network.

COVID-19 Pandemic Update

The COVID-19 pandemic has had a significant impact on our business, financial condition, cash flows and results of operations in 2020. Virus-related concerns, temporary clinic closures and government-imposed restrictions have resulted in reduced patient traffic and spending trends and in membership freezes and cancellations in our clinics during the second quarter of 2020. This negative impact on our franchisees’ clinics also negatively impacts our royalty revenue.

Approximately 10% of our system-wide clinics were closed during April, with some clinics beginning to reopen in May. Approximately 99% of our clinics have reopened as of the date of this report, although some are operating on reduced hours. Our corporate clinics and headquarters have been able to operate without any furloughs or lay-offs while working to increase sanitary measures to ensure patient and employee safety. Our new sanitary and safety measures include cleaning of instruments between each patient use, removal of non-essential items, physical distancing, and masks for all Joint staff.

Due to the government-imposed restrictions, our results of operation were most negatively impacted during the month of April. In order to rebuild our revenue streams to our pre-COVID-19 expectation level, we have launched two of the three phases of our summer promotional activity during the second quarter of 2020, which include incentives to unfreeze wellness plan membership and a free new patient trial offers during the month of June. Our summer promotional activity, coupled with the easing of government restrictions, have resulted in incremental improvements in most of our key metrics including gross sales, Comp Sales, patient traffic, and new patient conversion rate. In addition, the attrition rate among existing patients has remained relatively stable during the second quarter.

Despite the incremental improvements during the second quarter, significant uncertainty remains about the duration and extent of the impact of the COVID-19 pandemic. Our first half of 2020 revenue and earnings were negatively impacted compared to our pre-COVID-19 pandemic expectations, and the pandemic may have a negative impact on our revenue and net income for the remainder of 2020. Even as government restrictions are lifted and clinics reopen, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect patient behavior and spending levels, and could result in reduced visits and patient spending trends that adversely impact our financial position and results of operations.
As a result of the COVID-19 pandemic, we have taken, or are continuing to take, the following steps to preserve liquidity and ensure the Company’s financial flexibility:

•Drew down the $2 million of our revolving credit facility with J.P. Morgan Chase Bank, N.A. in March, noting we had an additional $5.5 million under a developmental line of credit with those funds unavailable for general corporate purposes.

•Secured $2.7 million loan under CARES Act Paycheck Protection Program in April, bringing total unrestricted cash to $14.6 million as of June 30, 2020.

•Continued review of discretionary operating expenses and potential deferment of certain capital expenditures and hiring.

•Ongoing collaboration with vendors in order to extend payables.

Other Significant Events and/or Recent Developments
For the three months ended June 30, 2020:
•System-wide sales for all clinics open for any amount of time grew 2%.
•Comp Sales of clinics that have been open for at least 13 full months decreased 6%.

•Comp Sales for mature clinics open 48 months or more decreased 10%.

For the six months ended June 30, 2020:

•System-wide sales for all clinics open for any amount of time grew 12% to $114.1 million.

•28 new franchised clinics and two company-owned or managed greenfields were opened and four franchised clinics were closed, for a total of 539 units.

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
For the six months ended June 30, 2020, we constructed and developed two new corporate clinics.

Factors Affecting Our Performance
Our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic sales and clinic openings and closures, the magnitude of expenses related to the foregoing, the economic condition of the markets in which our clinics are located, general economic conditions, consumer confidence in the economy, consumer preferences, competitive factors, and disease epidemics and other health-related concerns, such as the current COVID-19 pandemic.

Significant Accounting Polices and Estimates
There were no changes in our significant accounting policies and estimates during the six months ended June 30, 2020 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019, except as outlined in Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report as it relates to goodwill impairment under ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,".

Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues - three months ended June 30, 2020 compared with three months ended June 30, 2019
Components of revenues were as follows:

	Three Months Ended June 30,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues from company-owned or managed clinics	$6,856,807	$5,777,288	$1,079,519	18.7%
Royalty fees	3,268,653	3,263,530	5,123	0.2%
Franchise fees	523,964	447,266	76,698	17.1%
Advertising fund revenue	930,795	927,800	2,995	0.3%
IT related income and software fees	631,198	377,125	254,073	67.4%
Regional developer fees	213,424	200,524	12,900	6.4%
Other revenues	164,952	176,446	(11,494)	(6.5)%
Total revenues	$12,589,793	$11,169,979	$1,419,814	12.7%
Consolidated Results
•Total revenues increased by $1.4 million, primarily due to the continued expansion of our company-owned or managed clinics portfolio and our franchise base, which was partially offset by the impact of the pandemic.
Corporate Clinics
•Revenues from company-owned or managed clinics increased, primarily due to the expansion of our corporate-owned or managed clinics portfolio, which was partially offset by the decline in the same-store sales due to the pandemic.
Franchise Operations
•Royalty fees and advertising fund revenue were flat noting an increase in the number of franchised clinics in operation during the current period, which was mostly offset by the decline in the same-store sales due to the pandemic. As of June 30, 2020 and 2019, there were 477 and 417 franchised clinics in operation, respectively.

•Franchise fees increased due to the sale of additional franchise licenses and the related revenue recognition over the term of the franchise agreement.
•IT related income and software fees revenue increased due to an increase in our franchise clinic base and the related revenue recognition over the term of the franchise agreement as described above.
Total Revenues - six months ended June 30, 2020 compared with six months ended June 30, 2019
Components of revenues were as follows:

	Six Months Ended June 30,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues from company-owned or managed clinics	$14,151,102	$11,416,365	$2,734,737	24.0%
Royalty fees	6,986,883	6,290,346	696,537	11.1%
Franchise fees	1,036,716	864,339	172,377	19.9%
Advertising fund revenue	1,988,413	1,819,367	169,046	9.3%
IT related income and software fees	1,276,922	742,361	534,561	72.0%
Regional developer fees	421,066	384,381	36,685	9.5%
Other revenues	373,177	332,197	40,980	12.3%
Total revenues	$26,234,279	$21,849,356	$4,384,923	20.1%
Consolidated Results
•Total revenues increased by $4.4 million, primarily due to the expansion of our company-owned or managed clinics portfolio and continued expansion of our franchise base, which was partially offset by the negative impact of the pandemic during the second quarter.
Corporate Clinics
•Revenues from company-owned or managed clinics increased, primarily due to the expansion of our corporate-owned or managed clinics portfolio, which was partially offset by the negative impact of the pandemic during the second quarter.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, which was partially offset by the sales decline in the existing franchised clinics due to the pandemic during the second quarter. As of June 30, 2020 and 2019, there were 477 and 417 franchised clinics in operation, respectively.
•Franchise fees increased due to the sale of additional franchise licenses and the related revenue recognition over the term of the franchise agreement.
•Software fees revenue increased due to an increase in our franchise clinic base and the related revenue recognition over the term of the franchise agreement as described above.

Cost of Revenues	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	1,367,641	1,299,149	$68,492	5.3%
Six Months Ended June 30,	2,853,797	2,505,090	348,707	13.9%

For the three months ended June 30, 2020, as compared with the prior year period, the increase in the total cost of revenues was minimal, due to the relatively flat gross revenue growth in the franchised clinics. For the six months ended June 30, 2020, as compared with the prior year period, the total cost of revenues increased primarily due to an increase in regional developer royalties of $0.3 million, which is in line with an increase in franchise royalty revenues of approximately 11.1%, coupled with a larger portion of our franchise base operating in regional developer territories.
Selling and Marketing Expenses

Selling and Marketing Expenses	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	1,783,666	1,769,368	$14,298	0.8%
Six Months Ended June 30,	3,838,954	3,275,356	563,598	17.2%
For the three months ended June 30, 2020, as compared with the prior year period, the increase in the selling and marketing expenses was minimal, due to the relatively flat advertising fund revenue growth and cost containment efforts. Selling and marketing expenses increased for the six months ended June 30, 2020, as compared with the prior year period, driven by an increase in advertising fund expenditures from a larger franchise base and an increase in local marketing expenditures by the company-owned or managed clinics in the first quarter.
Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	693,400	404,466	$288,934	71.4%
Six Months Ended June 30,	1,347,649	770,143	577,506	75.0%
Depreciation and amortization expenses increased for the three and six months ended June 30, 2020, as compared to the prior year periods, primarily due to the amortization of intangibles related to the 2019 acquisitions, coupled with depreciation expenses associated with the expansion of our corporate-owned or managed clinics portfolio in 2019.
General and Administrative Expenses

General and Administrative Expenses	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	8,541,108	7,227,662	$1,313,446	18.2%
Six Months Ended June 30,	17,235,358	13,780,566	3,454,792	25.1%
General and administrative expenses increased during the three and six months ended June 30, 2020 compared to the prior year periods, primarily due to an increase in payroll and related expenses to support continued clinic count and revenue growth. As a percentage of revenue, general and administrative expenses during the three and six months ended June 30, 2020 were 68% and 66%, respectively, compared with the three and six months ended June 30, 2019 of 65% and 63%, respectively. General and administrative expenses as a percentage of revenue increased during the current year period primarily due to lower than anticipated revenue growth in the month of March and the second quarter of 2020 due to the pandemic. Despite the negative impact of the pandemic on our pre-COVID-19 revenue growth expectations, we continued to operate our corporate clinics and headquarters without any furloughs or lay-offs while working to increase sanitary measures to ensure patient and employee safety.
Income from Operations - Three Months Ended June 30, 2020

Income from Operations	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	258,584	487,600	$(229,016)	(47.0)%

Consolidated Results
Consolidated income from operations decreased by $0.2 million for the three months ended June 30, 2020 compared to the prior year period, primarily due to the lower than anticipated revenue growth due to the pandemic and increased expenses, primarily related to payroll expenses.
Corporate Clinics
Our corporate clinics segment had income from operations of $565,220 for the three months ended June 30, 2020, which was relatively flat compared to income from operations of $564,044 for the prior year period. This was primarily due to:
•An increase in revenues of $1.1 million from company-owned or managed clinics; mostly offset by
•A $1.1 million increase in operating expenses, primarily in general and administrative expenses. The increase in general and administrative expenses was primarily driven by an increase in payroll-related expenses due to a higher head count.
Franchise Operations
Our franchise operations segment had income from operations of $2.5 million for the three months ended June 30, 2020, a decrease of $0.1 million, compared to net income from operations of $2.6 million for the prior year period. This decrease was primarily due to:
•An increase of $0.4 million in operating expenses, primarily due to an increase in payroll-related expenses due to a higher head count; partially offset by
•An increase of $0.3 million in total revenues.
Unallocated Corporate
Unallocated corporate expenses for the three months ended June 30, 2020 were flat due to cost containment efforts.
Income from Operations - Six Months Ended June 30, 2020

Income from Operations	2020	2019	Change from Prior Year	Percent Change from Prior Year

Six Months Ended June 30,	1,011,934	1,431,274	$(419,340)	(29.3)%
Consolidated Results
Consolidated income from operations decreased by $0.4 million for the six months ended June 30, 2020 compared to the prior year period, primarily due to the increased expenses in the unallocated corporate segment, which was partially offset by the higher operating income in the franchise operations segment discussed below.
Corporate Clinics
Income from operations for our corporate clinics segment was flat due to:
•A $2.8 million increase in operating expenses, primarily in general and administrative expenses. The increase in general and administrative expenses was primarily driven by an increase in payroll-related expenses due to a higher head count; partially offset by
•An increase in revenues of $2.7 million from company-owned or managed clinics.
Franchise Operations

Our franchise operations segment had income from operations of $5.4 million for the six months ended June 30, 2020, an increase of $0.4 million, compared to net income from operations of $5.0 million for the prior year period. This increase was primarily due to:
•An increase of $1.7 million in total revenues; partially offset by
•An increase of $0.4 million in cost of revenues primarily due to an increase in regional developer royalties and an increase of $0.9 million in operating expenses, primarily due to an increase in payroll-related expenses due to a higher head count, as well as due to an increase in selling and marketing expenses resulting from a larger franchise.
Unallocated Corporate
Unallocated corporate expenses for the six months ended June 30, 2020 increased by $0.7 million compared to the prior year period, primarily due to the higher professional service fees, IT related expenses, and payroll-related expenses.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2020, we had unrestricted cash and short-term bank deposits of $14.6 million. Cash flow from operating activities in the six months ended June 30, 2020 was $3.0 million. In February 2020, we executed a line of credit agreement, which provides a credit facility of up to $7.5 million, including a $2.0 million revolver and $5.5 million development line of credit. On March 18, 2020, we drew down $2.0 million under the credit agreement as a precautionary measure in order to further strengthen our cash position and provide financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic. In addition, on April 10, 2020, we received a loan in the amount of approximately $2.7 million from JPMorgan Chase Bank, N.A., pursuant to the Paycheck Protection Program (“PPP”).

We will continue to preserve cash, and while we have deferred the majority of our previously planned 2020 capital expenditures given the dynamic nature of the COVID-19 pandemic, our long-term goal and growth opportunities remain unchanged. We currently plan to resume the acquisition and development of company-owned or managed clinics in 2021 and beyond and to continue to progress towards our goal at a measured pace, targeting geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leveraged cooperative advertising and marketing and general corporate and administrative operating efficiencies.

In addition to $14.6 million of unrestricted cash on hand as of June 30, 2020, our principal sources of liquidity are expected to be cash flows from operations and proceeds from the credit facility, debt financings or equity issuances, and/or proceeds from the sale of assets. We expect our available cash and cash flows from operations, the credit facility and the PPP loan to be sufficient to fund our short-term working capital requirements. In addition, we believe we will be able to fund future liquidity and capital requirements through cash flows generated from operating activities for a period of at least twelve months from the date our financial statements are issued. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. From time to time, we consider and evaluate transactions related to our portfolio and capital structure including debt financings, equity issuances, purchases and sales of assets, and other transactions. We anticipate that, due to the COVID-19 pandemic, the levels of our cash flows from operations for 2020 will be impacted. There can be no assurance that we will be able generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities increased by $0.2 million to $3.0 million for the six months ended June 30, 2020, compared to $2.8 million for the six months ended June 30, 2019. The increase was primarily attributable to: (i) the collection of tenant leasehold improvement allowance of $0.7 million, (ii) an increase in revenue over the prior year period, (iii), impacts of cost containment initiatives, and (iv) the sale of one regional developer agreement for which we received approximately $0.2 million, which were partially offset by an increase in general and administrative expenses over the prior year period.
Net cash used in investing activities was $1.9 million for the six months ended June 30, 2020, compared to $2.2 million for the six months ended 2019. For the six months ended June 30, 2020, this included purchases of property and equipment of $2.0 million. For the six months ended June 30, 2019, this included purchases of property and equipment of $1.6 million and reacquisition and termination of regional developer rights of $0.7 million.
Net cash provided by financing activities was $5.0 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, this included proceeds from: (i) the credit facility, net of related fees of $1.9 million, (ii) the loan under the CARES Act Paycheck Protection Program of $2.7 million, and (iii) the exercise of stock options of $0.4 million. For the six months ended June 30, 2019, this included proceeds from the exercise of stock options of $0.2 million and repayments on notes payable of $0.1 million.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements
During the six months ended June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our management has concluded the disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting that was disclosed in our Form 10-K for the year ended December 31, 2019.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, employees at our corporate headquarters began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal control over financial reporting. We will continue to monitor the impact of COVID-19 on our internal control over financial reporting.

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
The following risks related to our business have been added:
Our level of debt could impair our financial condition and ability to operate. Our PPP Loan may not be forgiven or may subject us to challenges and investigations regarding qualification for the Loan.

In order to increase our cash position and preserve financial flexibility in responding to the impacts of the COVID-19 pandemic on our business, we drew down $2.0 million under the Credit Agreement and we secured a $2.7 million loan under the CARES Act Paycheck Protection Program. Our level of debt could have important consequences to investors, including:

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

•increasing our vulnerability to general adverse economic and industry conditions, since we will be required to devote a proportion of our cash flow to paying principal and interest on our debt during periods in which we experience lower earnings and cash flow, such as during the current COVID-19 pandemic;

•limiting our ability to obtain additional financing in the future to fund working capital, capital expenditures, acquisitions, and general corporate requirements; and

•placing us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to fund working capital, capital expenditures, acquisitions, and general corporate requirements.

The CARES Act and the PPP provide a mechanism for a borrower to apply for forgiveness of up to the full amount of the PPP Loan. The amount of the Company’s loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including (i) that the Company uses the amount of loan proceeds during an 8-week period after loan disbursement only for eligible payroll costs, rent, and utilities, (ii) that the Company uses at least 60% of the loan amount for eligible payroll costs, (iii) that the Company maintains or rehires employees and maintains salaries at certain levels and (iv) other factors. (The Company intends to elect the aforementioned 8-week period after loan disbursement for use of the loan proceeds, as permitted for loans that were received prior to June 5, 2020, in lieu of the 24-week period otherwise applicable.) Although we currently intend to apply for Loan forgiveness, there is no assurance that we will do so, or if we do so apply, that we will be granted forgiveness of some or all of the amount of the PPP Loan. After the CARES Act was passed and we applied for and obtained the PPP Loan, the SBA issued new guidance that, among other things, questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP and be able to make the required certification that current economic uncertainty makes the loan request necessary to support the ongoing operations of the applicant. Subsequently, the Department of the Treasury and the SBA issued guidance that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness and that all PPP loans in excess of $2 million, and other PPP loans as appropriate, will be subject to review by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return the full amount of the PPP Loan, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

Our balance sheet includes intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or a reporting unit could result in an impairment charge recorded in our operating results, which could be material.

Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Also, we review our amortizable intangible assets for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying amount of our goodwill or another intangible asset were to exceed its fair value, the asset would be written down to its fair value, with the impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions or weaker operating results compared to our expectations, including, for example, as a result of the current COVID-19 pandemic, may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potentially material impairment charge if we are unable to recover the carrying value of our goodwill and other intangible assets.

Our balance sheet includes a significant amount of long-lived assets in our corporate clinics, including operating lease right-of-use assets and property, plant and equipment. A decline in the current and projected cash flows in our corporate clinics could result in impairment charges, which could be material.

Long-lived assets, such as operating lease right-of-use assets and property, plant and equipment in our corporate clinics, are tested for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying amount of a long-lived asset were to exceed its fair value, the asset would be written down to its fair value and an impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions or weaker operating results compared to our expectations, including, for example, as a result of the current COVID-19 pandemic, may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potentially material impairment charge if we are unable to recover the carrying value of our long-lived assets.
The following risks related to our business have been updated:

The disclosures in the risk factor under the heading "Major public health concerns, including the outbreak of epidemic or pandemic contagious disease, such as the coronavirus, may adversely affect revenue at our clinics and disrupt financial markets" have been updated below with regard to the COVID-19 pandemic:

Major public health concerns, including the outbreak of epidemic or pandemic contagious disease such as COVID-19, may adversely affect revenue at our clinics and disrupt financial markets. In the case of COVID-19, revenue at our clinics has been adversely affected and financial markets have been disrupted, both of which are likely to continue.

In January 2020, the World Health Organization declared that the COVID-19 outbreak, which began in China and has since spread to other areas, is a global health emergency. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The spread of the virus in the U.S. or a similar public health threat, or fear of such an event, may result in (and in the case of the COVID-19 pandemic, has resulted in), among other things, a reduced willingness of patients to visit our clinics or the shopping centers in which they are located out of concern over exposure to contagious disease, closed clinics, reduced business hours, and a decline in revenue. A prolonged outbreak, resulting in reduced patient traffic and continued disruptions to capital and financial markets, could have (and in case of the COVID-19 pandemic, has resulted in) a material adverse impact on our business, financial condition, results of operations, and the market price of our stock.

The disclosures in the risk factor under the heading "Our dependence on the success of our franchisees exposes us to risks including the loss of royalty revenue and harm to our brand" have been updated below with regard to our royalty revenue and other fees from franchisees:

A substantial portion of our revenues comes from royalties generated by our franchised clinics, which royalties are based on the revenues generated by those clinics. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of June 30, 2020, we had franchisees operating or managing 477 clinics. We are reliant on the performance of our franchisees in successfully opening and operating their clinics and paying royalties and other fees to us on a timely basis. Our franchise system subjects us to a number of risks as described here and in the next four risk factors. These risks include a significant decline in our franchisees’ revenue, which has occurred as a result of the current

COVID-19 pandemic. Furthermore, we have taken actions to support our franchisees experiencing challenges during the COVID-19 pandemic, further reducing our royalty revenues and other fees from franchisees. These actions include a waiver of the minimum royalty requirement for the remainder of 2020, and for franchised clinics closed 16 days or more in a given month, a waiver of the monthly software fee for use of our proprietary or selected chiropractic or customer relationship management software, computer support and internet services support. We also have waived the minimum required expenditure for local advertising, promotion and marketing during the second quarter of 2020, an action which negatively impacts our franchisees and us by reducing the visibility of “The Joint” brand in the marketplace. We may need to expand or extend these accommodations to franchisees, further reducing our revenues from franchised clinics. These accommodations, the decline in our franchisees’ revenue and the occurrence of any of the other events described here and in the next four risk factors could impact our ability to collect royalty payments from our franchisees, harm the goodwill associated with our brand, and materially adversely affect our business and results of operations . Please refer to our risk factors in Item 1A of Part I of our Form 10-K for the year ended December 31, 2019 for the next four risk factors related to our franchise system.

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

Since the outbreak of COVID-19 in the U.S., our stock price has experienced high volatility, consistent with the volatility in global financial markets in general due to COVID-19. Concerns over the continuing impact of COVID-19 on the global economy and the impact of the pandemic on our operating results may continue to cause fluctuations in and adversely impact our stock price.

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

We are unable to accurately predict the full impact that COVID-19 pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. As a result, we currently do not expect to provide financial guidance for 2020 until we have better visibility of the COVID-19 pandemic's impact on our results for the remainder of the year.

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
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-198860) filed with the Securities and Exchange Commission on September 19, 2014)

3.2
Second Amended and Restated Bylaws of The Joint Corp. (incorporated by reference to Exhibit 3.(II)1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36724) filed with the Securities and Exchange Commission on August 9, 2018)

10.1
 Loan Note dated as of April 9, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K (Commission File No. 001-36724) filed with the Securities and Exchange Commission on April 15, 2020)

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

THE JOINT CORP.

Dated: August 7, 2020	By:	/s/ Peter D. Holt
Peter D. Holt President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2020	By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer)