Form 10-Q
period 2020-09-30
JOINT Corp
filed 2020-11-06
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of November 3, 2020, the registrant had 14,041,146 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$18,305,526	$8,455,989
Restricted cash	140,400	185,888
Accounts receivable, net	1,813,684	2,645,085
Notes receivable, net	10,326	128,724
Deferred franchise and regional development costs, current portion	828,842	765,508
Prepaid expenses and other current assets	921,559	1,122,478
Total current assets	22,020,337	13,303,672
Property and equipment, net	8,014,676	6,581,588
Operating lease right-of-use asset	11,555,086	12,486,672
Deferred franchise and regional development costs, net of current portion	3,757,799	3,627,225
Intangible assets, net	2,160,944	3,219,791
Goodwill	4,150,461	4,150,461
Deposits and other assets	393,508	336,258
Total assets	$52,052,811	$43,705,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,239,522	$1,525,838
Accrued expenses	894,122	216,814
Co-op funds liability	140,400	185,889
Payroll liabilities	2,584,487	2,844,107
Operating lease liability, current portion	2,756,838	2,313,109
Finance lease liability, current portion	69,380	24,253
Deferred franchise and regional developer fee revenue, current portion	2,813,515	2,740,954
Deferred revenue from company clinics	3,228,368	3,196,664
Debt under the Paycheck Protection Program, current portion	1,656,292	—
Other current liabilities	545,834	518,686
Total current liabilities	15,928,758	13,566,314
Operating lease liability, net of current portion	10,798,802	11,901,040
Finance lease liability, net of current portion	150,524	34,398
Debt under the Credit Agreement and Paycheck Protection Program, net of current portion	3,071,678	—
Deferred franchise and regional developer fee revenue, net of current portion	12,581,885	12,366,322
Deferred tax liability	72,841	89,863
Other liabilities	27,230	27,230
Total liabilities	42,631,718	37,985,167
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,073,244 shares issued and 14,057,201 shares outstanding as of September 30, 2020 and 13,898,694 shares issued and 13,882,932 outstanding as of December 31, 2019	14,073	13,899
Additional paid-in capital	40,625,128	39,454,937
Treasury stock 16,043 shares as of September 30, 2020 and 15,762 shares as of December 31, 2019, at cost	(115,303)	(111,041)
Accumulated deficit	(31,102,905)	(33,637,395)
Total The Joint Corp. stockholders' equity	9,420,993	5,720,400
Non-controlling Interest	100	100
Total equity	9,421,093	5,720,500
Total liabilities and stockholders' equity	$52,052,811	$43,705,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Revenues from company-owned or managed clinics	$8,403,844	$6,829,576	$22,554,946	$18,245,940
Royalty fees	4,170,692	3,447,270	11,157,575	9,737,616
Franchise fees	519,131	541,339	1,555,846	1,405,678
Advertising fund revenue	1,187,666	978,209	3,176,080	2,797,576
Software fees	688,046	514,350	1,964,968	1,256,711
Regional developer fees	222,908	210,233	643,974	594,615
Other revenues	218,266	205,400	591,443	537,596
Total revenues	15,410,553	12,726,377	41,644,832	34,575,732
Cost of revenues:
Franchise and regional developer cost of revenues	1,588,707	1,318,966	4,281,389	3,634,397
IT cost of revenues	123,539	107,903	284,653	297,561
Total cost of revenues	1,712,246	1,426,869	4,566,042	3,931,958
Selling and marketing expenses	1,845,601	1,793,229	5,684,556	5,068,585
Depreciation and amortization	714,288	538,372	2,061,937	1,308,515
General and administrative expenses	9,433,062	8,297,680	26,668,420	22,078,244
Total selling, general and administrative expenses	11,992,951	10,629,281	34,414,913	28,455,344
Net (gain) loss on disposition or impairment	—	29,848	(53,413)	116,775
Income from operations	1,705,356	640,379	2,717,290	2,071,655
Other (expense) income:
Bargain purchase gain	—	—	—	19,298
Other expense, net	(25,667)	(16,697)	(55,248)	(43,469)
Total other expense	(25,667)	(16,697)	(55,248)	(24,171)
Income before income tax expense	1,679,689	623,682	2,662,042	2,047,484
Income tax expense	75,730	6,702	127,551	15,597
Net income and comprehensive income	$1,603,959	$616,980	$2,534,491	$2,031,887
Less: income attributable to the non-controlling interest	$—	$—	$—	$—
Net income attributable to The Joint Corp. stockholders	$1,603,959	$616,980	$2,534,491	$2,031,887
Earnings per share:
Basic earnings per share	$0.11	$0.04	$0.18	$0.15
Diluted earnings per share	$0.11	$0.04	$0.17	$0.14
Basic weighted average shares	14,033,535	13,846,045	13,968,635	13,798,593
Diluted weighted average shares	14,593,107	14,526,538	14,523,329	14,442,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2019	13,898,694	$13,899	$39,454,937	15,762	$(111,041)	$(33,637,395)	$5,720,400	$100	$5,720,500
Stock-based compensation expense	—	—	250,392	—	—	—	250,392	—	250,392
Issuance of restricted stock	15,578	16	(16)	—	—	—	—	—	—
Exercise of stock options	35,500	35	140,864	—	—	—	140,899	—	140,899
Purchases of treasury stock under employee stock plans	—	—	—	251	(3,774)	—	(3,774)	—	(3,774)
Net income	—	—	—	—	—	814,947	814,947	—	814,947
Balances, March 31, 2020 (unaudited)	13,949,772	$13,950	$39,846,177	16,013	$(114,815)	$(32,822,448)	$6,922,864	$100	$6,922,964
Stock-based compensation expense	—	—	216,081	—	—	—	216,081	—	216,081
Issuance of restricted stock	30,882	31	(31)	—	—	—	—	—	—
Exercise of stock options	62,200	62	246,959	—	—	—	247,021	—	247,021
Net income	—	—	—	—	—	115,584	115,584	—	115,584
Balances, June 30, 2020 (unaudited)	14,042,854	14,043	40,309,186	16,013	(114,815)	(32,706,864)	7,501,550	100	7,501,650
Stock-based compensation expense	—	—	212,234	—	—	—	212,234	—	212,234
Issuance of restricted stock	4,281	4	(4)	—	—	—	—	—	—
Exercise of stock options	26,109	26	103,712	—	—	—	103,738	—	103,738
Purchases of treasury stock under employee stock plans	—	—	—	30	(488)	—	(488)	—	(488)
Net income	—	—	—	—	—	1,603,959	1,603,959	—	1,603,959
Balances, September 30, 2020 (unaudited)	14,073,244	$14,073	$40,625,128	16,043	$(115,303)	$(31,102,905)	$9,420,993	$100	$9,421,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total
Balances, December 31, 2018 (as adjusted)	13,757,200	$13,757	$38,189,251	14,670	$(90,856)	$(37,384,651)	$727,501	$100	$727,601
Stock-based compensation expense	—	—	171,771	—	—	—	171,771	—	171,771
Exercise of stock options	42,804	43	220,201	—	—	—	220,244	—	220,244
Net income	—	—	—	—	—	952,646	952,646	—	952,646
Balances, March 31, 2019 (unaudited)	13,800,004	$13,800	$38,581,223	14,670	$(90,856)	$(36,432,005)	$2,072,162	$100	$2,072,262
Stock-based compensation expense	—	—	178,953	—	—	—	178,953	—	178,953
Issuance of restricted stock	33,012	33	(33)	—	—	—	—	—	—
Exercise of stock options	5,000	5	19,395	—	—	—	19,400	—	19,400
Net income	—	—	—	—	—	462,261	462,261	—	462,261
Balances, June 30, 2019 (unaudited)	13,838,016	13,838	38,779,538	14,670	(90,856)	(35,969,744)	2,732,776	100	2,732,876
Stock-based compensation expense	—	—	186,020	—	—	—	186,020	—	186,020
Issuance of restricted stock	5,277	5	(5)	—	—	—	—	—	—
Exercise of stock options	51,328	52	288,064	—	—	—	288,116	—	288,116
Purchases of treasury stock under employee stock plans				1,092	(20,184)		(20,184)		(20,184)
Net income	—	—	—	—	—	616,980	616,980	—	616,980
Balances, September 30, 2019 (unaudited)	13,894,621	$13,895	$39,253,617	15,762	$(111,040)	$(35,352,764)	$3,803,708	$100	$3,803,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$2,534,491	$2,031,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,061,937	1,308,515
Loss on disposition or impairment	1,193	116,775
Net franchise fees recognized upon termination of franchise agreements	(54,174)	(89,007)
Bargain purchase gain	—	(19,298)
Deferred income taxes	(17,022)	(1,449)
Stock based compensation expense	678,706	536,744
Changes in operating assets and liabilities:
Accounts receivable	831,401	(533,149)
Prepaid expenses and other current assets	200,919	(172,845)
Deferred franchise costs	(247,127)	(884,895)
Deposits and other assets	(4,602)	425,851
Accounts payable	(379,342)	223,210
Accrued expenses	677,308	(48,637)
Payroll liabilities	(259,620)	(75,122)
Deferred revenue	417,221	2,148,195
Other, net	466,156	(261,567)
Net cash provided by operating activities	6,907,445	4,705,208

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(3,072,332)
Purchase of property and equipment	(2,344,344)	(2,312,257)
Reacquisition and termination of regional developer rights	—	(681,500)
Payments received on notes receivable	118,398	110,605
Net cash used in investing activities	(2,225,946)	(5,955,484)

Cash flows from financing activities:
Payments of finance lease obligation	(40,168)	(16,259)
Purchases of treasury stock under employee stock plans	(4,262)	(20,184)
Proceeds from exercise of stock options	491,658	527,760
Proceeds from the Credit Agreement, net of related fees	1,947,352	—
Proceeds from the Paycheck Protection Program	2,727,970	—
Repayments on notes payable	—	(100,000)
Net cash provided by financing activities	5,122,550	391,317

Increase (decrease) in cash	9,804,049	(858,959)
Cash and restricted cash, beginning of period	8,641,877	8,854,952
Cash and restricted cash, end of period	$18,445,926	$7,995,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

During the nine months ended September 30, 2020 and 2019, cash paid for income taxes was $167,620 and $34,396, respectively. During the nine months ended September 30, 2020 and 2019, cash paid for interest was $31,458 and $75,000, respectively.
Supplemental disclosure of non-cash activity:
As of September 30, 2020, accounts payable include property and equipment purchases of $93,026. As of September 30, 2019, accounts payable and accrued expenses include property and equipment purchases of $206,201 and $103,136, respectively. As of December 31, 2019, accounts payable and accrued expenses include property and equipment purchases of $196,671, and $15,250, respectively.
In connection with the acquisition of franchised clinics during the nine months ended September 30, 2019, the Company acquired $149,542 of property and equipment and intangible assets of $1,989,169, in exchange for $3,072,332 in cash to the sellers. Additionally, at the time of these transactions, the Company carried net deferred revenue of $36,695, representing net franchise fees collected upon the execution of the franchise agreement. The Company netted this amount against the purchase price of the acquisitions.
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
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Such unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Form 10-K, which included all disclosures required by U.S. GAAP. The results of operations for the periods ended September 30, 2020 and 2019 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended September 30, 2020 and 2019 is unaudited.
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
Comprehensive Income
Net income and comprehensive income are the same for the three and nine months ended September 30, 2020 and 2019.
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
The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Franchised clinics:	2020	2019	2020	2019
Clinics open at beginning of period	477	417	453	394
Opened during the period	21	21	49	47
Sold during the period	—	(6)	—	(7)
Closed during the period	(1)	(2)	(5)	(4)
Clinics in operation at the end of the period	497	430	497	430

	Three Months Ended September 30,		Nine Months Ended September 30,
Company-owned or managed clinics:	2020	2019	2020	2019
Clinics open at beginning of period	62	51	60	48
Opened during the period	1	1	3	4
Acquired during the period	—	6	—	7
Closed during the period	—	—	—	(1)
Clinics in operation at the end of the period	63	58	63	58

Total clinics in operation at the end of the period	560	488	560	488

Clinic licenses sold but not yet developed	178	179	178	179
Future clinic licenses under executed letters of intent	40	29	40	29
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
Certain states in which the Company manages clinics regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. In these states, the Company has entered into management services agreements with PCs under which the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. Such PCs are VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because they are liabilities on the PC’s books and the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. The Company assessed the governance structure and operating procedures of the PCs and determined that the Company has the power to control certain significant non-clinical activities of the PCs, as defined by ASC 810, therefore, the Company is the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. The carrying amount of VIE assets and liabilities are immaterial as of September 30, 2020, and December 31, 2019.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of September 30, 2020 and December 31, 2019.
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
Accounts Receivable
Accounts receivable primarily represent amounts due from franchisees for royalty fees. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2020 and December 31, 2019, the Company had an allowance for doubtful accounts of $0.
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
For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. The Company records the straight-line lease expense and any contingent rent, if applicable, in general and administrative expenses on the condensed consolidated income statements. Many of the Company’s leases also require it to pay real estate taxes, common area maintenance costs and other occupancy costs which are also included in general and administrative expenses on the condensed consolidated income statements.
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
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates step 2 of the current goodwill impairment test that requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The provision of this ASU is effective for years beginning after December 15, 2022 for smaller reporting companies, as defined by the SEC, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company adopted this ASU provision on January 1, 2020. As a result of the COVID-19 pandemic and its impact on the Company's projected cash flows, the Company tested goodwill for impairment at the end of the first quarter of 2020. The Company did not identify any triggering event during the third quarter of 2020. No impairments of goodwill were recorded for the three and nine months ended September 30, 2020 and 2019.
Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. As a result of the current COVID-19 pandemic, the Company evaluated whether the carrying values of the long-lived assets in certain corporate clinics were recoverable at the end of the first quarter of 2020. The Company did not identify any triggering event during the third quarter of 2020. No impairments of long-lived assets were recorded for the three and nine months ended September 30, 2020 and 2019.
Advertising Fund
The Company has established an advertising fund for national/regional marketing and advertising of services offered by its clinics. The monthly marketing fee is 2% of clinic gross sales. The Company segregates the marketing funds collected which are included in restricted cash on its condensed consolidated balance sheets. As amounts are expended from the fund, the Company recognizes a related expense.
Co-Op Marketing Funds
Some franchises have established regional Co-Ops for advertising within their local and regional markets. The Company maintains a custodial relationship under which the Co-Op Marketing Funds collected are segregated and used for the purposes specified by the Co-Ops’ officers. The Co-Op Marketing Funds are included in restricted cash on the Company’s condensed consolidated balance sheets.
Revenue Recognition
The Company generates revenue primarily through its company-owned and managed clinics, royalties, franchise fees, advertising fund, and through IT related income and computer software fees.
Revenues from Company-Owned or Managed Clinics.  The Company earns revenues from clinics that it owns and operates or manages throughout the United States.  In those states where the Company owns and operates or manages the clinic, revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing.  Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed. Any unused visits associated with monthly memberships are recognized on a month-to-month basis. The Company recognizes a contract liability related to the prepaid treatment plans for which the Company has an ongoing performance obligation. The Company recognizes this contract liability, and recognizes revenue, as the patient consumes his or her visits related to the package and the Company transfers its services. Based on a historical lag analysis and an evaluation of legal obligation by jurisdiction, the Company concluded that any remaining contract liability that exists after 12 to 24 months from transaction date will be deemed breakage. Breakage revenue is recognized only at that point, when the likelihood of the patient exercising his or her remaining rights becomes remote.
Royalties and Advertising Fund Revenue. The Company collects royalties, as stipulated in the franchise agreement, equal to 7% of gross sales and a marketing and advertising fee equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to the Company’s performance obligation under the franchise agreement and are recognized as franchisee clinic level sales occur. Royalties and marketing and advertising fees are collected semi-monthly, two working days after each sales period has ended.
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
Regional Developer Fees. During 2011, the Company established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under the historical program, regional developers paid a license fee for each franchise they received the right to develop within the region. In 2017, the program was revised to grant exclusive geographical territory and establish a minimum development obligation within that defined territory. Regional developer fees paid to the Company are non-refundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. The Company’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services provided by the Company are highly interrelated with the development of the territory and the resulting franchise licenses sold by the regional developer and as such are considered to represent a single performance obligation. In addition, regional developers receive fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of gross sales generated by franchised clinics in their exclusive geographical territory. Fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of gross sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur, which is funded by the 7% royalties collected from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements.
The Company entered into two regional developer agreements for the nine months ended September 30, 2020 for which it received approximately $541,000. These fees were deferred as of the transaction date and will be recognized as revenue ratably on a straight-line basis over the term of the regional developer agreements, which is considered to begin upon the execution of the agreements.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $674,402 and $1,931,008 for the three and nine months ended September 30, 2020, respectively. Advertising expenses were $562,516 and $1,658,428 for the three and nine months ended September 30, 2019, respectively.
Income Taxes
The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates. Deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to depreciation of property and equipment, amortization of goodwill, accounting for leases, stock-based compensation and treatment of revenue for franchise fees and regional developer fees collected. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the condensed consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of September 30, 2020 and December 31, 2019. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.
With exceptions due to the generation and utilization of net operating losses or credits, as of September 30, 2020 and December 31, 2019, the Company is no longer subject to federal and state examinations by taxing authorities for tax years before 2016 and 2015, respectively.
Earnings per Common Share

Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by giving effect to all potentially dilutive common shares including restricted stock and stock options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$1,603,959	$616,980	$2,534,491	$2,031,887

Basic weighted average common shares outstanding	14,033,535	13,846,045	13,968,635	13,798,593
Effect of dilutive securities:
Unvested restricted stock and stock options	559,572	680,493	554,694	643,610
Diluted weighted average common shares outstanding	14,593,107	14,526,538	14,523,329	14,442,203

Basic earnings per share	$0.11	$0.04	$0.18	$0.15
Diluted earnings per share	$0.11	$0.04	$0.17	$0.14
Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted average potentially dilutive securities:	2020	2019	2020	2019
Unvested restricted stock	—	—	—	—
Stock options	112,768	2,815	133,194	49,367
Stock-Based Compensation
The Company accounts for share-based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. The Company determines the estimated grant-date fair value of restricted shares using the closing price on the date of the grant and the grant-date fair value of stock options using the Black-Scholes-Merton model.
In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company recognizes compensation costs ratably over the period of service using the straight-line method. Forfeitures are estimated based on historical and forecasted turnover, which is approximately 5%.

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
Disaggregation of Revenue
The Company believes that the captions contained on the condensed consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the three and nine months ended September 30, 2020 and 2019. Other revenues primarily consist of merchant income associated with credit card transactions.
Rollforward of Contract Liabilities and Contract Assets
Changes in the Company's contract liability for deferred franchise and regional development fees during the nine months ended September 30, 2020 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2019	$15,107,276
Recognized as revenue during the nine months ended September 30, 2020	(2,199,820)
Fees received and deferred during the nine months ended September 30, 2020	2,487,944
Balance at September 30, 2020	$15,395,400
Changes in the Company's contract assets for deferred franchise and regional development costs during the nine months ended September 30, 2020 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2019	$4,392,733
Recognized as cost of revenue during the nine months ended September 30, 2020	(625,066)
Costs incurred and deferred during the nine months ended September 30, 2020	818,974
Balance at September 30, 2020	$4,586,641
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2020:

Contract liabilities expected to be recognized in	Amount
2020 (remainder)	$752,271
2021	2,882,481
2022	2,502,259
2023	2,177,666
2024	1,700,429
Thereafter	5,380,294
Total	$15,395,400

Note 3: Notes Receivable
Effective April 29, 2017, the Company entered into a regional developer agreement for certain territories in the state of Florida in exchange for $320,000, of which $187,000 was funded through a promissory note. The note bore interest at 10% per annum for 42 months and required monthly principal and interest payments over 3 years, which began on November 1, 2017 and matured on October 1, 2020. The note was secured by the regional developer rights in the respective territory.
Effective October 10, 2017, the Company entered into a regional developer agreement for certain territories in Texas, Oklahoma and Arkansas in exchange for $170,000, of which $135,688 was funded through a promissory note. The note bore interest at 10% per annum for 3 years, required monthly principal and interest payments over 3 years, and matured on October 24, 2020. The note was secured by the regional developer rights in the territory.
Effective April 26, 2019, the Company entered into a promissory note valued at $31,086. The note bears interest at 0% per annum for 3 years and requires monthly principal payments over 3 years, beginning May 15, 2019 and maturing on May 15, 2022.
The outstanding balances of the notes as of September 30, 2020 and December 31, 2019 were $31,413 and $155,810, respectively. The allowance for uncollectible amounts on the outstanding notes as of September 30, 2020, and December 31, 2019 were $21,087, and $27,086, respectively. Maturities of notes receivable as of September 30, 2020 are as follows:

Amount (gross)
2020 (remaining)	$12,727
2021	9,600
2022	9,086
Total	$31,413

Note 4: Property and Equipment
Property and equipment consist of the following:

	September 30, 2020	December 31, 2019
Office and computer equipment	$2,128,697	$1,594,364
Leasehold improvements	8,219,767	7,154,156
Software developed	1,193,007	1,193,007
Finance lease assets	282,027	80,604
	11,823,498	10,022,131
Accumulated depreciation and amortization	(6,635,220)	(5,671,366)
	5,188,278	4,350,765
Construction in progress	2,826,398	2,230,823
Property and equipment, net	$8,014,676	$6,581,588
Depreciation expense was $344,324 and $195,304 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense was $954,065 and $595,719 for the nine months ended September 30, 2020 and 2019, respectively.
Amortization expense related to finance lease assets was $18,850 and $6,169 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense related to finance lease assets was $49,024 and $18,506 for the nine months ended September 30, 2020 and 2019, respectively.

Construction in progress at September 30, 2020 and December 31, 2019 principally relate to development costs for software to be used by clinics for operations and by the Company for the management of operations.
Note 5: Fair Value Consideration
The Company’s financial instruments include cash, restricted cash, accounts receivable, notes receivable, accounts payable, accrued expenses and loan payable. The carrying amounts of its financial instruments approximate their fair value due to their short maturities.
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
As of September 30, 2020, and December 31, 2019, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
Note 6: Intangible Assets
Intangible assets consist of the following:

	As of September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$3,246,494	$(1,930,669)	$1,315,825
Customer relationships	1,255,975	(1,062,846)	193,129
Reacquired development rights	2,050,481	(1,398,491)	651,990
	$6,552,950	$(4,392,006)	$2,160,944

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$3,246,494	$(1,400,086)	$1,846,408
Customer relationships	1,255,975	(865,478)	390,497
Reacquired development rights	2,050,481	(1,067,595)	982,886
	$6,552,950	$(3,333,159)	$3,219,791

Amortization expense related to the Company’s intangible assets was $351,114 and $1,058,848 for the three and nine months ended September 30, 2020, respectively. Amortization expense related to the Company’s intangible assets was $336,899 and $694,290 for the three and nine months ended September 30, 2019, respectively.
Estimated amortization expense for 2020 and subsequent years is as follows:

Amount
2020 (remainder)	$351,115
2021	1,212,703
2022	539,750
2023	57,376
Total	$2,160,944

Note 7: Debt
Credit Agreement
On February 28, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., individually, and as Administrative Agent and Issuing Bank (“JPMorgan Chase” or the “Lender”). The Credit Agreement provides for senior secured credit facilities (the “Credit Facilities”) in the amount of $7,500,000, including a $2,000,000 revolver (the “Revolver”) and $5,500,000 development line of credit (the “Line of Credit”). The Revolver includes amounts available for letters of credit of up to $1,000,000 and an uncommitted additional amount of $2,500,000. All outstanding principal and interest on the Revolver are due on February 28, 2022. Principal and interest outstanding on the Line of Credit at the end of the first year are converted to a term loan payable in 36 monthly payments with a final maturity date of March 31, 2024. Principal amounts on the Line of Credit borrowed during the second year plus interest thereon which are outstanding at the end of the second year are converted to a second term loan payable in 36 monthly payments with a final maturity date of March 31, 2025. Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin, which is a one-, three- or six-month reserve adjusted Eurocurrency rate plus 2.00% or, at the election of the Company, an alternative base rate, plus 1.00%. The alternative base rate is the greatest of the prime rate, the Federal Reserve Bank of New York rate plus 0.50% and the one-month reserve adjusted Eurocurrency plus 1.00%. Unused portions of the Credit Facilities bear interest at a rate equal to 0.25% per annum. If the current Eurocurrency rate is no longer available or representative, the loan agreement provides a mechanism for replacing that benchmark rate. The Credit Facilities are pre-payable at any time without penalty, other than customary breakage fees, and any voluntary repayments made by the Company would reduce the future required repayment amounts.

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
On March 18, 2020, the Company drew down $2,000,000 under the Revolver as a precautionary measure in order to further strengthen its cash position and provide financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic. As of September 30, 2020, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement.
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
The Company has computed the fair value of all options granted using the Black-Scholes-Merton model during the nine months ended September 30, 2020 and 2019, using the following assumptions:

	Nine Months Ended September 30,
	2020	2019
Expected volatility	53% to 58%	35% to 55%
Expected dividends	None	None
Expected term (years)	7	7
Risk-free rate	0.42% to 1.65%	1.89% to 2.61%
The information below summarizes the stock options activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	949,245	$5.19	6.5
Granted	111,158	14.76
Exercised	(123,809)	3.97
Cancelled	—	—
Outstanding at September 30, 2020	936,594	$6.49	6.7
Exercisable at September 30, 2020	633,967	$4.68	5.9
For the three and nine months ended September 30, 2020, stock-based compensation expense for stock options was $122,922 and $398,582, respectively. For the three and nine months ended September 30, 2019, stock-based compensation expense for stock options was $110,367 and $307,017, respectively.
Restricted Stock
Restricted stocks granted to employees generally vest in four equal annual installments. Restricted stocks granted to non-employee directors vest on the earlier of (i) one year from the grant date and (ii) the date of the next annual meeting of the shareholders of the Company occurring after the date of grant.
The information below summarizes the restricted stock activity for the nine months ended September 30, 2020:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2019	38,976	$12.31
Granted	28,680	14.92
Vested	(22,061)	13.99
Cancelled	—	—
Non-vested at September 30, 2020	45,595	$13.13
For the three and nine months ended September 30, 2020, stock-based compensation expense for restricted stock was $89,312 and $280,124, respectively. For the three and nine months ended September 30, 2019, stock-based compensation expense for restricted stock was $75,653 and $229,727, respectively.
Note 9: Income Taxes
During the three and nine months ended September 30, 2020 Company recorded income tax expense of $75,730 and $127,551, respectively. During the three and nine months ended September 30, 2019, the Company recorded income tax expense of $6,702 and $15,597, respectively. The Company’s effective tax rate differs from the federal statutory tax rate due to permanent differences, state taxes and changes in the valuation allowance.
The CARES Act was signed into law on March 27, 2020, which, may benefit the Company. The Company will continue to assess the income tax effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.

Note 10: Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the three and nine months ended September 30, 2020 and 2019:

	Line Item in the Company’s Consolidated Income Statements	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Finance lease costs:
Amortization of assets	Depreciation and amortization	$18,850	$6,169	$49,024	$18,506
Interest on lease liabilities	Other expense, net	3,066	1,642	8,779	5,331
Total finance lease costs		21,916	7,811	57,803	23,837
Operating lease costs	General and administrative expenses	891,603	855,962	2,659,569	2,292,191
Total lease costs		$913,519	$863,773	$2,717,372	$2,316,028
Supplemental information and balance sheet location related to leases is as follows:

	September 30, 2020	December 31, 2019
Operating Leases:
Operating lease right-of -use asset	$11,555,086	$12,486,672
Operating lease liability - current portion	$2,756,838	$2,313,109
Operating lease liability - net of current portion	10,798,802	11,901,040
Total operating lease liability	$13,555,640	$14,214,149
Finance Leases:
Property and equipment, at cost	$282,027	$80,604
Less accumulated amortization	(73,698)	(24,675)
Property and equipment, net	$208,329	$55,929
Finance lease liability - current portion	69,380	24,253
Finance lease liability - net of current portion	150,524	34,398
Total finance lease liabilities	$219,904	$58,651
Weighted average remaining lease term (in years):
Operating leases	4.8	5.4
Finance lease	4.2	2.3
Weighted average discount rate:
Operating leases	8.5%	8.7%
Finance leases	5.4%	10.0%
Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,517,613	$2,233,149
Operating cash flows from finance leases	8,779	5,331
Financing cash flows from finance leases	40,168	16,259

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$919,607	$4,501,092
Finance lease	201,423	80,604
Maturities of lease liabilities as of September 30, 2020 are as follows:

	Operating Leases	Finance Lease
2020 (remainder)	$943,468	$19,725
2021	3,768,378	78,900
2022	3,652,919	48,975
2023	2,950,447	27,600
2024	2,332,736	27,600
Thereafter	2,860,814	39,100
Total lease payments	$16,508,762	$241,900
Less: Imputed interest	(2,953,122)	(21,996)
Total lease obligations	13,555,640	219,904
Less: Current obligations	(2,756,838)	(69,380)
Long-term lease obligation	$10,798,802	$150,524
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
The Company has two operating business segments and one non-operating business segment. The Corporate Clinics segment is composed of the operating activities of the company-owned or managed clinics. As of September 30, 2020, the Company operated or managed 63 clinics under this segment. The Franchise Operations segment is composed of the operating activities of the franchise business unit. As of September 30, 2020, the franchise system consisted of 497 clinics in operation. The Corporate segment is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. The Corporate segment also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by the Corporate segment are allocated to the operating segments.
The tables below present financial information for the Company’s two operating business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2020	2019	2020	2019
Corporate clinics	$8,403,844	$6,829,576	$22,554,946	$18,245,940
Franchise operations	7,006,709	5,896,801	19,089,886	16,329,792
Total revenues	$15,410,553	$12,726,377	$41,644,832	$34,575,732

Depreciation and amortization:
Corporate clinics	636,734	489,623	1,828,643	1,155,779
Franchise operations	342	342	1,027	799
Corporate administration	77,212	48,407	232,267	151,937
Total depreciation and amortization	$714,288	$538,372	$2,061,937	$1,308,515

Segment operating income:
Corporate clinics	$1,313,717	$821,228	$2,662,643	$2,225,252
Franchise operations	3,404,723	2,874,609	8,778,537	7,894,934
Total segment operating income	$4,718,440	$3,695,837	$11,441,180	$10,120,186

Reconciliation of total segment operating income to consolidated earnings before income taxes:

Total segment operating income	$4,718,440	$3,695,837	$11,441,180	$10,120,186
Unallocated corporate	(3,013,084)	(3,055,458)	(8,723,890)	(8,048,531)
Consolidated income from operations	1,705,356	640,379	2,717,290	2,071,655
Bargain purchase gain	—	—	—	19,298
Other expense, net	(25,667)	(16,697)	(55,248)	(43,469)
Income before income tax expense	$1,679,689	$623,682	$2,662,042	$2,047,484

Segment assets:	September 30, 2020	December 31, 2019
Corporate clinics	$23,294,320	$25,389,147
Franchise operations	8,502,811	7,466,629
Total segment assets	31,797,131	32,855,776

Unallocated cash and cash equivalents and restricted cash	18,445,926	8,641,877
Unallocated property and equipment	1,122,063	996,385
Other unallocated assets	687,691	1,211,629
Total assets	$52,052,811	$43,705,667
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

Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risks and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Form 10-Q that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•major public health concerns, including the outbreak of epidemic or pandemic contagious disease, may adversely affect revenue at our clinics and disrupt financial markets, adversely affecting our stock price; in the case of COVID-19, our revenue and stock price have been adversely affected and may continue to be adversely affected;
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
•we have limited experience operating company-owned or managed clinics in those geographic areas where we currently have few or no clinics, and we may not be able to duplicate the success of some of our franchisees;
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

•increases in the number of franchisee acquisitions that we make could disrupt our business and harm our financial condition;
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
•negative publicity or damage to our reputation, which could arise from concerns expressed by opponents of chiropractic and by chiropractors operating under traditional service models, could adversely impact our operations and financial position;
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
We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry through the rapid and focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad. We saw over 585,000 new patients in 2019, an increase of 26% from our new patient count in 2018, with approximately 26% of those new patients visiting a chiropractor for the first time. We are not only increasing our percentage of market share, but expanding the chiropractic market.
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
Key Clinic Development Trends. As of September 30, 2020, we and our franchisees operated 560 clinics, of which 497 were operated by franchisees and 63 were operated as company-owned or managed clinics. Of the 63 company-owned or managed clinics, 23 were constructed and developed by us, and 40 were acquired from franchisees.

Our strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy, and continue to expand our corporate clinic portfolio within clustered locations. The number of franchise licenses sold for the year ended December 31, 2019 increased to 126, up from 99 and 37 licenses for the years ended December 31, 2018 and 2017, respectively. We ended the first nine months of 2020 with 23 regional developers who were responsible for 80% of the 65 licenses sold during the period. The growth reflects the power of the regional developer program to accelerate the number of licenses sold, and clinics eventually opened, across the country.
In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics and opening of greenfield clinics. We will seek to open new clinics or acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. During the nine months ended September 30, 2020, we opened three greenfield clinics, and as of September 30, 2020, we had letters-of-intent in place to open 13 additional greenfield clinics.
We believe that The Joint has a compelling concept, supported by our performance during the pandemic, which is both a causal factor and a beneficiary of fundamental changes taking place in the manner in which Americans access chiropractic care and their growing interest in seeking effective, affordable natural solutions for general wellness. These trends join with the strong preference we have seen among chiropractic doctors to reject the insurance-based model, which benefits consumers and service providers alike. We believe that these forces create an important opportunity to accelerate the growth of our network.

COVID-19 Pandemic Update

The COVID-19 pandemic has had a significant impact on our business, financial condition, cash flows and results of operations in 2020. Virus-related concerns, temporary clinic closures and government-imposed restrictions resulted in reduced patient traffic and spending trends and in membership freezes and cancellations in our clinics during the second quarter of 2020. This negative impact on our franchisees’ clinics has also negatively impacted our royalty and advertising fee revenue.

Approximately 10% of our system-wide clinics were closed during April, with some clinics beginning to reopen in May. Approximately 99% of our clinics have reopened as of the date of this report, although some are operating on reduced hours. Our corporate clinics and headquarters have been able to operate without any furloughs or lay-offs as we implemented enhanced sanitary measures to ensure patient and employee safety. Our new sanitary and safety measures include cleaning of instruments between each patient use, removal of non-essential items, physical distancing, and masks for all Joint staff.

Due to the government-imposed restrictions, our results of operations were most negatively impacted during the month of April. In order to rebuild, we launched two of the three phases of our summer promotional activity during the second quarter of 2020, which included incentives to unfreeze wellness plan memberships and a new patient free trial offer during the month of June. During the third quarter, we launched the third and final phase of our COVID-19 recovery promotion, which was aimed at lapsed patients and former plan members. Our summer promotion, coupled with the easing of government restrictions, have resulted in improvement in most of our key metrics including gross sales, Comp Sales, patient traffic, and new patient conversion rate. In addition, the attrition rate among existing patients has remained relatively stable during the second and the third quarter.

Despite improvements during the second and the third quarter, significant uncertainty remains about the duration and extent of the impact on our business of the COVID-19 pandemic. Our first half of 2020 revenue and earnings were negatively impacted compared to our pre-COVID-19 pandemic expectations, and the pandemic may have a negative impact on our revenue and net income for the remainder of 2020. Even as government restrictions are lifted and clinics reopen, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect patient behavior and spending levels, and could result in reduced visits and patient spending trends that adversely impact our financial position and results of operations. In addition, the impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, including whether there is a “third wave” or other additional significant increases in the number or severity of cases in future periods, and actions taken to contain its spread and mitigate its public health effects.

As a result of the COVID-19 pandemic, we took, or continue to take, the following steps to preserve liquidity and ensure the Company’s financial flexibility:

•Drew down the $2 million of our revolving credit facility with J.P. Morgan Chase Bank, N.A. in March, noting we had an additional $5.5 million under a developmental line of credit with those funds unavailable for general corporate purposes.

•Secured $2.7 million loan under CARES Act Paycheck Protection Program in April, bringing total unrestricted cash to $18.3 million as of September 30, 2020.

•Continued review of discretionary operating expenses and potential deferment of certain capital expenditures and hiring.

Other Significant Events and/or Recent Developments
For the three months ended September 30, 2020:
•System-wide sales for all clinics open for any amount of time grew 21%.
•Comp Sales of clinics that have been open for at least 13 full months increased 12%.

•Comp Sales for mature clinics open 48 months or more increased 7%.

For the nine months ended September 30, 2020:

•System-wide sales for all clinics open for any amount of time grew 16% to $182.4 million.

•49 new franchised clinics and three company-owned or managed greenfields were opened and five franchised clinics were closed, for a total of 560 units.

During the first quarter of 2020, we entered into a regional development agreement for the states of Iowa, Nebraska, South Dakota and the county of Rock Island in the state of Illinois for which we received approximately $201,000. The agreement requires the opening of a minimum of 18 clinics over a seven-year period. During the third quarter of 2020, we entered into a regional development agreement for the state of Wisconsin and the remaining available territories within the state of Illinois for which we received approximately $340,000. The agreement requires the opening of a minimum of 19 clinics over a ten-year period.
For the nine months ended September 30, 2020, we constructed and developed three new company-owned or managed clinics.

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

Significant Accounting Polices and Estimates
There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2020 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019, except as outlined in Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report as it relates to goodwill impairment under ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,".

Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues - three months ended September 30, 2020 compared with three months ended September 30, 2019
Components of revenues were as follows:

	Three Months Ended September 30,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues from company-owned or managed clinics	$8,403,844	$6,829,576	$1,574,268	23.1%
Royalty fees	4,170,692	3,447,270	723,422	21.0%
Franchise fees	519,131	541,339	(22,208)	(4.1)%
Advertising fund revenue	1,187,666	978,209	209,457	21.4%
IT related income and software fees	688,046	514,350	173,696	33.8%
Regional developer fees	222,908	210,233	12,675	6.0%
Other revenues	218,266	205,400	12,866	6.3%
Total revenues	$15,410,553	$12,726,377	$2,684,176	21.1%
Consolidated Results
•Total revenues increased by $2.7 million, primarily due to the continued expansion of our company-owned or managed clinics portfolio and our franchise base.
Corporate Clinics
•Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of our company-owned or managed clinics portfolio.
Franchise Operations

•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of September 30, 2020 and 2019, there were 497 and 430 franchised clinics in operation, respectively.
•Franchise fees decreased from the prior year period as the prior year period included the impact of two clinic closures and three franchise agreement terminations, which accelerated the recognition of franchise fee revenue for the period.
•IT related income and software fees revenue increased due to an increase in our franchise clinic base and the related revenue recognition over the term of the franchise agreement.
Total Revenues - nine months ended September 30, 2020 compared with nine months ended September 30, 2019
Components of revenues were as follows:

	Nine Months Ended September 30,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues from company-owned or managed clinics	$22,554,946	$18,245,940	$4,309,006	23.6%
Royalty fees	11,157,575	9,737,616	1,419,959	14.6%
Franchise fees	1,555,846	1,405,678	150,168	10.7%
Advertising fund revenue	3,176,080	2,797,576	378,504	13.5%
IT related income and software fees	1,964,968	1,256,711	708,257	56.4%
Regional developer fees	643,974	594,615	49,359	8.3%
Other revenues	591,443	537,596	53,847	10.0%
Total revenues	$41,644,832	$34,575,732	$7,069,100	20.4%
Consolidated Results
•Total revenues increased by $7.1 million, primarily due to the continued revenue growth and expansion of our company-owned or managed clinics portfolio and continued expansion and revenue growth of our franchise base, which was partially offset by the negative impact of the pandemic during the second quarter.
Corporate Clinics
•Revenues from company-owned or managed clinics increased, primarily due to improved same-store growth, as well as the expansion of our corporate-owned or managed clinics portfolio, which was partially offset by the negative impact of the pandemic during the second quarter.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. These increases were partially offset by the sales decline in the existing franchised clinics due to the pandemic during the second quarter. As of September 30, 2020 and 2019, there were 497 and 430 franchised clinics in operation, respectively.
•Franchise fees increased due to the sale of additional franchise licenses and the related revenue recognition over the term of the franchise agreement.
•IT related income and software fees revenue increased due to an increase in our franchise clinic base and the related revenue recognition over the term of the franchise agreement.

Cost of Revenues	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	1,712,246	1,426,869	$285,377	20.0%
Nine Months Ended September 30,	4,566,042	3,931,958	634,084	16.1%
For the three months ended September 30, 2020, as compared with the prior year period, the total cost of revenues increased primarily due to an increase in regional developer royalties of $0.3 million, which is in line with an increase in franchise royalty revenues of 21.0%, coupled with a larger portion of our franchise base operating in regional developer territories. For the nine months ended September 30, 2020, as compared with the prior year period, the total cost of revenues increased primarily due to an increase in regional developer royalties of $0.6 million, which is in line with an increase in franchise royalty revenues of 14.6%, coupled with a larger portion of our franchise base operating in regional developer territories.
Selling and Marketing Expenses

Selling and Marketing Expenses	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	1,845,601	1,793,229	$52,372	2.9%
Nine Months Ended September 30,	5,684,556	5,068,585	615,971	12.2%
For the three months ended September 30, 2020, as compared with the prior year period, the increase in the selling and marketing expenses was minimal, due to the timing of marketing expenses expenditures. Selling and marketing expenses increased for the nine months ended September 30, 2020, as compared with the prior year period, driven by an increase in advertising fund expenditures from a larger franchise base and an increase in local marketing expenditures by the company-owned or managed clinics in the first quarter.
Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	714,288	538,372	$175,916	32.7%
Nine Months Ended September 30,	2,061,937	1,308,515	753,422	57.6%
Depreciation and amortization expenses increased for the three and nine months ended September 30, 2020, as compared to the prior year periods, primarily due to the amortization of intangibles related to the 2019 acquisitions, coupled with depreciation expenses associated with the expansion of our corporate-owned or managed clinics portfolio in 2019.
General and Administrative Expenses

General and Administrative Expenses	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	9,433,062	8,297,680	$1,135,382	13.7%
Nine Months Ended September 30,	26,668,420	22,078,244	4,590,176	20.8%
General and administrative expenses increased during the three and nine months ended September 30, 2020 compared to the prior year periods, primarily due to an increase in payroll and related expenses to support continued clinic count and revenue growth. As a percentage of revenue, general and administrative expenses during the three and nine months ended September 30, 2020 were 61% and 64%, respectively, compared with the three and nine months ended September 30, 2019 of 65% and 64%, respectively. General and administrative expenses as a percentage of revenue were relatively flat during the current year period primarily due to lower than anticipated revenue growth in the month of March and the second quarter of 2020 due to the pandemic, which was mostly offset by the revenue growth during the third quarter of 2020. Despite the negative impact of the pandemic on our pre-COVID-19 revenue growth expectations, we continued to operate our corporate clinics and headquarters without any furloughs or lay-offs while working to increase sanitary measures to ensure patient and employee safety.

Income from Operations - Three Months Ended September 30, 2020

Income from Operations	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	1,705,356	640,379	$1,064,977	166.3%
Consolidated Results
Consolidated income from operations increased by $1.1 million for the three months ended September 30, 2020 compared to the prior year period, primarily due to the improved operating income in both the corporate clinics and the franchise operations segments discussed below.
Corporate Clinics
Our corporate clinics segment had income from operations of $1,313,717 for the three months ended September 30, 2020, an increase of $0.5 million compared to income from operations of $821,228 for the prior year period. This was primarily due to:
•An increase in revenues of $1.6 million from company-owned or managed clinics; partially offset by
•A $1.1 million increase in operating expenses, primarily in general and administrative expenses. The increase in general and administrative expenses was primarily driven by an increase in payroll-related expenses due to a higher head count.
Franchise Operations
Our franchise operations segment had income from operations of $3.4 million for the three months ended September 30, 2020, an increase of $0.5 million, compared to net income from operations of $2.9 million for the prior year period. This increase was primarily due to:
•An increase of $1.1 million in total revenues; partially offset by
•An increase of $0.3 million in cost of revenues primarily due to an increase in regional developer royalties and an increase of $0.3 million in operating expenses, primarily due to an increase in payroll-related expenses due to a higher head count.
Unallocated Corporate
Unallocated corporate expenses for the three months ended September 30, 2020 were relatively flat compared with the prior year period due to cost containment efforts.
Income from Operations - Nine months ended September 30, 2020

Income from Operations	2020	2019	Change from Prior Year	Percent Change from Prior Year

Nine Months Ended September 30,	2,717,290	2,071,655	$645,635	31.2%
Consolidated Results
Consolidated income from operations increased by $0.6 million for the nine months ended September 30, 2020 compared to the prior year period, primarily due to the improved operating income in both the corporate clinics and the franchise operations segments, partially offset by increased expenses in the unallocated corporate segment discussed below.
Corporate Clinics
Our corporate clinics segment had income from operations of $2,662,643 for the nine months ended September 30, 2020, an increase of $0.4 million compared to income from operations of $2,225,252 for the prior year period. This was primarily due to:

•An increase in revenues of $4.3 million from company-owned or managed clinics; partially offset by
•A $3.9 million increase in operating expenses, primarily in general and administrative expenses. The increase in general and administrative expenses was primarily driven by an increase in payroll-related expenses due to a higher head count.
Franchise Operations
Our franchise operations segment had income from operations of $8.8 million for the nine months ended September 30, 2020, an increase of $0.9 million, compared to net income from operations of $7.9 million for the prior year period. This increase was primarily due to:
•An increase of $2.8 million in total revenues; partially offset by
•An increase of $0.7 million in cost of revenues primarily due to an increase in regional developer royalties and an increase of $1.2 million in operating expenses, primarily due to an increase in payroll-related expenses due to a higher head count, as well as due to an increase in selling and marketing expenses resulting from larger number of franchises.
Unallocated Corporate
Unallocated corporate expenses for the nine months ended September 30, 2020 increased by $0.7 million compared to the prior year period, primarily due to higher payroll and legal related expenses, as well as IT expenses.

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2020, we had unrestricted cash and short-term bank deposits of $18.3 million. Cash flow from operating activities in the nine months ended September 30, 2020 was $6.9 million. In February 2020, we executed a line of credit agreement, which provides a credit facility of up to $7.5 million, including a $2.0 million revolver and $5.5 million development line of credit. On March 18, 2020, we drew down $2.0 million under the credit agreement as a precautionary measure in order to further strengthen our cash position and provide financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic. In addition, on April 10, 2020, we received a loan in the amount of approximately $2.7 million from JPMorgan Chase Bank, N.A., pursuant to the Paycheck Protection Program (“PPP”).

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

In addition to $18.3 million of unrestricted cash on hand as of September 30, 2020, our principal sources of liquidity are expected to be cash flows from operations and proceeds from the credit facility, debt financings or equity issuances, and/or proceeds from the sale of assets. We expect our available cash and cash flows from operations and the credit facility to be sufficient to fund our short-term working capital requirements. In addition, we believe we will be able to fund future liquidity and capital requirements through cash flows generated from operating activities for a period of at least twelve months from the date our financial statements are issued. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. From time to time, we consider and evaluate transactions related to our portfolio and capital structure including debt financings, equity issuances, purchases and sales of assets, and other transactions. Due to the COVID-19 pandemic, the levels of our cash flows from operations for 2020 may be impacted. There can be no assurance that we will be able generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.

Analysis of Cash Flows
Net cash provided by operating activities increased by $2.2 million to $6.9 million for the nine months ended September 30, 2020, compared to $4.7 million for the nine months ended September 30, 2019. The increase was primarily attributable to: (i) the collection of tenant leasehold improvement allowance of $0.7 million, (ii) an increase in revenue over the prior year period, (iii), impacts of cost containment initiatives, and (iv) the sale of one regional developer agreement for which we received approximately $0.5 million, which were partially offset by an increase in general and administrative expenses over the prior year period.
Net cash used in investing activities was $2.2 million for the nine months ended September 30, 2020, compared to $6.0 million for the nine months ended 2019. For the nine months ended September 30, 2020, this included purchases of property and equipment of $2.3 million. For the nine months ended September 30, 2019, this included acquisitions of $3.1 million, purchases of property and equipment of $2.3 million, and reacquisition and termination of regional developer rights of $0.7 million.
Net cash provided by financing activities was $5.1 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, this included proceeds from: (i) the credit facility, net of related fees of $1.9 million, (ii) the loan under the CARES Act Paycheck Protection Program of $2.7 million, and (iii) the exercise of stock options of $0.5 million. For the nine months ended September 30, 2019, this included proceeds from the exercise of stock options of $0.5 million and repayments on notes payable of $0.1 million.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements
During the nine months ended September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our management has concluded the disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting that was disclosed in our Form 10-K for the year ended December 31, 2019.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, employees at our corporate headquarters began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal control over financial reporting. We will continue to monitor the impact of COVID-19 on our internal control over financial reporting.

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

The CARES Act and the PPP provide a mechanism for a borrower to apply for forgiveness of up to the full amount of the PPP Loan. The amount of the Company’s loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including (i) that the Company uses the amount of loan proceeds during an 8-week period after loan disbursement only for eligible payroll costs, rent, and utilities, (ii) that the Company uses at least 60% of the loan amount for eligible payroll costs, (iii) that the Company maintains or rehires employees and maintains salaries at certain levels and (iv) other factors. The Company intends to elect the aforementioned 8-week period after loan disbursement for use of the loan proceeds, as permitted for loans that were received prior to June 5, 2020, in lieu of the 24-week period otherwise applicable. Although we currently intend to apply for Loan forgiveness, there is no assurance that we will do so, or if we do so apply, that we will be granted forgiveness of some or all of the amount of the PPP Loan. After the CARES Act was passed and we applied for and obtained the PPP Loan, the SBA issued new guidance that, among other things, questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP and be able to make the required certification that current economic uncertainty makes the loan request necessary to support the ongoing operations of the applicant. Subsequently, the Department of the Treasury and the SBA issued guidance that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness and that all PPP loans in excess of $2 million, and other PPP loans as appropriate, will be subject to review by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return the full amount of the PPP Loan, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

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

A substantial portion of our revenues comes from royalties generated by our franchised clinics, which royalties are based on the revenues generated by those clinics. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of September 30, 2020, we had franchisees operating or managing 497 clinics. We are reliant on the performance of our franchisees in successfully opening and operating their clinics and paying royalties and other fees to us on a timely basis. Our franchise system subjects us to a number of risks as described here and in the next four risk factors. These risks include a significant decline in our franchisees’ revenue, which has occurred as a result of the current COVID-19 pandemic. Furthermore, we have taken actions to support our franchisees experiencing challenges during the COVID-19 pandemic, further reducing our royalty revenues and other fees from franchisees. These actions include a waiver of the minimum royalty requirement for the remainder of 2020, and for franchised clinics closed 16 days or more in a given month, a waiver of the monthly software fee for use of our proprietary or selected chiropractic or customer relationship management software, computer support and internet services support. We also have waived the minimum required expenditure for local advertising, promotion and marketing during the second quarter of 2020, an action which negatively impacts our franchisees and us by reducing the visibility of “The Joint” brand in the marketplace. We may need to expand or extend these accommodations to franchisees, further reducing our revenues from franchised clinics. These accommodations, the decline in our franchisees’ revenue and the occurrence of any of the other events described here and in the next four risk factors could impact our ability to collect royalty payments from our franchisees, harm the goodwill associated with our brand, and materially adversely affect our business and results of operations. Please refer to our risk factors in Item 1A of Part I of our Form 10-K for the year ended December 31, 2019 for the next four risk factors related to our franchise system.

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

The disclosures in the risk factor under the heading “State regulations on corporate practice of chiropractic” have been updated below with regard to the State of Washington:

In February 2020, the State of Washington Chiropractic Quality Assurance Commission delivered notices that it was investigating complaints made against three chiropractors who own clinics, or are (or were) employed by clinics, in Washington for which our franchisees provide management services. The notices contained allegations of fee-splitting, specifically targeting a provision in our Franchise Disclosure Document providing for the payment of royalty fees based on revenue derived from the furnishing of chiropractic care. The notices appear to question our business model. The Commission posed a number of questions to the chiropractors and requested documentation describing the fee structure and related matters. All three chiropractors have responded to the Commission. The investigations initiated by the Commission are in the early stages, and we are not yet aware of the full extent of the Commission’s concerns. As these investigations proceed, we are assisting, and will continue to assist, the chiropractors in working toward a resolution.

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

Since then, in January 2020, the Department of Labor (or “DOL”) issued a final rule narrowing the meaning of “joint employer” under the FLSA, although in September 2020, much of the new rule relating to “joint employer” status was vacated by the United States District Court for the Southern District of New York in a lawsuit brought by various state attorneys general. There is uncertainty as to whether the scope of the decision extends beyond the Southern District of New York, and an appeal of the decision is likely. In addition, McDonald’s Corporation in the aforementioned NLRB action was not required to admit liability or joint-employer status in a settlement that was accepted in a September 2020 filing by the NLRB’s legal counsel. Consistent with the DOL’s rule, the NLRB issued a final rule in February 2020, narrowing the meaning of “joint employer” in the collective bargaining context. As happened in the case of the DOL rule, it is expected that the final NLRB rule will be challenged in court, given that it conflicts with a December 2018 decision of the U.S. Court of Appeals for the D.C. Circuit, which partially upheld the 2015 Browning-Ferris expansive definition of “joint employer.”

The district court’s rejection of the new DOL rule narrowing the meaning of “joint employer,” unless overturned on appeal, or the replacement of the new DOL rule with a more expansive definition of “joint employer” in a stricter regulatory climate means that we could have responsibility for damages, reinstatement, back pay and penalties in connection with labor law violations by our franchisees over whom we have limited control. This could have a material adverse effect on our financial condition and results of operations. Similarly, a rollback of the NLRB rule could make it easier for our franchisees’ employees to organize into unions, require us to participate in collective bargaining with those employees, provide those employees and their union representatives with bargaining power to request that we have our franchisees raise wages, and make it more expensive and less profitable to operate a franchised clinic. Additionally, notwithstanding the narrowing of the meaning of “joint employer” under the FLSA and collective bargaining rules, the test for joint employer status may be different under other federal laws and under state laws.

California adopted Assembly Bill 5, or AB-5, which took effect on January 1, 2020. This legislation codifies the standard established in a California Supreme Court case (Dynamex Operations West v. Superior Court) for determining whether workers should be classified as employees or independent contractors, with a strict test that puts the burden of proof on employers to establish that workers are not employees. The law is aimed at the so-called “gig economy” where workers in many industries, particularly ride-sharing industries, are treated as independent contractors, rather than employees, and lack the protections of wage and hour laws. AB-5 is not a franchise-specific law and does not address joint employer liability; however, a significant concern exists in the franchise industry that an expansive interpretation of AB-5 could be used to hold franchisors jointly liable for the labor law violations of its franchisees. Courts addressing this issue have come to differing conclusions. Two different panels of the U.S. Circuit Court of Appeals for the Ninth Circuit, in applying California law, reached contradictory conclusions, with one panel implicitly concluding that the Dynamex standard was applicable to joint liability claims in the franchise industry and a second panel later concluding in December 2019 that it was not applicable. In February 2020, in reviewing the case decided by the first panel, the

California Supreme Court denied requests to consider whether the Dynamex standard applies to joint liability claims. It remains uncertain as to how the joint employer issue will ultimately be resolved. AB-5 also has been the subject of other court challenges and a California ballot initiative, which would modify its application with respect to app-based drivers only.

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

The disclosures in the risk factor under the heading “We conduct business in a heavily regulated industry and, if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations” have been updated below, including a disclosure addressing a state court decision limiting the scope of chiropractic practice in Texas.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our chiropractors, patients, franchise owners (and their contractual relationships) and vendors, our marketing activities and other aspects of our operations. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status or exclusion from government healthcare programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes open to multiple interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our managements’ attention from the operation of our business.
The chiropractors who work in our system are also subject to ethical guidelines and operating standards of professional and trade associations and private accreditation agencies. Compliance with these guidelines and standards is often required by our contracts with our chiropractors, patients and franchise owners (and their contractual relationships) or to maintain our reputation. The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. New or changed healthcare laws, regulations or standards may materially and adversely affect our business. In addition, a review of our business by judicial, law enforcement, regulatory or accreditation authorities could result in a determination that could adversely affect our operations.
In Texas, the state appellate court upheld a 2016 decision by a Texas district court in favor of the Texas Medical Association against the Texas Board of Chiropractic Examiners. The district court ruled that Texas chiropractors are prohibited from the diagnosis and treatment of all conditions that are considered “neurological.” It is possible that any such prohibition could reduce the number of conditions that are customarily treated in mainstream chiropractic offices in Texas, including in our affiliated clinics, although we believe this outcome to be unlikely. The Texas district court decision is currently under review by the Texas Supreme Court, and a ruling by the Texas Supreme Court upholding the lower court’s broader prohibitions could materially and adversely impact our revenue in Texas if such prohibitions were to be interpreted and implemented by Texas regulatory authorities in the broadest possible manner.

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

101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith
** Furnished herewith, not filed

THE JOINT CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE JOINT CORP.

Dated: November 6, 2020	By:	/s/ Peter D. Holt
Peter D. Holt President and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2020	By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer)