Form 10-K
period 2020-12-31
JOINT Corp
filed 2021-03-05
CIK 1612630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $205.8 million as of June 30, 2020 based on the closing sales price of the common stock on the NASDAQ Capital Market.
There were 14,139,891 shares of the registrant’s common stock outstanding as of March 1, 2021.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement relating to its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference in Part III of this Form 10-K.

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

•administrative actions and rulings regarding the corporate practice of chiropractic and joint employer responsibility may jeopardize our business model;

•negative publicity or damage to our reputation, which could arise from concerns expressed by opponents of chiropractic and by chiropractors operating under traditional service models, could adversely impact our operations and financial position;

•our security systems may be breached, and we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain patients; and

•legislation, regulations, as well as new medical procedures and techniques, could reduce or eliminate our competitive advantages.
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
Since acquiring the predecessor to our company in March 2010, we have grown our enterprise from eight to 579 clinics in operation as of December 31, 2020, with an additional 212 franchise licenses sold but not yet developed across our network, and 41 letters-of-intent for future clinic licenses. As of December 31, 2020, 515 of our clinics were operated or managed by franchisees and 64 clinics were operated as company-owned or managed clinics. In the year ended December 31, 2020, our system registered approximately 8.3 million patient visits and generated system-wide sales of $260 million. Our future growth strategy remains focused on accelerating the development of our franchise base through the sale of additional franchises and through a robust regional developer network. In 2021, we plan to continue our acceleration of the expansion of our company-owned or managed portfolio through the opportunistic acquisition of select operating clinics in addition to the development of new clinics. We collect a royalty of 7.0% of revenues from franchised clinics. We remit a 3.0% royalty to our regional developers on the gross sales of franchises opened within certain regional developer protected territories. We also collect a national marketing fee of 2.0% of gross sales of all franchised clinics. We receive a franchise sales fee of $39,900 for each franchise we sell directly. For each franchise sold through our network of regional developers, the regional developer typically receives up to 50% of the respective franchise fee. If a franchisee purchases additional franchise licenses, the initial franchise fee is reduced by $10,000 per additional license.
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
We deliver convenient, appointment-free chiropractic adjustments in an inviting, open bay environment at prices that are approximately 52% lower than the average industry cost for comparable procedures offered by traditional chiropractors, according to 2020 industry data from Chiropractic Economics. In support of our mission to offer quality, affordable and convenient care to our patients, our clinics offer a variety of customizable membership and wellness treatment plans which provide additional value pricing even as compared with our single-visit pricing schedules. These flexible plans are designed to attract patients and encourage repeat visits and routine usage as part of an overall health and wellness program.

As of December 31, 2020, we had 579 franchised or company-owned or managed clinics in operation in 33 states. The map below shows the states in which we or our franchisees operate clinics and the number of clinics open in each state as of December 31, 2020.

WA 8
OR 8
ID 2
CA 53
CA 44
NV 15
UT 17
AZ 23
AZ 13
CO 28
NM 3
MN 9
NE 1
KS 3
OK 5
TX 112
MO 11
AR 3
LA 7
WI 4
IL 17
IN 3
OH 10
TN 18
AL 4
GA 2
GA 41
SC 2
SC 17
NC 30
VA 8
PA 3
NY 1
NJ 4
MD 5
NH 2
FL 43
Regional Developer (RD) Present
No Regional Developer (RD) Present
515 Franchise Clinics
64 Corporate Owned/Managed Clinics

As of 12/31/2020 | © 2021 The Joint Corp. All Rights Reserved.

Our retail locations have been selected to be visible, accessible and convenient. We offer a welcoming, consumer-friendly experience that attempts to redefine the chiropractic doctor/patient relationship. Our clinics are open longer hours than many of our competitors, including weekend days, and our patients do not need appointments. We accept cash or major credit cards in return for our services. We do not accept insurance and do not provide Medicare covered services. We believe that our approach, especially our commitment to affordable pricing and our ready service delivery model, will attract existing consumers of chiropractic services and will also appeal to the growing market of consumers who seek alternative or non-invasive wellness care, but have not yet tried chiropractic. According to our patient survey conducted in early 2021 by WestGroup Research, 27% of our new patients had never tried chiropractic care before they came to The Joint. This represents an increase from 26% of patients new to chiropractic in the same survey conducted in 2019, 22% in 2017, 21% in 2016, and 16% in 2013, demonstrating our continued impact on the chiropractic market and offering validation to our thesis that we are actually expanding the overall market for chiropractic.
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
Our consumer-focused service model targets the non-acute treatment market, which is part of the $16 billion chiropractic services market, according to IBIS market research report in April 2020. As our model does not focus on the treatment of severe or acute injury, we do not provide expensive and invasive diagnostic tools such as MRIs and X-rays. Instead we refer those with severe or acute symptoms to alternate healthcare providers, including traditional chiropractors.

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
The chiropractic industry in the United States is large and highly fragmented. The Bureau of Labor Statistics estimates that $90 billion is spent on back pain each year in the U.S. According to a report issued by IBIS World Chiropractors Market Research in April 2020, expenditures for chiropractic services in the U.S. are $16 billion annually. The United States Bureau of Labor Statistics expects employment in chiropractic to grow steadily. Some of the factors that the Bureau of Labor Statistics identified as driving this growth are healthcare cost pressures, an aging population requiring more health care and technological advances, all of which are expected to increasingly shift services from inpatient facilities and hospitals to outpatient settings. We believe that the demand for our chiropractic services will continue to grow as a result of several additional drivers, such as the growing recognition of the benefits of regular maintenance therapy coupled with an increasing awareness of the convenience of our service and of our pricing at a significant discount to the cost of traditional chiropractic adjustments and, in most cases, at or below the level of insurance co-payment amounts.
Today, most chiropractic services are provided by sole practitioners, generally in medical office settings. The chiropractic industry differs from the broader healthcare services industry in that it is more heavily consumer-driven, market-responsive and price sensitive, in large measure a result of many treatment options falling outside the bounds of traditional insurance reimbursable services and fee schedules. According to the IBIS market research report in April 2020, the four largest industry companies were each expected to generate less than 1.0% of total industry revenue in 2020. We believe these characteristics are evidence of an underserved market with potential consumer demand that is favorable for an efficient, low-cost, consumer-oriented provider.
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
We attracted an average of 1,086 new patients per clinic (for all clinics open for the full twelve months of 2020) during the year ended December 31, 2020, as compared to the 2020 chiropractic industry average of 333 new patients per year for traditional insurance-based non-multidisciplinary or integrated practices, according to a 2020 Chiropractic Economics survey.
Quality, Empathetic Service.  Across our system we have a community of approximately 1,675 fully licensed chiropractic doctors, who performed approximately 8.3 million adjustments last year alone. Our doctors provide personal and intuitive patient care focused on pain relief and ongoing wellness to promote healthy, active lifestyles. We provide our doctors one-on-one training, as well as ongoing coaching and mentoring. Our doctors continually refine their skills, as our clinics see an average of 305 patient visits per week (for clinics open for the full twelve months of 2020), as compared to the 2020 chiropractic industry average of 109 patients per week for non-multidisciplinary or integrated practices, according to a 2020 Chiropractic Economics survey. Our service offerings encourage consumer trial, repeat visits and sustainable patient relationships.
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
Accessibility.  We believe that our strongest competitive advantages are our convenience and affordability. By focusing on non-acute care in an open-bay environment and by not participating in insurance or Medicare reimbursement, we are able to offer a much less expensive alternative to traditional chiropractic services. We can do this because our clinics do not have the expenses of performing certain diagnostic procedures and processing reimbursement claims. Our model allows us to pass these savings on to our patients. According to Chiropractic Economics in 2020, the average fee for a chiropractic treatment involving spinal manipulation in a cash-based practice in the United States is approximately $60. By comparison, our average fee as of December 31, 2020 was approximately $29, approximately 52% lower than the industry average price.
We believe our pricing and service offering structure helps us to generate higher usage. The following table sets forth our average price per adjustment as of December 31, 2020 for patients who pay by single adjustment plans, multiple adjustment packages, and multiple adjustment membership plans. Our price per adjustment as of December 31, 2020 averaged approximately $29 across all three groups.

	The Joint Service Offering
	Single Visit	Package(s)	Membership(s)
Price per adjustment	$39	$21—$33	$17—$20

Proven track record of opening clinics and growing revenue at the clinic level.  We have grown our clinic revenue base consistently. From January 2012 through December 31, 2020, we have increased annual gross sales across our clinics from $22.3 million to $260.0 million. During this period, we increased the number of clinics in operation from 33 to 579.
We continue to be encouraged by the ability of individual clinics to generate growth. While there is significant variation in results in our system, and the results of our top-performing clinics are not representative of our system overall, we believe it is worth noting that in January 2012, the highest-performing clinic in our system was a franchise clinic which had monthly sales of approximately $45,000, and in December 2020, the highest performing clinic in our system was a franchise clinic which had monthly sales of approximately $138,000.
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
Mr. Holt has assembled a strong management team including Jake Singleton as chief financial officer since November 2018. In addition to valuable institutional memory from his over three years serving as our corporate controller before assuming the role of CFO, Mr. Singleton has financial and accounting experience from his time with the public accounting firm Ernst & Young LLP.
Eric Simon joined as vice president of franchise sales and development in 2016 with over 20 years of experience in all aspects of franchising, most recently as director of franchise development for AAMCO Transmissions. Mr. Simon spent five years as a franchisee and area developer with Extreme Pita and previously spent 10 years with Mail Boxes Etc. in franchise sales roles.
Jorge Armenteros joined as vice president of operations in 2017 bringing with him more than 40 years of franchise operations and leadership experience. For 10 years prior to joining the team, Mr. Armenteros was the executive senior vice president of franchise operations and corporate development for Campero USA, a fast food restaurant chain. Prior to that, he was founder and chief executive officer of Tri-Brands Management Group, which operated franchised Dunkin’ Donuts, Baskin Robbins and Togo restaurants, and was vice president of operations at Dunkin’ Brands. His career also includes a period as a multi-unit franchisee of Dunkin’ Donuts.
Amy Karroum was promoted to vice president of human resources in 2017, having joined us in 2015. Prior to working at The Joint, Ms. Karroum was director of human resources for Thermo Fluids, an oil recycling company, and before that, she spent five years in homebuilding with both Taylor Morrison and Pulte Homes.
Jason Greenwood joined our management team as vice president of marketing in 2018. Mr. Greenwood spent the last 10 years at Peter Piper Pizza in progressively responsible roles, most recently as chief marketing officer. Prior to that, he was a multi-unit franchisee for Robeks Juice.
Manjula Sriram joined our management team as vice president of information technology in 2018. Prior to working at The Joint, Ms. Sriram spent the last three years at Early Warning Services in progressively responsible roles, most recently as director of customer implementation and support. Prior to that, she performed various senior technical and project management roles at Vail Systems, Inc, US Foods, Walgreens and United Airlines.
Steven Knauf, D.C. was promoted to Executive Director of Chiropractic and Compliance in 2020. Dr. Knauf began working at The Joint in 2011. After spending four years as a chiropractor in clinic, he took the role of Senior Doctor of Chiropractic for 13 of The Joint Corp. clinics and, subsequently, was elevated to a director position at the corporate office. In August 2017, he was appointed by the governor to serve on the Arizona Board of Chiropractic Examiners, a position which he continues to hold.
We believe that our management team’s experience and demonstrated success in building and operating a robust franchise system will be a key driver of our growth and will position us well for achieving our long-term strategy.
Our Growth Strategy
Our goal is not only to capture a significant share of the existing market but also to expand the market for chiropractic care. We are accomplishing this through the rapid geographic expansion of our affordable franchising program and the acceleration of our development of company-owned or managed clinics. Accordingly, our long-term growth tactics include:
•the continued growth of system sales and royalty income;
•accelerating the opening of clinics already in development;
•the sale of additional franchises;

•the sale of additional regional developer protected territories resulting in the opening of additional franchised clinics;
•increasing the capability and capacity of our existing regional developer network;
•improving operational margins and leveraging infrastructure;
•the opportunistic acquisition of existing franchises – referred to as “buybacks”; and
•the development of company-owned or managed clinics – referred to as “greenfields” – in clustered geographies.
Our analysis of patient records data from 513 clinics suggests that the United States market alone can support at least 1,800 of our clinics.
Continued growth of system sales.
System wide comparable same-store sales growth, or “Comp Sales,” for 2020 was 9% despite the pandemic, reflecting the resilience and the growing acceptance of The Joint business model. Comp Sales refers to the amount of sales a clinic generates in the most recent accounting period, compared to the amount of sales it generated in a similar period in the past. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. We believe that the experience we have gained in developing and refining management systems, operating standards, training materials and marketing and customer acquisition activities has contributed to our system’s revenue growth. In addition, we believe that increasing awareness of our brand has contributed to revenue growth, particularly in markets where the number and density of our clinics has made cooperative and mass media advertising attractive. We believe that our ability to leverage aggregated and general media digital advertising and search tools will continue to grow as the number and density of our clinics increases.
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
Selling additional Regional Developer rights.
We believe that we can achieve scale faster by using a regional developer model, which is employed by many successful franchisors. We sell a regional developer the rights to open a minimum number of clinics in a defined territory. They in turn help us to identify and qualify potential new franchisees in that territory and assist us in providing field training, clinic openings and ongoing support. In return, we share part of the initial franchise fee and pay the regional developer 3% of the 7% ongoing royalties we collect from the franchisees in their protected territory. In 2019, we sold the rights to one additional regional developer territory for a combined minimum development commitment of 40 clinics over a ten-year period. In 2020, we sold the rights to six additional regional developer territories for a combined minimum development of 37 clinics over a seven to ten-year period. In 2020, regional developers were responsible for 83% of the 121 franchise license sales for the year. This growth reflects the power of the regional developer program to accelerate the number of clinics opening across the country.
Opening clinics in development.
In addition to our 579 operating clinics as of December 31, 2020, we have granted franchises, either directly or with our regional developers' support, for an additional 212 clinics that we believe will be developed in the future and executed 41 letters-of-intent for future clinic licenses. We will continue to support our franchisees and regional developers to open these clinics and to achieve sustainable performance as rapidly as possible.
Continue to improve margins and leverage infrastructure.
We believe our corporate infrastructure can support a clinic base greater than our existing footprint. As we continue to grow, we expect to drive greater efficiencies across our operations, development and marketing programs and further leverage our technology and existing support infrastructure. We believe we will be able to control corporate costs over time to enhance margins as general and administrative expenses grow at a slower rate than our clinic base and sales. As a percentage of revenue, general and administrative expenses during the year ended December 31, 2020 and 2019 were 62% and 63%, respectively, reflecting improved leverage of our operating model. At the clinic level, we expect to drive margins and labor efficiencies through continued sales growth and consistently applied operating standards as our clinic base matures and the average number of patient visits increases. In addition, we continue to consider introducing selected and complementary branded products such as nutraceuticals or dietary supplements and related additional services.
Acquiring existing franchises.
We believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics. We will continue to pursue the acquisition of existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. Following the completion of the IPO through December 31, 2020, we acquired 44 existing franchises, subsequently closed three, and continue to operate 41 of them as company-owned or managed clinics.
Development of company-owned or managed clinics.
We acquired our first company-owned or managed clinic on December 31, 2014. In the first full calendar quarter after that acquisition, total revenue from company-owned or managed clinics was $0.4 million, growing to approximately $9.2 million in the quarter ended December 31, 2020. Total revenue from our 64 company-owned or managed clinics was approximately $31.8 million for the year ended December 31, 2020 as compared to $25.8 million from 60 company-owned or managed clinics for the year ended December 31, 2019. Through December 31, 2020, revenue from company-owned or managed clinics consisted of revenue earned from 41 franchised clinics that we acquired, as well as 23 clinics that we developed.
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
In February 2020, the State of Washington Chiropractic Quality Assurance Commission delivered notices that it was investigating complaints made against three chiropractors who own clinics, or are (or were) employed by clinics, in Washington for which our franchisees that are not owned by chiropractors provide management services. The notices contained allegations of fee-splitting, specifically targeting a provision in our Franchise Disclosure Document providing for the payment of royalty fees based on revenue derived from the furnishing of chiropractic care. The notices appear to question our business model. The Commission posed a number of questions to the chiropractors and requested documentation describing the fee structure and related matters. All three chiropractors have responded to the Commission. The investigations initiated by the Commission are in the early stages, and we are not yet aware of the full extent of the Commission’s concerns. As these investigations proceed, we are assisting, and will continue to assist, the chiropractors in working toward a resolution.
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
In February 2019, the North Carolina Board of Chiropractic Examiners delivered notices alleging certain violations to sixteen chiropractors working for clinics in North Carolina for which our franchisees that are not owned by chiropractors provide management services. We retained legal counsel in this matter, and a preliminary hearing was conducted on February

21, 2019. The North Carolina Board issued its findings to each of the individual chiropractors, which generally included an overall finding that probable cause existed to show that the chiropractors violated one or more of the North Carolina Board’s rules. The findings each also proposed an Informal Settlement Agreement in lieu of proceeding to a full hearing before the North Carolina Board. On April 22, 2019, each of the chiropractors, through their attorneys, delivered to the North Carolina Board notices refuting the North Carolina Board’s findings and seeking revisions to the Settlement Agreement. The North Carolina Board replied with certain counterproposals, and all chiropractors have since accepted the terms. While the allegations consisted primarily of quality of care and advertising issues, it is possible that the actions of the North Carolina Board arose out of concerns related to our business model, and if so, we have no assurance that the North Carolina Board will not pursue other claims against the chiropractors in the future.
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
Please see the risk factor in Item 1A for a more detailed discussion of state regulations on the corporate practice of chiropractic as they relate to our business model.
Regulation relating to franchising

We are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a Franchise Disclosure Document or FDD containing certain information to prospective franchisees, and a number of states require registration of the FDD at least annually with state authorities. Included in the information required to be disclosed in our FDD is our business experience, material litigation, all fees due to us from franchisees, a franchisee’s estimated initial investment, restrictions on sources of products and services we impose on franchisees, development and operating obligations of franchisees, whether we provide financing to franchisees, our training and support obligations and other terms and conditions of our franchise agreement. We are operating under exemptions from registration in several states based on our qualifications for exemption as set forth in those states’ laws. Substantive state laws regulating the franchisor-franchisee relationship presently exist in many states. We believe that our FDD and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises. As of December 31, 2020, we were registered to sell franchises in every state (where registrations are required); and could sell franchises in all 50 states.
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
A July 2014 decision by the United States National Labor Relations Board (or NLRB) held that McDonald’s Corporation could be held liable as a “joint employer” for labor and wage violations by its franchisees under the Fair Labor Standards Act (FLSA). After this decision, the NLRB issued a number of complaints against McDonald’s Corporation in connection with these violations, although these complaints were ultimately settled without any admission of liability by McDonald’s. Additionally, an August 2015 decision by the NLRB held that Browning-Ferris Industries was a “joint employer” for purposes of collective bargaining under the National Labor Relations Act (or NLRA) and, thus, obligated to negotiate with the Teamsters union over workers supplied by a contract staffing firm within one of its recycling plants.
In an effort to effectively reverse the McDonald’s Corporation decision, in 2020, the Department of Labor (or “DOL”) issued a final rule narrowing the meaning of “joint employer” in the FLSA. Much of the new rule relating to “joint employer” status was then vacated by the United States District Court for the Southern District of New York in a lawsuit brought by various state attorneys general. While the DOL has appealed the district court decision, the Biden administration will likely seek to rescind or rewrite the final rule, so as to reinstate a more expansive definition of “joint employer,” and have the appeal dismissed as moot. Similarly, in an effort to effectively reverse the Browning-Ferris decision, in 2020, the NLRB issued a final rule, narrowing the meaning of “joint employer” in the collective bargaining context under the NLRA. As in the case of the DOL final rule, it is expected that the Biden administration will likely try to rescind or rewrite the final rule so as to reinstate the 2015 Browning-Ferris expansive definition of “joint employer.” The Equal Opportunity Employment Commission (EEOC), which enforces anti-discrimination laws, is likely to issue rules with an expansive definition of “joint employer” as well.
In February 2021, the Protecting the Right to Organize (PRO) Act was reintroduced in the U.S. House of Representatives, which, among other things, seeks to codify in the NLRA the Browning-Ferris expansive definition of “joint employer.” The PRO Act is supported by the Biden administration.
The expected replacement of the DOL and NLRB rules, possible new rules for the EEOC, and the potential passage of the PRO Act, all of which are likely to include or reinstate expansive definitions of “joint employer,” have implications for our business model. We could have responsibility for damages, reinstatement, back pay and penalties in connection with labor law and employment discrimination violations by our franchisees over whom we have limited control. Furthermore, it may be easier for our franchisees’ employees to organize into unions, require us to participate in collective bargaining with those employees, provide those employees and their union representatives with bargaining power to request that we have our franchisees raise wages, and make it more expensive and less profitable to operate a franchised clinic.
California adopted Assembly Bill 5, or AB-5, which took effect on January 1, 2020. This legislation codifies the standard established in a California Supreme Court case (Dynamex Operations West v. Superior Court) for determining whether workers should be classified as employees or independent contractors, with a strict test that puts the burden of proof on employers to establish that workers are not employees. The law is aimed at the so-called “gig economy” where workers in many industries are treated as independent contractors, rather than employees, and lack the protections of wage and hour laws, although California voters recently approved a ballot initiative, now under court review, to exclude app-based drivers from the application of AB-5. AB-5 is not a franchise-specific law and does not address joint employer liability; however, a significant concern exists in the franchise industry that an expansive interpretation of AB-5 could be used to hold franchisors jointly liable for the labor law violations of its franchisees. Courts addressing this issue have come to differing conclusions, and while it remains uncertain as to how the joint employer issue will finally be resolved in California, potential new federal laws or regulations may ultimately be controlling on this issue.
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
Competition
The chiropractic industry is highly fragmented. According to the IBIS market research report in April 2020, the four largest industry companies were each expected to generate less than 1.0% of total industry revenue in 2020. Our competitors include approximately 41,000 independent chiropractic offices currently open throughout the United States, according to a 2020 Kentley Insights market research report, as well as certain multi-unit operators. We may also face competition from traditional medical practices, outpatient clinics, physical therapists, med-spas, massage therapists and sellers of devices intended for home use to address back and joint discomfort. Our three largest multi-unit competitors are HealthSource Chiropractic, ChiroOne Wellness Centers, and 100% Chiropractic, all of which are insurance-based models.
We have identified six competitors who are attempting to duplicate our cash-only, low cost, appointment-free model. Based on publicly available information, these competitors each operate fewer than 14 clinics as franchises. We anticipate that other direct competitors will join our industry as our visibility, reputation and perceived advantages become more widely known. We believe our first mover advantage, proprietary operations systems, and strong unit level economics will continue to accelerate our growth even with the spawning of additional competition.
Human Capital Resources

As of December 31, 2020, The Joint Corp. and our consolidated variable interest entities employed approximately 225 persons on a full-time basis and approximately 200 persons on a part-time basis. None of our employees are members of unions or participate in other collective bargaining arrangements.
We believe our employees are among our most valuable resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to operate our clinics and support our operations, and our management believes in a continuous improvement culture and routinely reviews employee turnover rates at various levels of the organization. We use a combination of fixed and incentive pay, including base salary, bonuses, and stock-based compensation. The principal purposes of our equity incentive plans are to attract, retain and motivate selected leaders through the granting of stock-based compensation awards.
In order to achieve our goal of opening 1,000 clinics by the end of 2023, it is crucial that we continue to attract and retain qualified chiropractors. We strive to make The Joint Chiropractic the career path of choice for chiropractors, with opportunities for our chiropractors to grow and develop in their careers, supported by competitive compensation and benefits, and with our simple business model that allows our chiropractors to focus on patient care. Our competitive employment program for chiropractors includes: (i) full time and flexible hours with full benefits and paid time off, (ii) part time and flexible hours with some benefits, (iii) company-paid malpractice insurance, and (iv) competitive starting base salary. We are also expanding our relationship with chiropractic colleges to increase engagement with students and to increase the applicant flow of qualified candidates.
In order to ensure that we are meeting our human capital objectives, we plan to utilize engagement surveys to understand the perception of our brand as an employer and the effectiveness of our employee and compensation programs and to learn where we can improve across the company.
We are committed to hiring, developing, and supporting a diverse and inclusive workplace. Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All our employees must adhere to a code of conduct that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting and stopping any type of unlawful harassment and discrimination.
We recognize that our best performance comes when our teams are diverse, and accordingly, diversity, equity and inclusion ("DEI") are a critical part of our vision of building a world-class organizational culture. In 2020, we reemphasized our focus on DEI when we designated DEI as part of the formal responsibilities of our senior leaders and a key strategic initiative integral to reaching our goal of 1,000 clinics by the end of 2023. In 2021, we plan to formulate and initiate a more robust DEI strategy, which will include: (i) organizational review and assessment, (ii) confirmation of our DEI vision and goals, and (iii) development of a two to three year DEI strategy and measurement plan, including determining key performance indicators.
We are also committed to maximizing the performance and potential of our corporate employees. In 2021, we will be formalizing and implementing our performance and compensation management resources, which include: (i) establishing a formal compensation structure and guidelines and (ii) increasing employee and manager training.
The safety of our employees and patients is a paramount value for us. During 2020, in response to the COVID-19 pandemic, we enhanced and formalized our safety protocols and procedures to protect our employees and our patients. These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. Many of our support functions during this time have required modification as well, including our corporate headquarters employees, as they began to work remotely in March 2020.
As an essential healthcare service, we are committed to being there for our patients during the pandemic and beyond, as they seek relief from pain and for their well-being. Since the onset of the pandemic, nearly two-thirds of Americans were forced to work from home, and the pandemic continues to generate stress for many, resulting in neck and back pain, sedentary behavior, and lower levels of activity. In June 2020, as part of our commitment to get Americans moving and making quality chiropractic care convenient and affordable, our doctors donated more than $1.7 million worth of chiropractic care to more than 60,0000 new patients, surpassing our initial goal of $1 million of donated care despite the pandemic.
Facilities
We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of December 31, 2020, we leased 74 facilities in which we operate or intend to operate clinics. We are obligated under two additional leases for facilities in which we have ceased clinic operations.

Our corporate headquarters are located at 16767 N. Perimeter Center Drive, Suite 110, Scottsdale, Arizona 85260. The term of our lease for this location expires on December 31, 2025. The primary functions performed at our corporate headquarters are finance and accounting, treasury, marketing, operations, human resources, information systems support, and legal.
We are also obligated under non-cancellable leases for the clinics which we own or manage. Our clinics are on average 1,200 square feet. Our clinic leases generally have an initial term of five years, include one to two options to renew for terms of five years, and require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs.
As of December 31, 2020, our franchisees operated 515 clinics in 32 states. All of our franchise locations are leased.
Intellectual Property
Trademarks, trade names and service marks
Our registered trademarks include the following in the United States:

Trademark	Registration Date	Registration Number
The Joint Chiropractic	December 2016	5095943
You're Back, Baby.	August 2020	6131833
You're Back, Baby	July 2019	5940161
Back-Tober	September 2018	5571732
Relief Recovery Wellness	February 2018	5398367
Pain Relief Is At Hand	February 2018	5395995
What Life Does To Your Body, We Undo	February 2018	5396012
Be Chiro-Practical	October 2017	5313693
Relief. On so many levels	December 2015	4871809
The Joint	April 2015	4723892
The Joint… The Chiropractic Place (stylized)	April 2013	4323810
The Joint… The Chiropractic Place	February 2011	3922558

Our registered trademarks include the following in Canada:

Trademark	Registration Date	Registration Number
The Joint	February 2017	1825026
The Joint Chiropractic	February 2017	1825027
The Joint Chiropractic (stylized)	February 2017	1825028

ITEM 1A.    RISK FACTORS

RISKS RELATED TO OPERATING OUR BUSINESS
New clinics, once opened, may not be profitable, and the increases in average clinic sales and comparable clinic sales that we have experienced in the past may not be indicative of future results.
Our clinics continue to demonstrate increases in comparable clinic sales even as they mature. Our annual Comp Sales for the full year 2020, for clinics that have been open for at least 13 full months was 9%, and for clinics that have been open for greater than 48 months, was 5%. However, we cannot assure you that this will continue for our existing clinics or that clinics we open in the future will see similar results. In new markets, the length of time before average sales for new clinics stabilize is less predictable and can be longer than we expect because of our limited knowledge of these markets and consumers’ limited awareness of our brand. New clinics may not be profitable and their sales performance may not follow historical patterns. In addition, our average clinic sales and comparable clinic sales for existing clinics may not increase at the rates achieved over the past several years. Our ability to operate new clinics, especially company-owned or managed clinics, profitably and increase average clinic sales and comparable clinic sales will depend on many factors, some of which are beyond our control, including:
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
•changes in government regulation;
•in certain regions, decreases in demand for our services due to inclement weather; and
•other unanticipated increases in costs, any of which could give rise to delays or cost overruns.
If our new clinics do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected average clinics sales, our business, financial condition and results of operations could be adversely affected.
Our failure to manage our growth effectively could harm our business and operating results.
Our growth plan includes a significant number of new clinics, focused currently on franchised clinics, and addition of company-owned or managed clinics. Our existing clinic management systems, administrative staff, financial and management controls and information systems may be inadequate to support our planned expansion. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing clinics. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, clinic teams and existing infrastructure which could harm our business, financial condition and results of operations. We are currently in the process of replacing and upgrading our management information systems, and we cannot provide assurances that we will accomplish this without delays, difficulties or service interruptions.
Our long-term strategy involves opening new, company-owned or managed clinics and is subject to many unpredictable factors.
One component of our long-term growth strategy is to open new company-owned or managed clinics and to operate those clinics on a profitable basis, often in untested geographic areas. As of December 31, 2020, we owned or managed 64 clinics. Previously, we suspended the development of new company-owned or managed clinics from July 2016 through the fourth quarter of 2018 in order to stabilize our corporate clinic portfolio. We believe we accomplished that goal, and we resumed development of such clinics in 2019, continued to do so in 2020, and expect to accelerate such development in 2021. We have limited or no prior experience operating in a number of geographic areas, particularly in areas in which snow and ice are factors in the winter months. We may encounter difficulties, including reduced patient volume related to inclement weather, as we attempt to expand into those untested geographic areas, and we may not be as successful as we are in geographic areas where we have greater familiarity and brand recognition. We may not be able to open new company-owned or managed clinics as quickly as planned. In the past, we have experienced delays in opening some franchised and company-owned or managed clinics, for various reasons, including construction permitting, landlord responsiveness, and municipal approvals. Such delays could affect future clinic openings. Delays or failures in opening new clinics could materially and adversely affect our growth strategy and our business, financial condition and results of operations.
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
•attracting qualified chiropractors;
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
Clinics we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy, marketing or operating costs than clinics we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision and culture. We may also incur higher costs from entering new markets, particularly with company-owned or operated clinics if, for example, we hire and assign regional managers to manage comparatively fewer clinics than in more developed markets. For these reasons, both our new franchised clinics and our new company-owned or managed clinics may be less successful than our existing franchised clinics or may achieve target rates of patient visits at a slower rate. If we do not successfully execute our plans to enter new markets, our business, financial condition and results of operations could be materially adversely affected.

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
We resumed the selective development and acquisition of company-owned or managed clinics in 2019 and plan to accelerate this development in 2021. If we do not have sufficient cash resources, our ability to develop and acquire clinics could be limited unless we are able to obtain additional capital through future debt or equity financing. Using cash to finance development and acquisition of clinics could limit our financial flexibility by reducing cash available for operating purposes. Using debt financing could result in lenders imposing financial covenants that limit our operations and financial flexibility. Using equity financing may result in dilution of ownership interests of our existing stockholders. We may also use common stock as consideration for the future acquisition of clinics. If our common stock does not maintain a sufficient market value or if prospective acquisition candidates are unwilling to accept our common stock as part of the consideration for the sale of their clinics or businesses, we may be required to use more of our cash resources or greater debt financing to complete these acquisitions.
Our marketing programs may not be successful.
We incur costs and expend other resources in our marketing efforts to attract and retain patients. Our marketing activities are principally focused on increasing brand awareness and driving patient volumes. As we open new clinics, we undertake aggressive marketing campaigns to increase community awareness about our growing presence. We plan to continue to utilize targeted marketing efforts within local neighborhoods through channels such as radio, digital media, community sponsorships and events, and a robust online/social media presence. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenue. Our ability to market our services may be restricted or limited by federal or state law.
We will be subject to all of the risks associated with leasing space subject to long-term non-cancelable leases for clinics that we intend to operate.
We do not own, and we do not intend to own, any of the real property where our company-owned or managed clinics operate. We expect the spaces for the company-owned or managed clinics we intend to open in the future will be leased. We anticipate that our leases generally will have an initial term of five or ten years and generally can be extended only in five-year increments (at increased rates). We expect that all of our leases will require a fixed annual rent, although some may require the payment of additional rent if clinic sales exceed a negotiated amount. We expect that our leases will typically be net leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities, and that these leases will not be cancellable by us. If a future company-owned or managed clinic is not profitable, resulting in its closure, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, we may fail to negotiate renewals as each of our leases expires, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close clinics in desirable locations. These potential increases in occupancy costs and the cost of closing company-owned or managed clinics could materially adversely affect our business, financial condition or results of operations. We have settled disputes over future rent with landlords at all of the thirteen clinics that we either closed or never opened.

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
Our services emphasize maintenance therapy, which is generally not a medical necessity, and should be viewed as a discretionary medical expenditure. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. Traffic in our clinics could decline if consumers choose to reduce the amount they spend on non-critical medical procedures. Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including reducing medical discretionary spending on a permanent basis. In addition, given our geographic concentrations in the West, Southwest, Southeast, and mid-Atlantic regions of the United States, economic conditions in those particular areas of the country could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters could materially adversely affect our business, financial condition and results of operations. Adverse weather conditions may also impact customer traffic at our clinics. All of our clinics depend on visibility and walk-in traffic, and the effects of adverse weather may decrease visits to malls in which our clinics are located and negatively impact our revenues. If clinic sales decrease, our profitability could decline as we spread fixed costs across a lower level of revenues. Reductions in staff levels, asset impairment charges and potential clinic closures could result from prolonged negative clinic sales, which could materially adversely affect our business, financial condition and results of operations.

RISKS RELATED TO USE OF THE FRANCHISE BUSINESS MODEL
Our dependence on the success of our franchisees exposes us to risks including the loss of royalty revenue and harm to our brand.
A substantial portion of our revenues comes from royalties generated by our franchised clinics, which royalties are based on the revenues generated by those clinics. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of December 31, 2020, we had franchisees operating or managing 515 clinics. We rely on the performance of our franchisees in successfully opening and operating their clinics and paying royalties and other fees to us on a timely basis. Our franchise system subjects us to a number of risks as described here and in the next four risk factors. These risks include a significant decline in our franchisees’ revenue, which has occurred as a result of the current COVID-19 pandemic. Furthermore, we have taken actions to support our franchisees experiencing challenges during the COVID-19 pandemic, further reducing our royalty revenues and other fees from franchisees. These actions included a waiver of the minimum royalty requirement for the remainder of 2020, and for franchised clinics closed 16 days or more in a given month, a waiver of the monthly software fee for use of our proprietary or selected chiropractic or customer relationship management software, computer support and internet services support. We also waived the minimum required expenditure for local advertising, promotion and marketing during the second quarter of 2020, an action which negatively impacts our franchisees and us by reducing the visibility of “The Joint” brand in the marketplace. We may need to re-implement, expand or extend these accommodations to franchisees, further reducing our revenues from franchised clinics. These accommodations, the decline in our franchisees’ revenue and the occurrence of any of the other events described here and in the next four risk factors could impact our ability to collect royalty payments from our franchisees, harm the goodwill associated with our brand, and materially adversely affect our business and results of operations.

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
Each franchise agreement is subject to termination by us as the franchisor in the event of a default, generally after expiration of applicable cure periods, although under certain circumstances a franchise agreement may be terminated by us upon notice without an opportunity to cure. The default provisions under the franchise agreements are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten our intellectual property. In addition, each franchise agreement has an expiration date. Upon the expiration of the franchise agreement, we or the franchisee may, or may not, elect to renew the franchise agreement. If the franchise agreement is renewed, the franchisee will receive a new franchise agreement for an additional term. Such option, however, is contingent on the franchisee’s execution of the then- current form of franchise agreement (which may include increased royalty payments, advertising fees and other costs) and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, we may elect not to renew the expiring franchise agreement, in which event the franchise agreement will terminate upon expiration of its term. The termination or non-renewal of a franchise agreement could result in the reduction of royalty payments we receive.
Our franchisees may not meet timetables for opening their clinics, which could reduce the royalties we receive.
Our franchise agreements specify a timetable for opening the clinic. Failure by our franchisees to open their clinics within the specified time limit would result in the reduction of royalty payments we would have otherwise received and could result in the termination of the franchise agreement. As of December 31, 2020, we had 253 active licenses and letters-of-intent which we believe to be developable within the specified time periods.
Our regional developers are independent operators over whom we have limited control.
Our regional developers are independent operators. Accordingly, their actions are outside of our control. We depend upon our regional developers to sell a minimum number of franchises within their territory and to assist the purchasers of those franchises to develop and operate their clinics. The failure by regional developers to sell the specified minimum number of franchises within the time limits set forth in their regional developer license agreements would reduce the franchise fees we would otherwise receive, delay the payment of royalties to us and result in a potential event of default under the regional developer license agreement. Of our total of 22 regional developers as of December 31, 2020, one had not met their minimum franchise sales requirements within the time periods specified in their regional developer agreements.

FINANCIAL RISK FACTORS
Our level of debt could impair our financial condition and ability to operate.
In order to increase our cash position and preserve financial flexibility in responding to the impacts of the COVID-19 pandemic on our business, we drew down $2.0 million under the Credit Agreement and we secured a $2.7 million loan under the CARES Act Paycheck Protection Program. In the event we elect or are required to repay the PPP loan, our liquidity will be reduced by the amount of the repayment. Our level of debt could have important consequences to investors, including:
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
If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results, prevent fraud, or maintain investor confidence.
We are subject to the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require management to assess the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a “non-accelerated filer.”
We previously reported in our Annual Report on Form 10-K as of December 31, 2019, a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access, information security policies, and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. During 2020, we completed the remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2020. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
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
Our balance sheet includes a significant number of long-lived assets in our corporate clinics, including operating lease right-of-use assets and property, plant and equipment. A decline in the current and projected cash flows in our corporate clinics could result in impairment charges, which could be material.
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
We have experienced periods of net losses in the past, and while we have recently achieved profitability, our revenue may not grow and we may not maintain profitability in the future. Our ability to maintain profitability will be affected by the other risks and uncertainties described in this section and in Management’s Discussion and Analysis. If we are not able to sustain or increase profitability, our business will be materially adversely affected and the price of our common stock may decline.

RISKS RELATED TO INDUSTRY DYNAMICS AND COMPETITION
Our clinics and chiropractors compete for patients in a highly competitive environment that may make it more difficult to increase patient volumes and revenues.
The business of providing chiropractic services is highly competitive in each of the markets in which our clinics operate. The primary bases of such competition are quality of care, reputation, price of services, marketing and advertising strategy implementation, convenience, traffic flow, visibility of office locations, and hours of operation. Our clinics compete with all other chiropractors in their local market. Many of those chiropractors have established practices and reputations in their markets. Some of these competitors and potential competitors may have financial resources, affiliation models, reputations or management expertise that provide them with competitive advantages over us, which may make it difficult to compete against them. Our three largest multi-unit competitors are HealthSource Chiropractic, which currently operates 152 units; ChiroOne Wellness Centers, which currently operates 68 units domestically; and 100% Chiropractic, which currently operates 46 units. Each of these competitors is currently operating under an insurance-based model. In addition, a number of other chiropractic franchises and chiropractic practices that are attempting to duplicate or follow our business model are currently operating in our markets and in other parts of the country and may enter our existing markets in the future.
Our success is dependent on the chiropractors who control the professional corporations, or PC owners, with whom we enter into management services agreements, and we may have difficulty locating qualified chiropractors to replace PC owners.
In states that regulate the corporate practice of chiropractic, our chiropractic services are provided by legal entities organized under state laws as professional corporations, or PCs, and their equivalents. Each PC employs or contracts with chiropractors in one or more offices. Each of the PCs is wholly owned by one or more licensed chiropractors, or medical professionals as state law may require, and we do not own any capital stock of any PC. We and our franchisees that are not owned by chiropractors enter into management services agreements with PCs, to provide to the PCs on an exclusive basis, all non-clinical services of the chiropractic practice. The PC owner is critical to the success of a clinic because he or she has control of all clinical aspects of the practice of chiropractic and the provision of chiropractic services. Upon the departure of a PC owner, we may not be able to locate one or more suitably qualified licensed chiropractors to hold the ownership interest in the PC and maintain the success of the departing PC owner.

RISKS RELATED TO STATE REGULATION OF THE CORPORATE PRACTICE OF CHIROPRACTIC
Our management services agreements, according to which we provide non-clinical services to affiliated PCs, could be challenged by a state or chiropractor under laws regulating the practice of chiropractic. Some state chiropractic boards have made inquiries concerning our business model or have proposed or adopted changes to their rules that could be interpreted to pose a threat to our business model.
The laws of every state in which we operate contain restrictions on the practice of chiropractic and control over the provision of chiropractic services. The laws of many states where we operate permit a chiropractor to conduct a chiropractic practice only as an individual, a member of a partnership or an employee of a PC, limited liability company or limited liability partnership. These laws typically prohibit chiropractors from splitting fees with non-chiropractors and prohibit non-chiropractic entities, such as chiropractic management services organizations, from owning or operating chiropractic clinics or engaging in the practice of chiropractic and from employing chiropractors. The specific restrictions against the corporate practice of chiropractic, as well as the interpretation of those restrictions by state regulatory authorities, vary from state to state. However, the restrictions are generally designed to prohibit a non-chiropractic entity from controlling or directing clinical care decision- making, engaging chiropractors to practice chiropractic or sharing professional fees. The form of management agreement that we utilize, and that we recommend to our franchisees that are management service organizations, explicitly prohibits the management service organization from controlling or directing clinical care decisions. However, there can be no assurance that all of our franchisees that are management service organizations will strictly follow the provisions in our recommended form of management agreement. The laws of many states also prohibit chiropractic practitioners from paying any portion of fees received for chiropractic services in consideration for the referral of a patient. Any challenge to our contractual relationships with our affiliated PCs by chiropractors or regulatory authorities could result in a finding that could have a material adverse effect on our operations, such as voiding one or more management services agreements. Moreover, the laws and regulatory environment may change to restrict or limit the enforceability of our management services agreements. We could be prevented from affiliating with chiropractor-owned PCs or providing comprehensive business services to them in one or more states.
In February 2020, the State of Washington Chiropractic Quality Assurance Commission delivered notices that it was investigating complaints made against three chiropractors who own clinics, or are (or were) employed by clinics, in Washington for which our franchisees that are not owned by chiropractors provide management services. The notices contained allegations of fee-splitting, specifically targeting a provision in our Franchise Disclosure Document providing for the payment of royalty fees based on revenue derived from the furnishing of chiropractic care. The notices appear to question our business model. The Commission posed a number of questions to the chiropractors and requested documentation describing the fee structure and related matters. All three chiropractors have responded to the Commission. The investigations initiated by the Commission are in the early stages, and we are not yet aware of the full extent of the Commission’s concerns. As these investigations proceed, we are assisting, and will continue to assist, the chiropractors in working toward a resolution.
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
In February 2019, the North Carolina Board of Chiropractic Examiners delivered notices alleging certain violations to sixteen chiropractors working for clinics in North Carolina for which our franchisees that are not owned by chiropractors provide management services. We retained legal counsel in this matter, and a preliminary hearing was conducted on February 21, 2019. The North Carolina Board issued its findings to each of the individual chiropractors, which generally included an overall finding that probable cause existed to show that the chiropractors violated one or more of the North Carolina Board’s rules. The findings each also proposed an Informal Settlement Agreement in lieu of proceeding to a full hearing before the North Carolina Board. On April 22, 2019, each of the chiropractors, through their attorneys, delivered to the North Carolina Board notices refuting the North Carolina Board’s findings and seeking revisions to the Settlement Agreement. The North Carolina Board replied with certain counterproposals, and all chiropractors have since accepted the terms. While the allegations consisted primarily of quality of care and advertising issues, it is possible that the actions of the North Carolina Board arose out of concerns related to our business model, and if so, we have no assurance that the North Carolina Board will not pursue other claims against the chiropractors in the future.
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
RISKS RELATED TO OTHER LEGAL AND REGULATORY MATTERS
Expected new federal regulations under the Biden administration expanding the meaning of “joint employer” and evolving state laws increase our potential liability for employment law violations by our franchisees and the likelihood that we may be required to participate in collective bargaining with our franchisees’ employees.
A July 2014 decision by the United States National Labor Relations Board (or NLRB) held that McDonald’s Corporation could be held liable as a “joint employer” for labor and wage violations by its franchisees under the Fair Labor Standards Act (FLSA). After this decision, the NLRB issued a number of complaints against McDonald’s Corporation in connection with these violations, although these complaints were ultimately settled without any admission of liability by McDonald’s. Additionally, an August 2015 decision by the NLRB held that Browning-Ferris Industries was a “joint employer” for purposes of collective bargaining under the National Labor Relations Act (or NLRA) and, thus, obligated to negotiate with the Teamsters union over workers supplied by a contract staffing firm within one of its recycling plants.
In an effort to effectively reverse the McDonald’s Corporation decision, in 2020, the Department of Labor (or “DOL”) issued a final rule narrowing the meaning of “joint employer” in the FLSA. Much of the new rule relating to “joint employer” status was then vacated by the United States District Court for the Southern District of New York in a lawsuit brought by various state attorneys general. While the DOL has appealed the district court decision, the Biden administration will likely seek to rescind or rewrite the final rule, so as to reinstate a more expansive definition of “joint employer,” and have the appeal dismissed as moot. Similarly, in an effort to effectively reverse the Browning-Ferris decision, in 2020, the NLRB issued a final rule, narrowing the meaning of “joint employer” in the collective bargaining context under the NLRA. As in the case of the DOL final rule, it is expected that the Biden administration will likely try to rescind or rewrite the final rule so as to reinstate the 2015 Browning-Ferris expansive definition of “joint employer.” The Equal Opportunity Employment Commission (EEOC), which enforces anti-discrimination laws, is likely to issue rules with an expansive definition of “joint employer” as well.
In February 2021, the Protecting the Right to Organize (PRO) Act was reintroduced in the U.S. House of Representatives, which, among other things, seeks to codify in the NLRA the Browning-Ferris expansive definition of “joint employer.” The PRO Act is supported by the Biden administration.
The expected replacement of the DOL and NLRB rules, possible new rules for the EEOC, and the potential passage of the PRO Act, all of which are likely to include or reinstate expansive definitions of “joint employer,” have implications for our business model. We could have responsibility for damages, reinstatement, back pay and penalties in connection with labor law and employment discrimination violations by our franchisees over whom we have limited control. Furthermore, it may be easier for our franchisees’ employees to organize into unions, require us to participate in collective bargaining with those employees, provide those employees and their union representatives with bargaining power to request that we have our franchisees raise wages, and make it more expensive and less profitable to operate a franchised clinic. All of these things could have a material adverse effect on our financial condition and results of operations.
California adopted Assembly Bill 5, or AB-5, which took effect on January 1, 2020. This legislation codifies the standard established in a California Supreme Court case (Dynamex Operations West v. Superior Court) for determining whether workers should be classified as employees or independent contractors, with a strict test that puts the burden of proof on employers to establish that workers are not employees. The law is aimed at the so-called “gig economy” where workers in many industries are treated as independent contractors, rather than employees, and lack the protections of wage and hour laws, although California voters recently approved a ballot initiative, now under court review, to exclude app-based drivers from the application of AB-5. AB-5 is not a franchise-specific law and does not address joint employer liability; however, a significant concern exists in the franchise industry that an expansive interpretation of AB-5 could be used to hold franchisors jointly liable for the labor law violations of its franchisees. Courts addressing this issue have come to differing conclusions, and while it remains uncertain as to how the joint employer issue will finally be resolved in California, potential new federal laws or regulations may ultimately be controlling on this issue.
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
We conduct business in a heavily regulated industry, and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.
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
Many of the above laws, rules and regulations applicable to us, our franchisees and our affiliated PCs are ambiguous, have not been definitively interpreted by courts or regulatory authorities and vary from jurisdiction to jurisdiction. Accordingly, we may not be able to predict how these laws and regulations will be interpreted or applied by courts and regulatory authorities, and some of our activities could be challenged. In addition, we must consistently monitor changes in the laws and regulations that govern our operations. Furthermore, a review of our business by judicial, law enforcement or regulatory authorities could result in a determination that could adversely affect our operations. Although we have tried to structure our business and contractual relationships in compliance with these laws, rules and regulations in all material respects, if any aspect of our operations were found to violate applicable laws, rules or regulations, we could be subject to significant fines or other penalties, required to cease operations in a particular jurisdiction, prevented from commencing operations in a particular state or otherwise be required to revise the structure of our business or legal arrangements. Our efforts to comply with these laws, rules and regulations may impose significant costs and burdens, and failure to comply with these laws, rules and regulations may result in fines or other charges being imposed on us.
Our chiropractors are subject to ethical guidelines and operating standards which, if not complied with, could adversely affect our business.
The chiropractors who work in our system are subject to ethical guidelines and operating standards of professional and trade associations and private accreditation agencies. Compliance with these guidelines and standards is often required by our contracts with our chiropractors, patients and franchise owners (and their contractual relationships) or to maintain our reputation. The guidelines and standards governing the provision of healthcare services may change significantly in the future. New or changed guidelines or standards may materially and adversely affect our business. In addition, a review of our business by accreditation authorities could result in a determination that could adversely affect our operations.
We, along with our affiliated PCs and their chiropractors, are subject to malpractice and other similar claims and may be unable to obtain or maintain adequate insurance against these claims.
The provision of chiropractic services by chiropractors entails an inherent risk of potential malpractice and other similar claims. While we do not have responsibility for compliance by affiliated PCs and their chiropractors with regulatory and other requirements directly applicable to chiropractors, claims, suits or complaints relating to services provided at the offices of our franchisees or affiliated PCs may be asserted against us. As we develop company-owned or managed clinics, our exposure to malpractice claims will increase. We have experienced a number of malpractice claims since our founding in March, 2010, which we have defended or are vigorously defending and do not expect their outcome to have a material adverse effect on our business, financial condition or results of operations. The assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages. Our current minimum professional liability insurance coverage required for our franchisees, affiliated PCs and company-owned clinics is $1.0 million per occurrence and $3.0 million in annual aggregate. In addition, we have a corporate business owner’s policy with coverage of $2.0 million per occurrence and $4.0 million in annual aggregate. If we are unable to obtain adequate insurance, our franchisees or franchisee doctors fail to name the Company as an additional insured party, or if there is an increase in the future cost of insurance to us and the chiropractors who provide chiropractic services or an increase in the amount we have to self-insure, there may be a material adverse effect on our business and financial results.
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

RISKS RELATED TO INFORMATION TECHNOLOGY, CYBERSECURITY AND DATA PRIVACY
We are subject to the data privacy, security and breach notification requirements of HIPAA and other data privacy and security laws, and the failure to comply with these rules, or allegations that we have failed to do so, can result in civil or criminal sanctions.
HIPAA required the United States Department of Health and Human Service, or HHS, to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information and the grant of certain rights to patients with respect to such information by “covered entities.” As a provider of healthcare who conducts certain electronic transactions, each of our clinics is considered a covered entity under HIPAA. We have taken actions to comply with the HIPAA privacy regulations and believe that we are in compliance with those regulations. Oversight of HIPAA compliance involves significant time, effort and expense.
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
We depend on integrated management information systems, some of which are provided by third parties, and standardized procedures for operational and financial information, patient records and billing operations. We are currently replacing and upgrading our management information systems, and any delays in implementation of the new system or problems with system performance after implementation could cause disruptions in our business operations, given the pervasive impact of the new system on our processes. In general, we may experience unanticipated delays, complications, data breaches or expenses in replacing, upgrading, implementing, integrating, and operating our systems. Our management information systems regularly require modifications, improvements or replacements that may require both substantial expenditures as well as interruptions in operations. Our ability to implement these systems is subject to the availability of skilled information technology specialists to assist us in creating, implementing and supporting these systems. Our failure to successfully design, implement and maintain all of our systems could have a material adverse effect on our business, financial condition and results of operations.
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
We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. Based on the self-assessment completed as of December 31, 2020, we are currently in compliance with the Payment Card Industry Data Security Standard, or PCI DSS, the payment card industry’s security standard for companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions. There is no guarantee that we will maintain PCI DSS compliance. Our failure to comply fully with PCI DSS in the future could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also could subject us to fines, penalties, damages and civil liability and could result in the suspension or loss of our ability to accept credit and debit card payments. Although we do not store credit card information and we do not have access to our patients’ credit card information, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.
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

GENERAL RISK FACTORS
Future sales of our common stock may depress our stock price and our share price may decline due to the large number of shares eligible for future sale or exchange.
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2020, we had 14,157,070 outstanding shares of common stock and are authorized to sell up to 20,000,000 shares of common stock. The trading volume of shares of our common stock averaged approximately 104,000 shares per day during the year ended December 31, 2020. Accordingly, sales of even small amounts of shares of our common stock by existing stockholders may drive down the trading price of our common stock.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.     PROPERTIES
We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of December 31, 2020, we leased 74 facilities in which we operate or intend to operate clinics. We are obligated under two additional leases for facilities in which we have ceased clinic operations.
Our corporate headquarters are located at 16767 N. Perimeter Center Drive, Suite 110, Scottsdale, Arizona 85260. The term of our lease for this location expires on December 31, 2025. The primary functions performed at our corporate headquarters are financial, accounting, treasury, marketing, operations, human resources, information systems support and legal.
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
Holders
As of December 31, 2020, there were approximately 15 holders of record of our common stock and 14,157,070 shares of our common stock outstanding.
Dividends
Since our initial public offering, we have not declared nor paid dividends on our common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future.
ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2020	2019
Consolidated Income Statements Data:
Total revenues	$58,682,976	$48,450,900
Cost of revenues	6,507,468	5,565,917
Selling, general and administrative expense	46,734,699	39,355,996
Income from operations	5,492,130	3,414,635
Net income	13,167,314	3,323,712
Basic earnings per share	$0.94	$0.24
Diluted earnings per share	$0.90	$0.23
Weighted average shares outstanding used in computing
Basic earnings per share	14,003,708	13,819,149
Diluted earnings per share	14,582,877	14,467,567
Non-GAAP Financial Data:
Net income	13,167,314	3,323,712
Net interest	79,478	61,515
Depreciation and amortization expense	2,734,462	1,899,257
Tax expense	(7,754,662)	48,706
EBITDA	8,226,592	5,333,190
Stock compensation expense	885,975	720,651
Acquisition related expenses	41,716	47,386
(Gain) loss on disposition or impairment	(51,321)	114,352
Bargain purchase gain	—	(19,298)
Adjusted EBITDA	$9,102,962	$6,196,281

	As of December 31,
	2020	2019
Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,554,258	$8,455,989
Property and equipment, net	8,747,369	6,581,588
Deferred franchise and regional development costs, current and non-current	5,238,307	4,392,733
Goodwill and intangible assets	7,490,610	7,370,252
Operating lease right-of-use asset	11,581,435	12,486,672
Deferred tax assets	8,007,633	—
Other assets	4,113,231	4,418,433
Total assets	65,732,843	43,705,667
Deferred revenue, current and non-current	20,409,314	18,303,940
Operating lease liability, current and non-current	13,550,812	14,214,149
Debt under the Credit Agreement and Paycheck Protection Program, current and non-current	4,727,970	—
Other liabilities	6,293,664	5,467,078
Total liabilities	44,981,760	37,985,167
Stockholders' equity	$20,751,083	$5,720,500
Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment. We have provided Adjusted EBITDA because it is a non-GAAP measure of financial performance commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.
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
e.Adjusted EBITDA does not reflect the bargain purchase gain, which represents the excess of the fair value of net assets acquired over the purchase consideration; and
f.Adjusted EBITDA does not reflect the (gain) loss on disposition or impairment, which represents the impairment of assets as of the reporting date. We do not consider this to be indicative of our ongoing operations.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. You should review the reconciliation of net income to Adjusted EBITDA above and not rely on any single financial measure to evaluate our business. The table above reconciles net income to Adjusted EBITDA for the years ended December 31, 2020 and 2019.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the results of operations and financial condition of The Joint Corp. for the years ended December 31, 2020 and 2019 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information contained elsewhere in this Form 10-K.
Overview
Our principal business is to develop, own, operate, support and manage chiropractic clinics through franchising and the sale of regional developer rights and through direct ownership and management arrangements throughout the United States.
We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry through the rapid and focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad. We saw over 584,000 new patients in 2020, despite the pandemic and with approximately 27% of those new patients visiting a chiropractor for the first time. We are not only increasing our percentage of market share, but expanding the chiropractic market.
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
Key Clinic Development Trends.   As of December 31, 2020, we and our franchisees operated or managed 579 clinics, of which 515 were operated or managed by franchisees and 64 were operated as company-owned or managed clinics. Of the 64 company-owned or managed clinics, 23 were constructed and developed by us, and 41 were acquired from franchisees.
Our current strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy, and continue to expand our corporate clinic portfolio within clustered locations. The number of franchise licenses sold for the year ended December 31, 2020 was 121, compared with 126 and 99 licenses for the years ended December 31, 2019 and 2018, respectively. We ended 2020 with 22 regional developers who were responsible for 83% of the 121 licenses sold during the year. This strong result reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the accelerated development of greenfield units and the further selective acquisition of existing franchised clinics. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors.
We believe that The Joint has a sound concept, which was further validated through its resiliency during the pandemic and will benefit from the fundamental changes taking place in the manner in which Americans access chiropractic care and their growing interest in seeking effective, affordable natural solutions for general wellness. These trends join with the preference we have seen among chiropractic doctors to reject the insurance-based model to produce a combination that benefits the consumer and the service provider alike. We believe that these forces create an important opportunity to accelerate the growth of our network.

COVID-19 Pandemic Update

The COVID-19 pandemic has had a significant impact on our business, financial condition, cash flows and results of operations in 2020. Virus-related concerns, temporary clinic closures and government-imposed restrictions resulted in reduced patient traffic and spending trends and in membership freezes and cancellations in our clinics during 2020. This negative impact on our franchisees’ clinics has also negatively impacted our royalty and advertising fee revenue. Approximately 10% of our system-wide clinics were closed during April, with some clinics beginning to reopen in May. Approximately 99% of our clinics have reopened as of the date of this report, although some are operating on reduced hours. Our corporate clinics and headquarters have been able to operate without any furloughs or lay-offs as we implemented enhanced sanitary measures to ensure patient and employee safety. Our new sanitary and safety measures include cleaning of instruments between each patient use, removal of non-essential items, physical distancing, and masks for all Joint staff. Due to the government-imposed restrictions, our results of operations were most negatively impacted during the month of April. In order to rebuild, we launched our summer promotional activity during the second and third quarters of 2020, which included incentives to unfreeze wellness plan memberships, free chiropractic care to new patients, and a recovery promotion, which was aimed at lapsed patients and former plan members. Our summer promotion, coupled with the easing of government restrictions, have resulted in improvement in most of our key metrics, including gross sales, Comp Sales, patient traffic, and new patient conversion rate. In addition, the attrition rate among existing patients has remained relatively stable during the second half of the year. Despite improvements during the second half of the year, significant uncertainty remains about the duration and extent of the impact on our business of the COVID-19 pandemic. Our 2020 revenue and earnings were negatively impacted compared to our pre-COVID-19 pandemic expectations, and the pandemic may have a negative impact on our revenue and net income in 2021. Even as government restrictions are lifted and clinics reopen, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect patient behavior and spending levels and could result in reduced visits and patient spending trends that adversely impact our financial position and results of operations. In addition, the impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, other additional significant increases in the number or severity of cases in future periods, and actions taken to contain its spread and mitigate its public health effects. As a result of the COVID-19 pandemic, we took the following steps to preserve liquidity and ensure the Company’s financial flexibility in 2020:
•Reviewed discretionary operating expenses and deferred certain capital expenditures and hiring.
•Drew down the $2 million of our revolving credit facility with J.P. Morgan Chase Bank, N.A. in March, noting we have an additional $5.5 million under a developmental line of credit that is unavailable for general corporate purposes.
•Secured a $2.7 million loan under CARES Act Paycheck Protection Program in April, bringing total unrestricted cash to $21 million as of December 31, 2020.

Significant Events and/or Recent Developments
We continue to deliver on our strategic initiatives and to progress toward sustained profitability.
For the year ended December 31, 2020:
•Comp Sales of clinics that have been open for at least 13 full months increased 9%.
•Comp Sales for mature clinics open 48 months or more increased 5%.
•System-wide sales for all clinics open for any amount of time grew 18% to $260 million.
Despite the government-imposed restrictions and reduced traffic during the second quarter of 2020, we saw over 584,000 new patients in 2020, compared with 585,000 new patients in 2019, with approximately 27% of those new patients having never been to a chiropractor before. We are not only increasing our percentage of market share, but expanding the chiropractic market. These factors, along with reduced discretionary operating expenses, drove improvement in our bottom line.
During the first quarter of 2020, we entered into a regional developer agreement for the states of Iowa, Nebraska, South Dakota and the county of Rock Island in the state of Illinois for which we received approximately $201,000. The agreement requires the opening of a minimum of 18 clinics over a seven-year period. In addition, during the third quarter of 2020, we entered into a regional developer agreement for the state of Wisconsin and the remaining available territories within the state of

Illinois for which we received approximately $340,000. The agreement requires the opening of a minimum of 19 clinics over a ten-year period.
On December 31, 2020, we entered into an agreement under which we repurchased the right to develop franchises in various counties in North Carolina. The total consideration for the transaction was $1,039,500. We carried a deferred revenue balance associated with this transaction of $36,781, representing the fee collected upon the execution of the regional developer agreement. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price.
On January 1, 2021, the Company entered into an agreement under which the Company repurchased the right to develop franchises in various counties in Georgia. The total consideration for the transaction was $1,388,700. The Company carried a deferred revenue balance associated with this transaction of $35,679, representing the fee collected upon the execution of the regional developer agreement. The Company accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price.
For the year ended December 31, 2020, we acquired one clinic for $534,000 and constructed and developed three new corporate clinics.
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
Intangible Assets
Intangible assets consist primarily of re-acquired franchise and regional developer rights and customer relationships.  We amortize the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which range from one to eight years. In the case of regional developer rights, we amortize the acquired regional developer rights over the remaining contractual terms at the time of the acquisition, which range from two to seven years. The fair value of customer relationships is amortized over their estimated useful life which ranges from two to four years.
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, we perform an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the years ended December 31, 2020 and 2019.
Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. As a result of the current COVID-19 pandemic, we evaluated whether the carrying values of the long-lived assets in certain corporate clinics were recoverable at the end of the first quarter of 2020. We did not identify any triggering event during the remainder of 2020. No impairments of long-lived assets were recorded for the years ended December 31, 2020 and 2019.
Stock-Based Compensation
We account for share-based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. We determine the estimated grant-date fair value of restricted shares using the closing price on the date of the grant and the grant-date fair value of stock options using the Black-Scholes-Merton model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. We recognize compensation costs ratably over the period of service using the straight-line method. Forfeitures are estimated based on historical and forecasted turnover, which is approximately 5%.
Revenue Recognition

We generate revenue primarily through our company-owned and managed clinics and through royalties, franchise fees, advertising fund contributions, IT related income and computer software fees from our franchisees.
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
Royalties and Advertising Fund Revenue. We collect royalties from our franchisees, as stipulated in the franchise agreement, equal to 7% of gross sales and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and are recognized as franchisee clinic level sales occur. Royalties and marketing and advertising fees are collected bi-monthly two working days after each sales period has ended.
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
Software Fees.  We collect a monthly fee from our franchisees for use of our proprietary or selected chiropractic or customer relationship management software, computer support, and internet services support. These fees are recognized ratably on a straight-line basis over the term of the respective franchise agreement.
Regional Developer Fees. During 2011, we established a regional developer program to engage independent contractors to assist in developing specified geographical regions. Under the original program, regional developers paid a license fee for each franchise they received the right to develop within the region. In 2018, the program was revised to grant exclusive geographical territory and establish a minimum development obligation within that defined territory. Regional developer fees are non-refundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. Our services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services we provide are highly interrelated with the development of the territory and the resulting franchise licenses sold by the regional developer and as such are considered to represent a single performance obligation. In addition, regional developers receive fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of gross sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur, which is funded by the 7% royalties collected from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements.
Leases
We adopted, effective the first quarter of 2019, accounting guidance related to leases. The guidance, among other changes, requires lessees to recognize a right-of-use ("ROU") asset and a lease liability in the balance sheet for most leases, but retains an expense recognition model similar to the previous guidance. The lease liability is measured at the present value of the fixed lease payments over the lease term and the ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. Determining the lease term and amount of lease payments to include in the calculation of the ROU asset and lease liability for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain and if the optional period and payments should be included in the calculation of the associated ROU asset and liability. In making this determination, all relevant economic factors are considered that would compel us to exercise or not exercise an option. When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. In such cases, we estimate our incremental borrowing rate as the interest rate we would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease, and in a similar economic environment. We estimate these rates using available evidence such as rates imposed by third-party lenders in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to our estimated creditworthiness.
For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. We record the straight-line lease expense and any contingent rent, if applicable, in general and administrative expenses on the consolidated income statements. Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are also included in general and administrative expenses on the consolidated income statements.
Income Taxes
We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statement amount and the tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.
We record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. In making this determination, we are required to give significant weight to evidence that can be objectively verified. It is generally difficult to conclude that a valuation allowance is not needed when there is significant negative evidence, such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results. Therefore, cumulative losses weigh heavily in the overall assessment.
In addition to considering forecasts of future taxable income, we are also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of our deferred tax assets, namely the reversal of existing temporary differences, the carry back of losses and credits as allowed under current tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgments. Each source of income must be evaluated based on all positive and negative evidence; this evaluation involves assumptions about future activity.
In 2019, we continued to maintain a full valuation allowance on the deferred tax assets due to the recent cumulative losses as of December 31, 2019. As of December 31, 2020, we recorded an income tax benefit of $7.8 million primarily due to the reduction in the valuation allowance. The valuation allowance was reduced because the weight of evidence regarding the future realizability of the deferred tax assets had become predominately positive and realization of the deferred tax assets was more likely than not. The positive evidence considered in our assessment of the realizability of the deferred tax assets included the generation of significant positive cumulative income for the three-year period ended December 31, 2020 and projections of future taxable income. Based on our earnings performance trend and expected continued profitability, management determined it was more likely than not that all of our deferred tax assets would be realized. The negative evidence considered included historical loss in 2017, marginal pre-tax income generated in 2018, and general economic uncertainties related to the impact of the pandemic. However, management has concluded that positive evidence outweighed this negative evidence.
Significant judgment is also required in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when we believe that the full amount of the associated tax benefit may not be realized. If we prevail in matters for which accruals have been established previously or pay amounts in excess of reserves, there could be an effect on our income tax provisions in the period in which such determination is made.
We regularly assess the tax risk of our tax return filing positions and we have not identified any material uncertain tax positions as of December 31, 2020 and 2019, respectively.
Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues
Components of revenues for the year ended December 31, 2020, as compared to the year ended December 31, 2019, are as follows:

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2020	2019
Revenues:
Revenues from company-owned or managed clinics	$31,771,288	$25,807,584	$5,963,704	23.1%
Royalty fees	15,886,051	13,557,170	2,328,881	17.2%
Franchise fees	2,100,800	1,791,545	309,255	17.3%
Advertising fund revenue	4,506,413	3,884,055	622,358	16.0%
Software fees	2,694,520	1,865,779	828,741	44.4%
Regional developer fees	876,804	803,849	72,955	9.1%
Other revenues	847,100	740,918	106,182	14.3%
Total revenues	$58,682,976	$48,450,900	$10,232,076	21.1%
The reasons for the significant changes in our components of total revenues are as follows:
Consolidated Results
•Total revenues increased by $10.2 million, primarily due to the continued expansion and revenue growth of our franchise base and the continued revenue growth and expansion of our company owned or managed clinics portfolio, which was partially offset by the negative impact of the pandemic.
Corporate Clinics
•Revenues from company-owned or managed clinics increased, primarily due to improved same-store growth, as well as the expansion of our corporate-owned or managed clinics portfolio, which was partially offset by the negative impact of the pandemic.
Franchise Operations
•Royalty fees and advertising fund revenue increased, due to an increase in the number of franchised clinics in operation along with continued sales growth in existing franchised clinics. These increases were partially offset by the sales decline in the existing franchised clinics due to the pandemic. As of December 31, 2020, and 2019, there were 515 and 453 franchised clinics in operation, respectively.
•Franchise fees increased due to an increase in executed franchise agreements, as these fees are recognized ratably over the term of the respective franchise agreement.  For the year ended December 31, 2020, there were executed franchise license sales or letters-of-intent for 121 franchise licenses, compared to 126 for the year ended December 31, 2019.
•Regional developer fees increased due to the sale of additional developer territories and the related revenue recognition over the life of the regional developer agreements. We entered into two new regional developer agreements in 2020 collectively covering five states and one new regional developer agreement in 2019 covering a number of counties in each of three states. Given the ratable recognition of the revenue, the agreements executed during the course of 2019 now have a full year of recognition in 2020.
•Software fees revenue increased due to an increase in our franchise clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Other revenues primarily consist of merchant income associated with credit card transactions.
Cost of Revenues

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2020	2019
Cost of Revenues	6,507,468	5,565,917	$941,551	16.9%
For the year ended December 31, 2020, as compared with the year ended December 31, 2019, the total cost of revenues increased primarily due to an increase in regional developer royalties of $0.9 million, which is in line with an increase in franchise royalty revenues of 17%, coupled with a larger portion of our franchise base operating in regional developer territories.
Selling and Marketing Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2020	2019
Selling and Marketing Expenses	7,804,420	6,913,709	$890,711	12.9%
Selling and marketing expenses increased $0.9 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, driven by an increase in advertising fund expenditures from a larger franchise base and increased local marketing expenditures by the company-owned or managed clinics.
Depreciation and Amortization Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2020	2019
Depreciation and Amortization Expenses	2,734,462	1,899,257	$835,205	44.0%
Depreciation and amortization expenses increased for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to the amortization of intangibles related to the 2019 acquisitions, coupled with depreciation expenses associated with the expansion of our corporate-owned or managed clinics portfolio in 2019.
General and Administrative Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2020	2019
General and Administrative Expenses	36,195,817	30,543,030	$5,652,787	18.5%
General and administrative expenses increased during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to an increase in payroll and related expenses, as well as operating expenses to support continued clinic count and revenue growth in both operating segments. As a percentage of revenue, general and administrative expenses during the year ended December 31, 2020 and 2019 were 62% and 63%, respectively. General and administrative expenses as a percentage of revenue were relatively flat for the current year period primarily due to lower than anticipated revenue growth due to the pandemic, which was mostly offset by the revenue growth during the second half of 2020. Despite the negative impact of the pandemic on our pre-COVID-19 revenue growth expectations, we continued to operate our corporate clinics and headquarters without any furloughs or lay-offs while working to increase sanitary measures to ensure patient and employee safety.
Income from Operations

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2020	2019
Income from Operations	5,492,130	3,414,635	$2,077,495	60.8%
Consolidated Results
Consolidated income from operations increased by $2.1 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the improved operating income in both the corporate clinics and the franchise operations segments, partially offset by increased expenses in the unallocated corporate segment discussed below.
Corporate Clinics
Our corporate clinics segment had income from operations of $4.5 million for the year ended December 31, 2020, an increase of $1.1 million compared to income from operations of $3.4 million for the year ended December 31, 2019. This increase was primarily due to:
•An increase in revenues of $6.0 million from company-owned or managed clinics primarily due to improved same-store growth, as well as the expansion of our corporate-owned or managed clinics portfolio; partially offset by
•A $4.8 million increase in operating expenses primarily driven by: (i) an increase in payroll-related expenses due to a higher head count to support the expansion of our corporate clinic portfolio, (ii) an increase in depreciation and administration expense due to the amortization of intangibles related to the 2019 acquisitions, coupled with depreciation expenses associated with the expansion of our corporate-owned or managed clinics portfolio in 2019, and (iii) an increase in selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics.
Franchise Operations
Our franchise operations segment had income from operations of $12.6 million for the year ended December 31, 2020, an increase of $1.6 million, compared to income from operations of $11.0 million for the year ended December 31, 2019. This increase was primarily due to:
•An increase of $4.3 million in total revenues due to an increase in the number of franchised clinics in operation along with continued sales growth in existing franchised clinics; partially offset by
•An increase of $1.0 million in cost of revenues primarily due to (i) an increase in regional developer royalties and (ii) an increase of $1.7 million in operating expenses. The increase in operating expenses reflects the increase in our franchise base, which resulted in (a) an increase in payroll-related expenses due to a higher head count, and (b) an increase in selling and marketing expenses.
Income Tax (Benefit) Expense

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2020	2019
Income tax (benefit) expense	(7,754,662)	48,706	$(7,803,368)	(16,021.4)%
For the years ended December 31, 2020 and 2019, the effective tax rates were (143.3)% and 1.4%, respectively. The fluctuation in the effective rate was primarily attributable to the reversal of the valuation allowance on deferred tax assets on December 31, 2020. In 2019, a full valuation allowance was established on all deferred tax assets due to historical losses in certain prior years and uncertainty about future earnings forecast. The valuation allowance was reduced in 2020 because the weight of evidence regarding the future realizability of the deferred tax assets had become predominately positive. Please see Note 9, “Income Taxes” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2020, we had cash and short-term bank deposits of $20.6 million. We generated $11.2 million of cash flow from operating activities in the year ended December 31, 2020. In February 2020, we executed a line of credit agreement, which provides a credit facility of up to $7.5 million, including a $2.0 million revolver and $5.5 million development line of credit. On March 18, 2020, we drew down $2.0 million under the credit agreement as a precautionary measure in order to further strengthen our cash position and provide financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. In addition, on April 10, 2020, we received a loan in the amount of approximately $2.7 million from JPMorgan Chase Bank, N.A., pursuant to the Paycheck Protection Program (“PPP”). We will continue to preserve cash, and while we deferred the majority of our planned 2020 capital expenditures given the dynamic nature of the COVID-19 pandemic, our long-term goal and growth opportunities remain unchanged. We currently plan to resume the acquisition and development of company-owned or managed clinics in 2021 and beyond and to continue to progress towards our goal, targeting geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leveraged cooperative advertising and marketing and general corporate and administrative operating efficiencies.
In addition to $20.6 million of unrestricted cash on hand as of December 31, 2020, our principal sources of liquidity are expected to be cash flows from operations and proceeds from the credit facility, debt financings or equity issuances, and/or proceeds from the sale of assets. We expect our available cash and cash flows from operations and the credit facility to be sufficient to fund our short-term working capital requirements. In addition, we believe we will be able to fund future liquidity and capital requirements through cash flows generated from operating activities for a period of at least twelve months from the date our financial statements are issued. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Due to the COVID-19 pandemic, the levels of our cash flows from operations for 2021 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities was $11.2 million for the year ended December 31, 2020, compared to net cash provided by operating activities of $7.5 million for the year ended December 31, 2019. The increase was primarily attributable to: (i) the collection of tenant leasehold improvement allowance of $0.7 million, (ii) an increase in revenue over the prior year period, (iii), impacts of cost containment initiatives, and (iv) the sale of two regional developer agreements for which we received approximately $0.5 million, which were partially offset by an increase in general and administrative expenses over the prior year period.
Net cash used in investing activities was $4.6 million and $7.1 million during the years ended December 31, 2020 and 2019, respectively.  For the year ended December 31, 2020, this included acquisition of a business for $0.5 million, purchases of property and equipment for $3.2 million, and reacquisition and termination of regional developer rights for $1.0 million. For the year ended December 31, 2019, this included acquisitions of businesses for $3.1 million, purchases of property and equipment for $3.5 million, and reacquisition and termination of regional developer rights for $0.7 million.
Net cash provided by (used in) financing activities was $5.6 million and $(0.6) million during the years ended December 31, 2020 and 2019, respectively.  For the year ended December 31, 2020, this included proceeds from: (i) the credit facility, net of related fees of $1.9 million, (ii) the loan under the CARES Act Paycheck Protection Program of $2.7 million, and (iii) the exercise of stock options of $1.0 million. For the year ended December 31, 2019, this included proceeds from exercise of stock options of $0.5 million and repayments on notes payable of $1.1 million
Recent Accounting Pronouncements
Please see Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Item 8 of this report for information regarding recently issued accounting pronouncements that may impact our financial statements.
Contractual Obligations and Risk
The following table summarizes our contractual obligations at December 31, 2020 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2021	2022	2023	2024	2025	Thereafter
Operating leases	$16,385,465	3,925,287	3,797,361	3,099,227	2,494,385	2,077,593	991,612

Off-Balance Sheet Arrangements
During the year ended December 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for smaller reporting companies.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of The Joint Corp. and Subsidiary and Affiliates
Opinion on the Consolidated Financial Statements
We have audited the accompanying balance sheets of The Joint Corp. and subsidiary and affiliates (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Critical Audit Matter Description
As described in Notes 1 and 2 to the consolidated financial statements, the Company derives its revenue primarily through its company-owned and managed clinics, royalties, franchise fees, advertising fund, and through IT related income and computer software fees. The Company’s revenue recognition process for company-owned and managed clinics and royalties involves a custom application responsible for the initiation, processing, and calculation of revenue in accordance with the Company’s accounting policy.
Auditing the Company's accounting for revenue from company-owned and managed clinics and royalties was challenging and complex due to the high volume of individually-low-monetary-value transactions, evaluation of the design and operation of this application, which was specifically developed for the Company’s business, and the use of multiple data sources in the revenue recognition process.
How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to revenue recognition for the company-owned and managed clinics and royalties included the following:
•We gained an understanding of the design of the controls over these revenue streams
•With the assistance of IT professionals, we tested the effectiveness of the Information Technology General Controls specific to this application
•We reconciled the transactions recorded in the application to bank statements to test the completeness of the data
• We tested the completeness and accuracy of the application reports to the database on a sampling basis
•We recalculated revenue recognized and deferred revenue on a sampling basis
/s/ Plante & Moran, PLLC
We have served as the Company’s auditor since 2013.
Denver, Colorado
March 5, 2021

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$20,554,258	$8,455,989
Restricted cash	265,371	185,888
Accounts receivable, net	1,850,499	2,645,085
Notes receivable, net	—	128,724
Deferred franchise and regional development costs, current portion	897,551	765,508
Prepaid expenses and other current assets	1,566,025	1,122,478
Total current assets	25,133,704	13,303,672
Property and equipment, net	8,747,369	6,581,588
Operating lease right-of-use asset	11,581,435	12,486,672
Deferred franchise and regional development costs, net of current portion	4,340,756	3,627,225
Intangible assets, net	2,865,006	3,219,791
Goodwill	4,625,604	4,150,461
Deferred tax assets	8,007,633	—
Deposits and other assets	431,336	336,258
Total assets	$65,732,843	$43,705,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,561,648	$1,525,838
Accrued expenses	770,221	216,814
Co-op funds liability	248,468	185,889
Payroll liabilities	2,776,036	2,844,107
Operating lease liability, current portion	2,918,140	2,313,109
Finance lease liability, current portion	70,507	24,253
Deferred franchise and regional development fee revenue, current portion	3,000,369	2,740,954
Deferred revenue from company clinics	3,905,200	3,196,664
Debt under the Paycheck Protection Program	2,727,970	—
Other current liabilities	707,085	518,686
Total current liabilities	18,685,644	13,566,314
Operating lease liability, net of current portion	10,632,672	11,901,040
Finance lease liability, net of current portion	132,469	34,398
Debt under the Credit Agreement	2,000,000	—
Deferred franchise and regional development fee revenue, net of current portion	13,503,745	12,366,322
Deferred tax liability	—	89,863
Other liabilities	27,230	27,230
Total liabilities	44,981,760	37,985,167
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,174,237 shares issued and 14,157,070 shares outstanding as of December 31, 2020 and 13,898,694 shares issued and 13,882,932 outstanding as of December 31, 2019	14,174	13,899
Additional paid-in capital	41,350,001	39,454,937
Treasury stock 17,167 shares as of December 31, 2020 and 15,762 shares as of December 31, 2019, at cost	(143,111)	(111,041)
Accumulated deficit	(20,470,081)	(33,637,395)
Total The Joint Corp. stockholders' equity	20,750,983	5,720,400
Non-controlling Interest	100	100
Total equity	20,751,083	5,720,500
Total liabilities and stockholders' equity	$65,732,843	$43,705,667
See notes to consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2020	2019
Revenues:
Revenues from company-owned or managed clinics	$31,771,288	$25,807,584
Royalty fees	15,886,051	13,557,170
Franchise fees	2,100,800	1,791,545
Advertising fund revenue	4,506,413	3,884,055
Software fees	2,694,520	1,865,779
Regional developer fees	876,804	803,849
Other revenues	847,100	740,918
Total revenues	58,682,976	48,450,900
Cost of revenues:
Franchise and regional developer cost of revenues	6,090,203	5,159,778
IT cost of revenues	417,265	406,139
Total cost of revenues	6,507,468	5,565,917
Selling and marketing expenses	7,804,420	6,913,709
Depreciation and amortization	2,734,462	1,899,257
General and administrative expenses	36,195,817	30,543,030
Total selling, general and administrative expenses	46,734,699	39,355,996
Net (gain) loss on disposition or impairment	(51,321)	114,352
Income from operations	5,492,130	3,414,635

Other income (expense):
Bargain purchase gain	—	19,298
Other (expense), net	(79,478)	(61,515)
Total other (expense)	(79,478)	(42,217)

Income before income tax (benefit) expense	5,412,652	3,372,418

Income tax (benefit) expense	(7,754,662)	48,706

Net income and comprehensive income	$13,167,314	$3,323,712

Less: income attributable to the non-controlling interest	$—	$—

Net income attributable to The Joint Corp. stockholders	$13,167,314	$3,323,712

Earnings per share:
Basic earnings per share	$0.94	$0.24
Diluted earnings per share	$0.90	$0.23

Basic weighted average shares	14,003,708	13,819,149
Diluted weighted average shares	14,582,877	14,467,567

See notes to consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount		Total The Joint Corp. stockholder's equity	Non-controlling Interest	Total
Balances, December 31, 2018	13,757,200	$13,757	$38,189,251	14,670	$(90,856)	$(37,384,651)	$727,501	$100	$727,601
Correction of immaterial error related to ASC 606 adoption	—	—	—	—	—	423,544	423,544	—	423,544
Stock-based compensation expense	—	—	720,651	—	—	—	720,651	—	720,651
Issuance of restricted stock	38,289	38	(38)	—	—	—	—	—	—
Exercise of stock options	103,205	104	545,073	—	—	—	545,177	—	545,177
Purchases of treasury stock under employee stock plans	—	—	—	1,092	(20,185)	—	(20,185)	—	(20,185)
Net income						3,323,712	3,323,712	—	3,323,712
Balances, December 31, 2019	13,898,694	$13,899	$39,454,937	15,762	$(111,041)	$(33,637,395)	$5,720,400	$100	$5,720,500
Stock-based compensation expense	—	—	885,975	—	—	—	885,975	—	885,975
Issuance of restricted stock	50,741	51	(51)	—	—	—	—	—	—
Exercise of stock options	224,802	224	1,009,140	—	—	—	1,009,364	—	1,009,364
Purchases of treasury stock under employee stock plans	—	—	—	1,405	(32,070)	—	(32,070)	—	(32,070)
Net income	—	—	—	—	—	13,167,314	13,167,314	—	13,167,314
Balances, December 31, 2020	14,174,237	$14,174	$41,350,001	17,167	$(143,111)	$(20,470,081)	$20,750,983	$100	$20,751,083

See notes to consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$13,167,314	$3,323,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,734,462	1,899,257
Net loss on disposition or impairment (non-cash portion)	1,193	114,352
Net franchise fees recognized upon termination of franchise agreements	(57,080)	(113,944)
Bargain purchase gain	—	(19,298)
Deferred income taxes	(8,097,494)	1,573
Stock based compensation expense	885,975	720,651
Changes in operating assets and liabilities:
Accounts receivable	794,586	(1,838,735)
Prepaid expenses and other current assets	(443,547)	(240,188)
Deferred franchise costs	(899,056)	(882,672)
Deposits and other assets	(43,380)	268,369
Accounts payable	(90,429)	75,893
Accrued expenses	389,973	(64,758)
Payroll liabilities	(68,071)	808,449
Deferred revenue	2,206,063	2,615,896
Other liabilities	702,733	853,392
Net cash provided by operating activities	11,183,242	7,521,949

Cash flows from investing activities:
Acquisition of business	(534,000)	(3,122,332)
Purchase of property and equipment	(3,156,233)	(3,483,578)
Reacquisition and termination of regional developer rights	(1,039,500)	(681,500)
Payments received on notes receivable	128,724	149,348
Net cash used in investing activities	(4,601,009)	(7,138,062)

Cash flows from financing activities:
Payments of finance lease obligation	(57,097)	(21,954)
Purchases of treasury stock under employee stock plans	(32,070)	(20,185)
Proceeds from exercise of stock options	1,009,364	545,177
Proceeds from the Credit Agreement, net of related fees	1,947,352	—
Proceeds from the Paycheck Protection Program	2,727,970	—
Repayments on notes payable	—	(1,100,000)
Net cash provided by (used in) financing activities	5,595,519	(596,962)

Increase (decrease) in cash	12,177,752	(213,075)
Cash and restricted cash, beginning of period	8,641,877	8,854,952
Cash and restricted cash, end of period	$20,819,629	$8,641,877

See notes to consolidated financial statements.

During the years ended December 31, 2020 and 2019, cash paid for income taxes was $237,655 and $65,064, respectively. During the years ended December 31, 2020 and 2019, cash paid for interest was $42,833 and $96,978, respectively.
Supplemental disclosure of non-cash activity:
As of December 31, 2020, accounts payable and accrued expenses include property and equipment purchases of $126,239, and $163,434, respectively. As of December 31, 2019, accounts payable and accrued expenses include property and equipment purchases of $196,671, and $15,250, respectively.
In connection with the acquisitions during the year ended December 31, 2020, the Company acquired $1,625 of property and equipment and intangible assets of $96,400, in exchange for $534,000 to the seller.  Additionally, at the time of these transactions, the Company carried net deferred revenue of $355, representing unrecognized net franchise fees collected upon the execution of the franchise agreement. The Company netted this amount against the purchase price of the acquisitions.
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
In connection with the Company's reacquisition and termination of regional developer rights during the year ended December 31, 2020, the Company had deferred revenue of $36,781 representing unrecognized license fees collected upon the execution of the regional developer agreement.  The Company netted this amount against the aggregate purchase price of the acquisition.
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

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1:     Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These financial statements represent the consolidated financial statements of The Joint Corp. (“The Joint”), its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses, other (expenses) income, and income taxes that are reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue, accounting for leases, and accounting for income taxes, see Note 2, "Revenue Disclosures", Note 9, "Income Taxes", and Note 10, "Commitments and Contingencies".
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
Comprehensive Income
Net income and comprehensive income are the same for the years ended December 31, 2020 and 2019.
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
Certain states in which the Company manages clinics regulate the practice of chiropractic care and require that chiropractic services be provided by legal entities organized under state laws as professional corporations or PCs. In these states, the Company has entered into management services agreements with PCs under which the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. Such PCs are VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because they are liabilities on the PC’s books and the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. The Company assessed the governance structure and operating procedures of the PCs and determined that the Company has the power to control certain significant nonclinical activities of the PCs, as defined by ASC 810, therefore, the Company is the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. The carrying amount of VIE assets and liabilities are immaterial as of December 31, 2020.

Nature of Operations
The Joint Corp., a Delaware corporation, was formed on March 10, 2010 for the principal purpose of franchising, developing, selling regional developer rights, supporting the operations of franchised chiropractic clinics, and operating and managing corporate chiropractic clinics at locations throughout the United States of America. The franchising of chiropractic clinics is regulated by the Federal Trade Commission and various state authorities.
The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
Franchised clinics:	2020	2019
Clinics open at beginning of period	453	394
Opened during the period	70	71
Sold during the period	(1)	(8)
Closed during the period	(7)	(4)
Clinics in operation at the end of the period	515	453

	Year Ended December 31,
Company-owned or managed clinics:	2020	2019
Clinics open at beginning of period	60	48
Opened during the period	3	5
Acquired during the period	1	8
Closed during the period	—	(1)
Clinics in operation at the end of the period	64	60

Total clinics in operation at the end of the period	579	513

Clinic licenses sold but not yet developed	212	170
Executed letters of intent for future clinic licenses	41	34
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of December 31, 2020 and 2019.
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
Accounts Receivable
Accounts receivable primarily represent amounts due from franchisees for royalty fees. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2020, and 2019, the Company had an allowance for doubtful accounts of $0.

Deferred Franchise Costs and Regional Development Costs
Deferred franchise and regional development costs represent commissions that are direct and incremental to the Company and are paid in conjunction with the sale of a franchise license or regional development rights. These costs are recognized as an expense, in franchise and regional development cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise or regional developer agreement.
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
Capitalized Software
The Company capitalizes certain software development costs. These capitalized costs are primarily related to software used by clinics for operations and by the Company for the management of operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized as assets in progress until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Software developed is recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally three to five years.
The FASB issued in August 2018 an update to accounting guidance related to implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred under such arrangements with the requirements for capitalizing costs incurred to develop or obtain internal-use software. Accordingly, implementation costs incurred in connection with a cloud computing arrangement that is a service contract are capitalized and such costs were included in prepaid expenses in the Company’s Consolidated Balance Sheet.
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
For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. The Company records the straight-line lease expense and any contingent rent, if applicable, in general and administrative expenses on the consolidated income statements. Many of the Company’s leases also require it to pay real estate taxes, common area maintenance costs and other occupancy costs which are also included in general and administrative expenses on the consolidated income statements.
Intangible Assets

Intangible assets consist primarily of re-acquired franchise and regional developer rights and customer relationships.  The Company amortizes the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which generally range from one to eight years. In the case of regional developer rights, the Company generally amortizes the re-acquired regional developer rights over two to seven years. The fair value of customer relationships is amortized over their estimated useful life of two to four years.
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are tested for impairment annually and more frequently if a triggering event occurs that makes it more likely than not that the fair value of a reporting unit is below carrying value. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if a triggering event occurs. As a result of the COVID-19 pandemic and its impact on the Company's projected cash flows, the Company tested goodwill for impairment at the end of the first quarter of 2020. The Company also performed its annual impairment test of goodwill as of October 1, 2020 as required. No impairments of goodwill were recorded for the years ended December 31, 2020 and 2019.
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. As a result of the COVID-19 pandemic, the Company evaluated whether the carrying values of the long-lived assets in certain corporate clinics were recoverable at the end of the first quarter of 2020. The Company did not identify any triggering event during the remainder of 2020. No impairments of long-lived assets were recorded for the year ended December 31, 2020 and 2019.
Advertising Fund
The Company has established an advertising fund for national or regional marketing and advertising of services offered by its clinics. The monthly marketing fee is 2% of clinic sales. The Company segregates the marketing funds collected which are included in restricted cash on its consolidated balance sheets. As amounts are expended from the fund, the Company recognizes a related expense.
Co-Op Marketing Funds
Some franchises have established regional Co-Ops for advertising within their local and regional markets. The Company maintains a custodial relationship under which the Co-Op Marketing Funds collected are segregated and used for the purposes specified by the Co-Ops’ officers. The Co-Op Marketing Funds are included in restricted cash on the Company’s consolidated balance sheets.
Revenue Recognition
The Company generates revenue primarily through its company-owned and managed clinics and through royalties, franchise fees, advertising fund contributions, IT related income and computer software fees from its franchisees.
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
Royalties and Advertising Fund Revenue. The Company collects royalties, as stipulated in the franchise agreement, equal to 7% of gross sales, and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to the Company’s performance obligation under the franchise agreement and are recognized as franchisee clinic level sales occur. Royalties and marketing and advertising fees are collected bi-monthly two working days after each sales period has ended.
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
Software Fees.  The Company collects a monthly fee from its franchisees for use of its proprietary chiropractic software, computer support, and internet services support. These fees are recognized ratably on a straight-line basis over the term of the respective franchise agreement.
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
The Company entered into two regional developer agreements for the year ended December 31, 2020 and one regional developer agreement for the year ended December 31, 2019 for which it received approximately $0.5 million and $0.3 million, respectively, which was deferred as of the respective transaction dates and will be recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to be upon the execution of the agreement.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $2,640,853 and $2,292,628, for the years ended December 31, 2020 and 2019, respectively.

Income Taxes
Income taxes are accounted for using a balance sheet approach known as the asset and liability method. The asset and liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the balance sheets to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The differences relate principally to depreciation of property and equipment and treatment of revenue for franchise fees and regional developer fees collected. Tax positions are reviewed at least quarterly and adjusted as new information becomes available. The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These estimates of future taxable income inherently require significant judgment. To the extent it is considered more likely than not that a deferred tax asset will be not recovered, a valuation allowance is established.
The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of December 31, 2020 and 2019, respectively. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.
With exceptions due to the generation and utilization of net operating losses or credits, as of December 31, 2020, the Company is no longer subject to federal and state examinations by taxing authorities for tax years before 2017 and 2016, respectively.
Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by giving effect to all potentially dilutive common shares including restricted stock and stock options.

	Year Ended December 31,
	2020	2019
Net income	$13,167,314	$3,323,712

Weighted average common shares outstanding - basic	14,003,708	13,819,149
Effect of dilutive securities:
Unvested restricted stock and stock options	579,169	648,418
Weighted average common shares outstanding - diluted	14,582,877	14,467,567

Basic earnings per share	$0.94	$0.24
Diluted earnings per share	$0.90	$0.23
Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Year Ended December 31,
	2020	2019
Unvested restricted stock	—	—
Stock options	94,294	39,286
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
Retirement Benefit Plan
Employees of the Company are eligible to participate in a defined contribution retirement plan, the Joint Corp. 401(k) Retirement Plan (“401(k) Plan”), under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute their eligible compensation, not to exceed the annual limits set by the IRS. The 401(k) Plan allows the Company to match participants’ contributions in an amount determined at the sole discretion of the Company. The Company matched participants’ contributions for the years ended December 31, 2020 and 2019, up to a maximum of 4% and 2% of the employee’s eligible compensation, respectively. Employer contributions totaled $265,094 and $103,745, for the years ended December 31, 2020 and 2019, respectively.
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
Recently Adopted Accounting Guidance
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
Disaggregation of Revenue
The Company believes that the captions contained on the consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the years ended December 31, 2020 and 2019. Other revenues primarily consist of merchant income associated with credit card transactions.
Rollforward of Contract Liabilities and Contract Assets
Changes in the Company's contract liability for deferred franchise and regional development fees during the years ended December 31, 2020 and 2019 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2018	$13,609,463
Recognized as revenue during the year ended December 31, 2019	(2,595,394)
Fees received and deferred during the year ended December 31, 2019	4,093,207
Balance at December 31, 2019	$15,107,276
Recognized as revenue during the year ended December 31, 2020	(2,977,604)
Fees received and deferred during the year ended December 31, 2020	4,374,442
Balance at December 31, 2020	$16,504,114
Changes in the Company's contract assets for deferred franchise and development costs during the years ended December 31, 2020 and 2019 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2018	$3,489,211
Recognized as cost of revenue during the year ended December 31, 2019	(811,731)
Costs incurred and deferred during the year ended December 31, 2019	1,715,253
Balance at December 31, 2019	$4,392,733
Recognized as cost of revenue during the year ended December 31, 2020	(850,912)
Costs incurred and deferred during the year ended December 31, 2020	1,696,486
Balance at December 31, 2020	$5,238,307
The following table illustrates revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2020:

Contract liabilities expected to be recognized in	Amount
2021	$3,000,369
2022	2,671,594
2023	2,369,976
2024	1,894,088
2025	1,677,554
Thereafter	4,890,533
Total	$16,504,114

Note 3:    Notes Receivable
Effective April 29, 2017, the Company entered into a regional developer agreement for certain territories in the state of Florida in exchange for $320,000, of which $187,000 was funded through a promissory note. The note bore interest at 10% per annum for 42 months and required monthly principal and interest payments over 36 months, which began on November 1, 2017 and matured on October 1, 2020. The note was secured by the regional developer rights in the respective territory.
Effective August 31, 2017, the Company entered into a regional developer agreement for certain territories in Maryland/Washington DC in exchange for $220,000, of which $117,475 was funded through a promissory note. The note bore interest at 10% per annum for 36 months and required monthly principal and interest payments over 36 months, which began on

September 1, 2017 and matured on August 1, 2020. The note was secured by the regional developer rights in the respective territory.
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
The net outstanding balances of the notes as of December 31, 2020, and 2019 were $18,686 and $155,810, respectively. Allowance reserve on the outstanding notes as of December 31, 2020 and 2019 were $18,686 and $27,086, respectively. Maturities of notes receivable as of December 31, 2020 are as follows:

2021	$9,600
2022	9,086
Total	$18,686

Note 4:    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2020	2019
Office and computer equipment	$2,194,348	$1,594,364
Leasehold improvements	8,391,675	7,154,156
Software developed	1,193,007	1,193,007
Finance lease assets	282,027	80,604
	12,061,057	10,022,131
Accumulated depreciation and amortization	(6,890,837)	(5,671,366)
	5,170,220	4,350,765
Construction in progress	3,577,149	2,230,823
Property and Equipment, net	$8,747,369	$6,581,588
Depreciation expense was $1,212,683 and $823,679 for the years ended December 31, 2020 and 2019, respectively.
Amortization expense related to finance lease assets was $67,874 and $24,675 for the years ended December 31, 2020 and 2019, respectively.
Construction in progress at December 31, 2020 and 2019 principally relate to development costs for a software to be used by clinics for operations and by the Company for the management of operations.
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
As of December 31, 2020, and 2019, the Company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.
The intangible assets resulting from the acquisitions were recorded at estimated fair value on a non-recurring basis and are considered Level 3 within the fair value hierarchy.
Note 6:    Intangible Assets and Goodwill
On November 30, 2020, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller one operating franchise in Scottsdale, Arizona. The Company operates the franchise as a company-managed clinic. The total purchase price for the transaction was $534,000. The majority of the purchase price consideration was allocated to customer relationship and goodwill, which were assigned fair values of $96,000 and $475,143, respectively.
On December 31, 2020, the Company entered into an agreement under which it repurchased the right to develop franchises in various counties in North Carolina. The total consideration for the transaction was $1,039,500. The Company carried a deferred revenue balance associated with this transaction of $36,781, representing the unrecognized portion of the license fee collected upon the execution of the regional developer agreement. The Company accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price.
Intangible assets consisted of the following:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$3,246,894	$2,107,730	$1,139,164
Customer relationships	1,351,975	1,130,800	221,175
Reacquired development rights	3,053,201	1,548,534	1,504,667
	$7,652,070	$4,787,064	$2,865,006

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$3,246,494	$1,400,086	$1,846,408
Customer relationships	1,255,975	865,478	390,497
Reacquired development rights	2,050,481	1,067,595	982,886
	$6,552,950	$3,333,159	$3,219,791

Amortization expense related to the Company’s intangible assets was $1,453,905 and $1,050,903 for the years ended December 31, 2020 and 2019, respectively.
Estimated amortization expense for 2021 and subsequent years is as follows:

2021	$1,713,819
2022	1,040,666
2023	90,521
2024	20,000
Total	$2,865,006

The changes in the carrying amount of goodwill were as follows:

Corporate Clinic Segment
Balance as of December 31, 2019
Goodwill, gross	$4,205,455
Accumulated impairment losses	(54,994)
Goodwill, net	4,150,461
2020 acquisition	475,143
Balance as of December 31, 2020
Goodwill, gross	4,680,598
Accumulated impairment losses	(54,994)
Goodwill, net	$4,625,604

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
On March 18, 2020, the Company drew down $2,000,000 under the Revolver as a precautionary measure in order to further strengthen its cash position and provide financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. As of December 31, 2020, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement.
Paycheck Protection Program Loan
On April 10, 2020, the Company received a loan in the amount of approximately $2.7 million from JPMorgan Chase Bank, N.A. (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration. The PPP is part of the Coronavirus Aid, Relief, and Economic Security Act, which provides for forgiveness of up to the full principal amount and accrued interest of qualifying loans guaranteed under the PPP.

The Loan was granted pursuant to a Note dated April 9, 2020 issued by the Company. The Note matures on April 11, 2022 and bears interest at a rate of 0.98% per annum. Principal and accrued interest are payable monthly in equal installments through the maturity date, commencing on November 9, 2020, unless forgiven. However, all PPP loans in excess of $2 million are subject to review by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form. The Note may be prepaid at any time prior to maturity with no prepayment penalties.
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

The Company has computed the fair value of all options granted using the Black-Scholes-Merton model during the years ended December 31, 2020 and 2019, using the following assumptions:

	Year Ended December 31,
	2020	2019
Expected volatility	53% to 58%	35% to 55%
Expected dividends	None	None
Expected term (years)	7	7
Risk-free rate	0.42% to 1.65%	1.89% to 2.61%
The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	986,691	$4.72	6.8
Granted at market price	65,759	12.31
Exercised	(103,205)	5.28		$1,236,099
Cancelled	—	—
Outstanding at December 31, 2019	949,245	$5.19	6.5
Granted at market price	111,158	14.76
Exercised	(224,802)	4.49		$3,234,018
Cancelled	—	—
Outstanding at December 31, 2020	835,601	$6.65	6.6	$16,153,117
Exercisable at December 31, 2020	570,724	$4.64	5.8	$12,334,489
The weighted-average grant-date fair value of the Company's stock options granted during 2020 and 2019 was $7.88 and $5.21, respectively.
The aggregate fair value of the Company's stock options vested during 2020 and 2019 was $427,263 and $388,672, respectively.
The Company recognizes compensation costs ratably over the period of service using the straight-line method. Forfeitures are estimated based on historical and forecasted turnover, which is approximately 5%. For the years ended December 31, 2020 and 2019, stock-based compensation expense for stock options was $517,431 and $418,301, respectively.
Unrecognized stock-based compensation expense for stock options as of December 31, 2020 was $1,087,732, which is expected to be recognized ratably over the next 2.7 years.
Restricted Stock
Restricted stock awards granted to employees generally vest in four equal annual installments. Restricted stock awards granted to non-employee directors vest on the earlier of (i) one year from the grant date and (ii) the date of the next annual meeting of the shareholders of the Company occurring after the date of grant.
The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2019	38,976	$12.31
Granted	28,680	14.92
Vested	(22,061)	13.99
Cancelled	—	—
Non-vested at December 31, 2020	45,595	$13.13

For the years ended December 31, 2020 and 2019, stock-based compensation expense for restricted stock was $368,544 and $302,350, respectively. Unrecognized stock-based compensation expense for restricted stock awards as of December 31, 2020 was $380,339 to be recognized ratably over two years.

Note 9:    Income Taxes
Income tax (benefit) provision reported in the consolidated income statements is comprised of the following:

	December 31,
	2020	2019
Current provision:
Federal	$—	$—
State, net of state tax credits	342,832	47,133
Total current provision	342,832	47,133
Deferred (benefit) provision:
Federal	(6,074,433)	652
State	(2,023,061)	921
Total deferred (benefit) provision	(8,097,494)	1,573
Total income tax (benefit) provision	$(7,754,662)	$48,706
The following are the components of the Company’s deferred tax assets (liabilities) for federal and state income taxes:

	December 31,
	2020	2019
Deferred income tax assets:
Accrued expenses	$697,411	$515,802
Deferred revenue	5,109,283	4,435,474
Lease liability	3,696,955	3,782,796
Goodwill - component 2	51,536	55,302
Restricted stock compensation	—	3,888
Nonqualified stock options	249,127	198,884
Net operating loss carryforwards	2,083,643	3,585,723
Tax credits	35,850	33,767
Asset basis difference related to property and equipment	—	213,971
Intangibles	890,440	595,814
Total deferred income tax assets	12,814,245	13,421,421
Deferred income tax liabilities:
Lease right-of-use asset	(3,153,951)	(3,267,892)
Deferred franchise costs	(291,915)	(406,522)
Goodwill - component 1	(321,967)	(245,446)
Asset basis difference related to property and equipment	(256,487)	—
Restricted stock compensation	(68,703)	—
Total deferred income tax liabilities	(4,093,023)	(3,919,860)
Valuation allowance	(713,589)	(9,591,424)
Net deferred tax asset (liability)	$8,007,633	$(89,863)
As of December 31, 2019, the Company maintained a valuation allowance of $9.6 million against its deferred tax assets because there was insufficient positive evidence to overcome the existing negative evidence such that it was not more likely than not that the deferred tax assets were realizable. While the Company reported pre-tax income for the year ended December

31, 2019 and 2018, the Company continued to maintain the valuation allowance through the third quarter of 2020 due to the lack of sustained profitability over the three-year period. As of December 31, 2020, The Joint Corp., without the VIE, reported another pre-tax income for the year, resulting in a cumulative three-year pre-tax profit. After weighing all the evidence, management determined that it was more likely than not that the deferred tax assets were realizable and, therefore, the valuation allowance was no longer required for The Joint Corp. As a result, the Company released the valuation allowance against all of the U.S. federal and state deferred tax assets during the fourth quarter of 2020 related to The Joint Corp., without the VIE. Accordingly, the Company recorded a $8.9 million income tax benefit for the year ended December 31, 2020 for the reversal of its deferred tax valuation allowance.
At December 31, 2020, The Joint Corp., without the VIE, had federal and state net operating losses of approximately $7.7 million and $9.8 million, respectively. These net operating losses are available to offset future taxable income and will begin to expire in 2036 for federal purposes and 2025 for state purposes. The Joint Corp. has research and development credits of $14,229 that will begin to expire in 2031 and $21,621 California alternative minimum tax credits that do not expire.
The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income, compared to the income tax (benefit) provision in the consolidated income statements:

	For the Years Ended December 31,
	2020		2019
	Amount	Percent	Amount	Percent
Expected federal tax expense	$1,136,657	21.0%	$731,503	21.0%
State tax provision, net of federal benefit	277,401	5.1%	315,805	9.1%
Change in valuation allowance	(8,877,736)	(164.0)%	(810,190)	(23.3)%
Other permanent differences	123,913	2.3%	41,711	1.2%
Stock compensation	(398,007)	(7.4)%	(232,686)	(6.7)%
Bargain purchase gain	—	—%	(5,205)	(0.1)%
Return to provision adjustments	(16,890)	(0.3)%	7,768	0.2%
(Benefit) provision	$(7,754,662)	(143.3)%	$48,706	1.4%
Changes in the Company's income tax (benefit) expense relate primarily to the release of valuation allowance in 2020, as well as changes in pretax income during the year ended December 31, 2020, as compared to year ended December 31, 2019. For the years ended December 31, 2020 and December 31, 2019, effective tax rates were (143.3)% and 1.4%, respectively. The difference between the statutory federal income tax rate and the Company's effective tax rate was primarily due to state taxes, the valuation allowance, VIE permanent differences, and stock-based compensation.
For the years ended December 31, 2020 and December 31, 2019, the Company had no uncertain tax positions or interest and penalties related to uncertain tax positions. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses, if any.
With exceptions due to the generation and utilization of net operating losses or credits, as of December 31, 2020, the Company is no longer subject to federal and state examinations by taxing authorities for tax years before 2017 and 2016, respectively.

Note 10:    Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the years ended December 31, 2020 and December 31, 2019:

		Years Ended December 31,
	Line Item in the Company’s Consolidated Income Statements	2020	2019
Finance lease costs:
Amortization of assets	Depreciation and amortization	$67,874	$24,675
Interest on lease liabilities	Other expense, net	11,575	6,832
Total finance lease costs		$79,449	$31,507
Operating lease costs	General and administrative expenses	$3,552,395	$3,005,124
Total lease costs		$3,631,844	$3,036,631

Supplemental information and balance sheet location related to leases is as follows:

	Years Ended December 31,
	2020	2019
Operating Leases:
Operating lease right-of -use asset	$11,581,435	$12,486,672
Operating lease liability, current portion	2,918,140	2,313,109
Operating lease liability, net of current portion	10,632,672	11,901,040
Total operating lease liability	$13,550,812	$14,214,149
Finance Leases:
Property and equipment, at cost	282,027	80,604
Less accumulated amortization	(92,549)	(24,675)
Property and equipment, net	$189,478	$55,929

Finance lease liability, current portion	70,507	24,253
Finance lease liability, net of current portion	132,469	34,398
Total finance lease liabilities	$202,976	$58,651

Weighted average remaining lease term (in years):
Operating leases	4.7	5.4
Finance lease	4.1	2.3

Weighted average discount rate:
Operating leases	8.5%	8.7%
Finance leases	5.3%	10.0%
Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
	2020	2019

Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$3,462,848	$2,834,903
Operating cash flows from finance leases	11,575	6,832
Financing cash flows from finance leases	57,097	21,954

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	1,869,080	1,350,090
Finance lease	$201,423	$80,604

Maturities of lease liabilities as of December 31, 2020 are as follows:

	Operating Leases	Finance Lease
2021	$3,925,287	$78,900
2022	3,797,361	48,975
2023	3,099,227	27,600
2024	2,494,385	27,600
2025	2,077,593	27,600
Thereafter	991,612	11,500
Total lease payments	16,385,465	222,175
Less: Imputed interest	(2,834,653)	(19,199)
Total lease obligations	13,550,812	202,976
Less: Current obligations	(2,918,140)	(70,507)
Long-term lease obligation	$10,632,672	$132,469
Total rent expense for the years ended December 31, 2020 and 2019 was $3,785,072 and $3,381,825, respectively.
During the fourth quarter of 2020, the Company entered into various operating leases for its new corporate clinics' space that have not yet commenced. These leases are expected to result in additional ROU asset and liability of approximately $2.7 million. These leases are expected to commence during the first quarter of 2021, with a lease terms of five to ten years.
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
The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of December 31, 2020, the Company operated or managed 64 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of December 31, 2020, the franchise system consisted of 515 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.
The tables below present financial information for the Company’s two operating business segments.

	Year Ended December 31,
	2020	2019
Revenues:
Corporate clinics	$31,771,288	$25,807,584
Franchise operations	26,911,688	22,643,316
Total revenues	$58,682,976	$48,450,900

Segment operating income:
Corporate clinics	$4,508,990	$3,365,295
Franchise operations	12,561,278	10,974,769
Total segment operating income	$17,070,268	$14,340,064

Depreciation and amortization:
Corporate clinics	$2,503,181	$1,707,575
Franchise operations	—	—
Corporate administration	231,281	191,682
Total depreciation and amortization	$2,734,462	$1,899,257

Reconciliation of total segment operating income to consolidated earnings before income taxes:
Total segment operating income	$17,070,268	$14,340,064
Unallocated corporate	(11,578,138)	(10,925,429)
Consolidated income from operations	5,492,130	3,414,635
Bargain purchase gain	—	19,298
Other (expense), net	(79,478)	(61,515)
Income before income tax expense	$5,412,652	$3,372,418

	December 31, 2020	December 31, 2019
Segment assets:
Corporate clinics	$24,928,311	$25,389,147
Franchise operations	9,744,375	7,466,629
Total segment assets	$34,672,686	$32,855,776

Unallocated cash and cash equivalents and restricted cash	$20,819,629	$8,641,877
Unallocated property and equipment	1,063,815	996,385
Other unallocated assets	9,176,713	1,211,629
Total assets	$65,732,843	$43,705,667
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

Note 12:    Related Party Transaction
In December 2020, the Company sold two franchise licenses to Marshall Gramm, who is a family member of the Managing Partner of Bandera Partners LLC. Bandera Partners LLC, is a beneficial holder of 5% or more of our outstanding common stock as of December 31, 2020 (approximately 12% as of December 31, 2020). The transaction involved terms no less favorable to the Company than those that would have been obtained in the absence of such affiliation. Amounts received from Mr. Gramm were $71,800 of which $71,494 was recorded as deferred revenue as of December 31, 2020. Although the Company has no way of estimating the aggregate amount of franchise fees, royalties, advertising fund fees, IT related income and computer software fees that Mr. Gramm will pay over the life of the franchise licenses, Mr. Gramm will be subject to such fees under the same terms and conditions as all other franchisees.

Note 13:    Subsequent Events
On January 1, 2021, the Company entered into an agreement under which the Company repurchased the right to develop franchises in various counties in Georgia. The total consideration for the transaction was $1,388,700. The Company carried a deferred revenue balance associated with this transaction of $35,679, representing the fee collected upon the execution of the regional developer agreement. The Company accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price. The Company recognized the net amount of $1,353,021 as reacquired development rights in January 2021, which will be amortized over the remaining original contract period of approximately 13 months.
On March 4, 2021, the Company elected to repay the full principal and accrued interest on the PPP loan of approximately $2.7 million from JPMorgan Chase Bank, N.A. without the prepayment penalty, in accordance with the terms of the PPP loan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. After conducting this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework (2013 Framework).
As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2019, we previously identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access, information security policies, and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. During 2020, management implemented our previously disclosed remediation plan that included: (i) updating our IT policies addressing ITGCs; (ii) educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs; (iv) developing enhanced risk assessment procedures and controls related to changes in IT systems; and (v) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.
During the fourth quarter of 2020, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result we have concluded the material weakness has been remediated as of December 31, 2020.
Changes in Internal Controls over Financial Reporting
Except for the changes in connection with our implementation of the remediation plan discussed above, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, employees at our corporate headquarters began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal control over financial reporting. We will continue to monitor the impact of COVID-19 on our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, and is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1	333-198860	3.2	9/19/2014
3.2	Amended and Restated Bylaws of Registrant, plus amendments.	8-K	001-36724	3(ii).1	3/7/2016
3.3	Second Amended and Restated Bylaws of The Joint Corp.	8-K	001-36724	3.(II)1	8/9/2018
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36724	4.1	3/6/2020
10.1#	Form of Indemnification Agreement between Registrant and each of its directors and officers and related schedule.	S-1	333-198860	10.1	9/19/2014
10.2#	Indemnification Agreement between Registrant and former director Fred Gerretzen.	S-1	333-198860	10.18	9/19/2014
10.3#	Indemnification Agreement between Registrant and former officer Ronald Record.	S-1	333-198860	10.19	9/19/2014
10.4#	2012 Stock Plan.	S-1	333-198860	10.2	9/19/2014
10.5#	Amended and Restated 2014 Incentive Stock Plan.	S-1	333-207632	10.3	10/27/2015
10.6#	Amendment to Amended and Restated 2014 Incentive Stock Plan	10-K	001-36724	10.6	3/6/2020
10.7#	Form of Incentive Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.4	10/27/2015
10.8#	Form of Incentive Stock Option Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.1	4/3/2019
10.9#	Amended Form of Incentive Stock Option Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.9	3/6/2020
10.10#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.5	10/27/2015
10.11#	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.2	4/3/2019
10.12#	Amended Form of Nonstatutory Stock Option Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.12	3/6/2020
10.13#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan for Article 7, Annual Option Grants.	S-1	333-207632	10.6	10/27/2015
10.14#	Form of Restricted Stock Award.	10-K	001-36724	10.54	3/9/2018
10.15#	Form of Restricted Stock Award Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.3	4/3/2019
10.16#	Amended Form of Restricted Stock Award Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.16	3/6/2020
10.17#	2017 Executive Short-Term Incentive Plan	10-K	001-36724	10.53	3/9/2018
10.18#	2018 Executive Short-Term Incentive Plan	10-K	001-36724	10.11	3/11/2019
10.19#	Executive Short-Term Incentive Plan (approved March 6, 2019)	10-K	001-36724	10.12	3/11/2019
10.20#	Executive Short-Term Incentive Plan (amended January 25, 2021)	8-K	001-36724	10.1	1/27/2021

10.21	Lease Agreement dated May 17, 2019 between Registrant and Terra Verde Owner LLC for Registrant’s office located at 16767 North Perimeter Drive, Suite 110, Scottsdale, Arizona 85260	10-K	001-36724	10.20	3/6/2020
10.22	Form of Registrant’s Franchise Disclosure Document.	S-1	333-198860	10.13	9/19/2014
10.23	Form of Registrant’s Regional Developer License Agreement.	S-1	333-198860	10.14	9/19/2014
10.24	Form of Registrant’s Franchise Agreement.	S-1	333-198860	10.15	9/19/2014
10.25	Asset Purchase Agreement dated July 17, 2019, by and among The Joint Corp., TJ of Savannah – Twelve Oaks, LLC, a Georgia limited liability company, TJ of Pooler, LLC, a Georgia limited liability company, and TJ of Bluffton, LLC, a Georgia limited liability company , Robyn Meglin and Allen Meglin, as amended	8-K	001-36724	10.1	7/23/2019
10.26	Asset and Franchise Purchase Agreement, dated August 1, 2019, among the Company, RJJ, LLC a South Carolina limited liability company, Robin Willey and Judy Willey	8-K	001-36724	10.1	8/5/2019
10.27	Asset and Franchise Agreement Purchase Agreement, dated August 15, 2019, among the Company, Well Adjusted Ventures, LLC, a California limited liability company, and Jim Burbach	8-K	001-36724	10.1	8/19/2019
10.28#	Employment Letter Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018	8-K	001-36724	10.1	11/8/2018
10.29#	Confidentiality, Noncompetition and Nonsolicitation Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018	8-K	001-36724	10.2	11/8/2018
10.30#	Amendment to Employment Letter Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018	10-K	001-36724	10.32	3/6/2020
10.31#	Employment Agreement dated April 27, 2016, between The Joint Corp. and Peter Holt	8-K	001-36724	10.1	5/3/2016
10.32#	Amended and Restated Employment Agreement dated January 3, 2017, between The Joint Corp., a Delaware corporation, and Peter Holt	8-K	001-36274	10.3	1/9/2017
10.33#	Employment Letter Agreement between The Joint Corp. and Peter Holt dated December 11, 2018	8-K	001-36724	10.1	12/6/2018
10.34#	Confidentiality, Noncompetition and Nonsolicitation Agreement between The Joint Corp. and Peter Holt dated December 11, 2018	10-K	001-36724	10.4	3/11/2019
10.35	Credit Agreement, dated as of February 28, 2020, among the Company, JPMorgan Chase Bank, N.A., as the Lender, and JPMorgan Chase Bank, N.A., as Administrative Agent and Sole Bookrunner and Sole Lead Arranger	8-K	001-36724	10.1	3/3/2020
10.36	Pledge and Security Agreement, dated as of February 28, 2020, among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-36724	10.2	3/3/2020
10.37	Term A Loan Note dated February 28, 2020	8-K	001-36724	10.3	3/3/2020
10.38	Revolving Loan Note dated February 28, 2020	8-K	001-36724	10.4	3/3/2020

10.39	Loan Note dated as of April 9, 2020	8-K	001-36724	10.1	4/15/2020
10.40
North Carolina Regional Developer License Purchase Agreement dated as of December 31, 2020 by and among the Company as purchaser, Wellness Incorporated, a North Carolina corporation as seller, and Paul Trindel as guarantor
						X
10.41
Georgia Regional Developer License Purchase Agreement dated as of January 1, 2021 by and among the Company as purchaser, Midtown Health Solutions, Inc., a Georgia corporation as seller, and Dr. Patrick Greco as guarantor
						X
21	List of subsidiaries of The Joint Corp.	S-1	333-198860	21.1	9/19/2014
23.1	Consent of Plante & Moran, PLLC					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
# Management contract or compensatory plan or arrangement
** Furnished, not filed
___________________

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2021.

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

Signature	Title	Date

/s/ Peter D. Holt	President, Chief Executive Officer and Director	March 5, 2021
Peter D. Holt	(Principal Executive Officer) and Director

/s/ Jake Singleton	Chief Financial Officer	March 5, 2021
Jake Singleton	(Principal Financial Officer)

/s/ Matthew E. Rubel	Lead Director	March 5, 2021
Matthew E. Rubel

/s/ James H. Amos, Jr.	Director	March 5, 2021
James H. Amos, Jr.

/s/ Ronald V. DaVella	Director	March 5, 2021
Ronald V. DaVella

/s/ Suzanne M. Decker	Director	March 5, 2021
Suzanne M. Decker

/s/ Abe Hong	Director	March 5, 2021
Abe Hong

/s/ Glenn J. Krevlin	Director	March 5, 2021
Glenn J. Krevlin