Form 10-Q
period 2021-03-31
JOINT Corp
filed 2021-05-07
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of May 3, 2021, the registrant had 14,226,700 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$17,834,526	$20,554,258
Restricted cash	172,624	265,371
Accounts receivable, net	2,292,507	1,850,499
Deferred franchise and regional development costs, current portion	910,008	897,551
Prepaid expenses and other current assets	1,950,402	1,566,025
Total current assets	23,160,067	25,133,704
Property and equipment, net	9,338,838	8,747,369
Operating lease right-of-use asset	13,010,941	11,581,435
Deferred franchise and regional development costs, net of current portion	4,467,579	4,340,756
Intangible assets, net	3,444,538	2,865,006
Goodwill	4,625,604	4,625,604
Deferred tax assets	8,426,443	8,007,633
Deposits and other assets	433,549	431,336
Total assets	$66,907,559	$65,732,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,154,803	$1,561,648
Accrued expenses	830,714	770,221
Co-op funds liability	172,623	248,468
Payroll liabilities	2,559,016	2,776,036
Debt under the Credit Agreement	2,000,000	—
Operating lease liability, current portion	3,125,921	2,918,140
Finance lease liability, current portion	75,992	70,507
Deferred franchise and regional developer fee revenue, current portion	3,045,868	3,000,369
Deferred revenue from company clinics ($2.7 million and $2.6 million attributable to VIE)	3,971,067	3,905,200
Debt under the Paycheck Protection Program	—	2,727,970
Other current liabilities	707,763	707,085
Total current liabilities	17,643,767	18,685,644
Operating lease liability, net of current portion	12,246,741	10,632,672
Finance lease liability, net of current portion	114,887	132,469
Debt under the Credit Agreement	—	2,000,000
Deferred franchise and regional developer fee revenue, net of current portion	13,560,449	13,503,745
Other liabilities	27,230	27,230
Total liabilities	43,593,074	44,981,760
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,288,111 shares issued and 14,257,325 shares outstanding as of March 31, 2021 and 14,174,237 shares issued and 14,157,070 outstanding as of December 31, 2020	14,288	14,174
Additional paid-in capital	42,217,157	41,350,001
Treasury stock 30,786 shares as of March 31, 2021 and 17,167 shares as of December 31, 2020, at cost	(761,265)	(143,111)
Accumulated deficit	(18,155,795)	(20,470,081)
Total The Joint Corp. stockholders' equity	23,314,385	20,750,983
Non-controlling Interest	100	100
Total equity	23,314,485	20,751,083
Total liabilities and stockholders' equity	$66,907,559	$65,732,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Revenues from company-owned or managed clinics	$9,470,860	$7,294,295
Royalty fees	4,769,246	3,718,230
Franchise fees	695,427	512,751
Advertising fund revenue	1,374,741	1,057,618
Software fees	760,537	645,725
Regional developer fees	217,956	207,642
Other revenues	259,198	208,225
Total revenues	17,547,965	13,644,486
Cost of revenues:
Franchise and regional development cost of revenues	1,624,572	1,417,491
IT cost of revenues	140,745	68,664
Total cost of revenues	1,765,317	1,486,155
Selling and marketing expenses	2,489,279	2,055,289
Depreciation and amortization	1,169,866	654,249
General and administrative expenses	10,087,060	8,694,250
Total selling, general and administrative expenses	13,746,205	11,403,788
Net loss on disposition or impairment	64,767	1,193
Income from operations	1,971,676	753,350
Other expense, net	(21,537)	(4,337)
Income before income tax benefit	1,950,139	749,013
Income tax benefit	(364,148)	(65,934)
Net income and comprehensive income	$2,314,287	$814,947
Less: income attributable to the non-controlling interest	—	—
Net income attributable to The Joint Corp. stockholders	$2,314,287	$814,947
Earnings per share:
Basic earnings per share	$0.16	$0.06
Diluted earnings per share	$0.16	$0.06
Basic weighted average shares	14,178,542	13,890,673
Diluted weighted average shares	14,854,809	14,483,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2020	14,174,237	$14,174	$41,350,001	17,167	$(143,111)	$(20,470,081)	$20,750,983	$100	$20,751,083
Stock-based compensation expense	—	—	246,494	—	—	—	246,494	—	246,494
Issuance of restricted stock	7,879	8	(8)	—	—	—	—	—	—
Exercise of stock options	105,995	106	620,670	—	—	—	620,776	—	620,776
Purchases of treasury stock under employee stock plans	—	—	—	13,619	(618,154)	—	(618,154)	—	(618,154)
Net income	—	—	—	—	—	2,314,287	2,314,287	—	2,314,287
Balances, March 31, 2021 (unaudited)	14,288,111	$14,288	$42,217,157	30,786	$(761,265)	$(18,155,795)	$23,314,385	$100	$23,314,485

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total
Balances, December 31, 2019	13,898,694	$13,899	$39,454,937	15,762	$(111,041)	$(33,637,395)	$5,720,400	$100	$5,720,500
Stock-based compensation expense	—	—	250,392	—	—	—	250,392	—	250,392
Issuance of restricted stock	15,578	16	(16)	—	—	—	—	—	—
Exercise of stock options	35,500	35	140,864	—	—	—	140,899	—	140,899
Net income	—	—	—	—	—	814,947	814,947	—	814,947
Balances, March 31, 2020 (unaudited)	13,949,772	$13,950	$39,846,177	16,013	$(114,815)	$(32,822,448)	$6,922,864	$100	$6,922,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$2,314,287	$814,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,169,866	654,249
Net loss on disposition or impairment (non-cash portion)	99,022	1,193
Net franchise fees recognized upon termination of franchise agreements	(69,702)	(14,862)
Deferred income taxes	(418,810)	(34,406)
Stock based compensation expense	246,494	250,392
Changes in operating assets and liabilities:
Accounts receivable	(442,008)	809,563
Prepaid expenses and other current assets	(384,377)	(18,073)
Deferred franchise costs	(204,112)	(104,483)
Deposits and other assets	(3,313)	(4,378)
Accounts payable	(443,463)	(80,682)
Accrued expenses	60,493	205,601
Payroll liabilities	(217,020)	(1,727,021)
Deferred revenue	329,383	339,523
Other liabilities	234,708	380,259
Net cash provided by operating activities	2,271,448	1,471,822

Cash flows from investing activities:
Purchase of property and equipment	(951,641)	(1,261,213)
Reacquisition and termination of regional developer rights	(1,388,700)	—
Payments received on notes receivable	—	39,720
Net cash used in investing activities	(2,340,341)	(1,221,493)

Cash flows from financing activities:
Payments of finance lease obligation	(18,238)	(7,214)
Purchases of treasury stock under employee stock plans	(618,154)	(3,774)
Proceeds from exercise of stock options	620,776	140,899
Proceeds from the Credit Agreement, net of related fees	—	1,947,352
Repayment of debt under the Paycheck Protection Program	(2,727,970)	—
Net cash (used in) provided by financing activities	(2,743,586)	2,077,263

(Decrease) increase in cash, cash equivalents and restricted cash	(2,812,479)	2,327,592
Cash, cash equivalents and restricted cash, beginning of period	20,819,629	8,641,877
Cash, cash equivalents and restricted cash, end of period	$18,007,150	$10,969,469

Reconciliation of cash, cash equivalents and restricted cash:	March 31, 2021	March 31, 2020
Cash and cash equivalents	$17,834,526	$10,712,846
Restricted cash	172,624	256,623
	$18,007,150	$10,969,469

During the three months ended March 31, 2021 and 2020, cash paid for income taxes was $0 for both periods. During the three months ended March 31, 2021 and 2020, cash paid for interest was $35,533 and $0, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosure of non-cash activity:
As of March 31, 2021, accounts payable include property and equipment purchases of $36,618. As of December 31, 2020, accounts payable and accrued expenses include property and equipment purchases of $126,239, and $163,434, respectively.
In connection with the Company’s reacquisition and termination of regional developer rights during the three months ended March 31, 2021, the Company had deferred revenue of $35,679 representing fees collected upon the execution of the regional developer agreement. The Company netted this amount against the aggregate purchase price.
As of March 31, 2021, the Company had $49,360 of proceeds from the exercise of stock options included in accounts receivable.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Such unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Form 10-K, which included all disclosures required by U.S. GAAP. The results of operations for the periods ended March 31, 2021 and 2020 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended March 31, 2021 and 2020 is unaudited.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other (expenses) income that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue, accounting for leases, and accounting for income taxes, see Note 1, "Nature of Operations and Summary of Significant Accounting Policies".
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
Comprehensive Income
Net income and comprehensive income are the same for the three months ended March 31, 2021 and 2020.
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
The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Franchised clinics:	2021	2020
Clinics open at beginning of period	515	453
Opened during the period	12	16
Sold during the period	—	—
Closed during the period	—	—
Clinics in operation at the end of the period	527	469

	Three Months Ended March 31,
Company-owned or managed clinics:	2021	2020
Clinics open at beginning of period	64	60
Opened during the period	1	1
Acquired during the period	—	—
Closed during the period	—	—
Clinics in operation at the end of the period	65	61

Total clinics in operation at the end of the period	592	530

Clinic licenses sold but not yet developed	223	176
Executed letters of intent for future clinic licenses	37	36
Variable Interest Entities
An entity deemed to be the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE.
Certain states prohibit the “corporate practice of medicine,” which restricts business corporations from practicing chiropractic care through the direct employment of chiropractic doctors or from exercising control over clinical decisions by chiropractic doctors. In states which prohibit the corporate practice of medicine, the Company typically enters into long-term management agreements with professional corporations ("PCs") that are owned by licensed chiropractic doctors, which, in turn, employ or contract with doctors who provide professional chiropractic care in its clinics. Under these management agreements with PCs, the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. Such PCs are VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because they are liabilities on the PC’s books and the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. The Company assessed the governance structure and operating procedures of the PCs and determined that the Company has the power to control certain significant non-clinical activities of the PCs, as defined by ASC 810. Therefore, the Company is the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. The carrying amount of VIE assets and liabilities are immaterial as of March 31, 2021, and December 31, 2020, except for amounts collected in advance for membership and wellness packages, which are recorded as deferred revenue. The VIE's deferred revenue liability balance as of March 31, 2021, and December 31, 2020 was $2.7 million and $2.6 million, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.
Restricted Cash
Restricted cash relates to cash that franchisees and company-owned or managed clinics contribute to the Company’s National Marketing Fund and cash that franchisees provide to various voluntary regional Co-Op Marketing Funds. Cash contributed by franchisees to the National Marketing Fund is to be used in accordance with the Company’s Franchise Disclosure Document with a focus on regional and national marketing and advertising. While such cash balance is not legally-segregated and restricted as to withdrawal or usage, the Company's accounting policy is to classify these funds as restricted cash.
Accounts Receivable
Accounts receivable primarily represent amounts due from franchisees for royalty fees. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2021 and December 31, 2020, the Company had an allowance for doubtful accounts of $0.
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

The FASB issued in August 2018 an update to accounting guidance related to implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred under such arrangements with the requirements for capitalizing costs incurred to develop or obtain internal-use software. Accordingly, implementation costs incurred in connection with a cloud computing arrangement that is a service contract are capitalized and such costs were included in prepaid expenses in the Company’s condensed consolidated balance sheet.
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
Intangible Assets
Intangible assets consist primarily of re-acquired franchise and regional developer rights and customer relationships.  The Company amortizes the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which generally range from one to eight years. In the case of regional developer rights, the Company generally amortizes the re-acquired regional developer rights over one to seven years. The fair value of customer relationships is amortized over their estimated useful life of two to four years.
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. During the three months ended March 31, 2021, certain operating lease right-of-use assets related to closed clinics with a total carrying amount of $0.5 million was written down to its fair value of $0.4 million. As a result, the Company recorded a noncash impairment loss of approximately $0.1 million during the three months ended March 31, 2021. No impairments of long-lived assets were recorded for the three months ended March 31, 2020.
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
Revenue Recognition
The Company generates revenue primarily through its company-owned and managed clinics, royalties, franchise fees, advertising fund contributions, IT related income and computer software fees from our franchisees.
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
Royalties and Advertising Fund Revenue. The Company collects royalties from its franchisees, as stipulated in the franchise agreement, equal to 7% of gross sales and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The revenue accounting standard provides an exception for the recognition of sales-based royalties promised in exchange for a license (which generally requires reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price). As the franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to the Company’s performance obligation under the franchise agreement, such royalties are recognized as franchisee clinic level sales occur. Royalties are collected semi-monthly, two working days after each sales period has ended.
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
Regional Developer Fees. The Company has a regional developer program where regional developers are granted exclusive geographical territory and commit to a minimum development obligation within that defined territory. Regional developer fees paid to the Company are non-refundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. The Company’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services provided by the Company are highly interrelated with the development of the territory and the resulting franchise licenses sold by the regional developer and as such are considered to represent a single performance obligation. In addition, regional developers receive fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur, which is funded by the 7% royalties collected from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements.
The Company entered into one regional developer agreement during the three months ended March 31, 2020 for which it received approximately $201,000. This fee was deferred as of the transaction date and is recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. The company did not enter into any new regional developer agreements during the three months ended March 31, 2021.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds.
The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $850,656 and $658,673 for the three months ended March 31, 2021, and 2020, respectively.
Income Taxes
Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date pre-tax income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected pre-tax income for the year and permanent differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.
Earnings per Common Share
Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by giving effect to all potentially dilutive common shares including restricted stock and stock options.

	Three Months Ended March 31,
	2021	2020
Net Income	$2,314,287	$814,947

Weighted average common shares outstanding - basic	14,178,542	13,890,673
Effect of dilutive securities:
Unvested restricted stock and stock options	676,267	592,911
Weighted average common shares outstanding - diluted	14,854,809	14,483,584

Basic earnings per share	$0.16	$0.06
Diluted earnings per share	$0.16	$0.06
Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Three Months Ended March 31,
Weighted average potentially dilutive securities:	2021	2020
Unvested restricted stock	1,698	—
Stock options	14,801	101,692
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
Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 becomes effective on January 1, 2023 for the Company. Early adoption is permitted. The Company is currently evaluating the potential impact of Topic 326 on the Company’s consolidated financial statements.
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
The transaction price in a standard franchise arrangement primarily consists of (a) initial franchise fees; (b) continuing franchise fees (royalties); (c) advertising fees; and (d) software fees. The revenue accounting standard provides an exception for the recognition of sales-based royalties promised in exchange for a license (which generally requires reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price).
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
Disaggregation of Revenue
The Company believes that the captions contained on the condensed consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the three months ended March 31, 2021 and 2020. Other revenues primarily consist of merchant income associated with credit card transactions.

Rollforward of Contract Liabilities and Contract Assets
Changes in the Company's contract liability for deferred franchise and regional development fees during the three months ended March 31, 2021 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2020	$16,504,114
Recognized as revenue during the three months ended March 31, 2021	(939,062)
Fees received and deferred during the three months ended March 31, 2021	1,041,265
Balance at March 31, 2021	$16,606,317
Changes in the Company's contract assets for deferred franchise and regional development costs during the three months ended March 31, 2021 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2020	$5,238,307
Recognized as cost of revenue during the three months ended March 31, 2021	(294,915)
Costs incurred and deferred during the three months ended March 31, 2021	434,195
Balance at March 31, 2021	$5,377,587
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2021:

Contract liabilities expected to be recognized in	Amount
2021 (remainder)	$2,317,749
2022	2,758,710
2023	2,460,622
2024	1,984,982
2025	1,768,199
Thereafter	5,316,055
Total	$16,606,317

Note 3: Property and Equipment
Property and equipment consist of the following:

	March 31, 2021	December 31, 2020
Office and computer equipment	$2,360,065	$2,194,348
Leasehold improvements	8,986,704	8,391,675
Software developed	1,193,007	1,193,007
Finance lease assets	258,253	282,027
	12,798,029	12,061,057
Accumulated depreciation and amortization	(7,246,632)	(6,890,837)
	5,551,397	5,170,220
Construction in progress	3,787,441	3,577,149
Property and equipment, net	$9,338,838	$8,747,369
Depreciation expense was $376,465 and $287,076 for the three months ended March 31, 2021 and 2020, respectively.

Amortization expense related to finance lease assets was $19,913 and $10,554 for the three months ended March 31, 2021 and 2020, respectively.
Construction in progress at March 31, 2021 and December 31, 2020 principally relates to development costs for software to be used by the Company and all clinics for operations, including point-of-sales system.
Note 4: Fair Value Measurements
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
As of March 31, 2021, and December 31, 2020, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
The Company’s non-financial assets, which primarily consist of goodwill, intangible assets, property, plant and equipment, and operating lease right-of-use assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their carrying amount. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable (and at least annually for goodwill), non-financial assets are assessed for impairment. If the fair value is determined to be lower than the carrying amount, an impairment charge is recorded to write down the asset to its fair value, which is considered Level 3 within the fair value hierarchy.
During the three months ended March 31, 2021, certain operating lease right-of-use assets related to closed clinics with a total carrying amount of $0.5 million was written down to its fair value of $0.4 million. Fair value of the Company's operating lease right-of-use assets was determined based on the discounted cash flows of the estimated market rents. As a result, the Company recorded a noncash impairment loss of approximately $0.1 million during the three months ended March 31, 2021. No impairments of long-lived assets were recorded for the three months ended March 31, 2020.
Note 5: Intangible Assets
On January 1, 2021, the Company entered into an agreement under which the Company repurchased the right to develop franchises in various counties in Georgia. The total consideration for the transaction was $1,388,700. The Company carried a deferred revenue balance associated with this transaction of $35,679, representing the unrecognized fee collected upon the execution of the regional developer agreement. The Company accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price. The Company recognized the net amount of $1,353,021 as reacquired development rights in January 2021, which is amortized over the remaining original contract period of approximately 13 months.
Intangible assets consist of the following:

	As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$3,246,894	$(2,270,916)	$975,978
Customer relationships	1,351,975	(1,199,337)	152,638
Reacquired development rights	4,406,221	(2,090,299)	2,315,922
	$9,005,090	$(5,560,552)	$3,444,538

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$3,246,894	$(2,107,730)	$1,139,164
Customer relationships	1,351,975	(1,130,800)	221,175
Reacquired development rights	3,053,201	(1,548,534)	1,504,667
	$7,652,070	$(4,787,064)	$2,865,006
Amortization expense related to the Company’s intangible assets was $773,488 and $356,619 for the three months ended March 31, 2021 and 2020, respectively.
Estimated amortization expense for 2021 and subsequent years is as follows:

Amount
2021 (remainder)	$2,189,279
2022	1,144,739
2023	90,521
2024	19,999
Total	$3,444,538

Note 6: Debt
Credit Agreement
On February 28, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., individually, and as Administrative Agent and Issuing Bank (“JPMorgan Chase” or the “Lender”). The Credit Agreement provides for senior secured credit facilities (the "Credit Facilities") in the amount of $7,500,000, including a $2,000,000 revolver (the "Revolver") and $5,500,000 development line of credit (the "Line of Credit"). The Revolver includes amounts available for letters of credit of up to $1,000,000 and an uncommitted additional amount of $2,500,000. All outstanding principal and interest on the Revolver are due on February 28, 2022. Principal and interest outstanding on the Line of Credit at the end of the first year are converted to a term loan payable in 36 monthly payments with a final maturity date of March 31, 2024. Principal amounts on the Line of Credit borrowed during the second year plus interest thereon which are outstanding at the end of the second year are converted to a second term loan payable in 36 monthly payments with a final maturity date of March 31, 2025. Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin, which is a one-, three- or six-month reserve adjusted Eurocurrency rate plus 2.00% or, at the election of the Company, an alternative base rate plus 1.00%. The alternative base rate is the greatest of the prime rate, the Federal Reserve Bank of New York rate plus 0.50% and the one-month reserve adjusted Eurocurrency plus 1.00%. Unused portions of the Credit Facilities bear interest at a rate equal to 0.25% per annum. If the current Eurocurrency rate is no longer available or representative, the loan agreement provides a mechanism for replacing that benchmark rate. The Credit Facilities are pre-payable at any time without penalty, other than customary breakage fees, and any voluntary repayments made by the Company would reduce the future required repayment amounts. The interest rate on funds borrowed under the Revolver as of March 31, 2021 was 2.25%.

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
On March 18, 2020, the Company drew down $2,000,000 under the Revolver as a precautionary measure in order to further strengthen its cash position and provide financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 outbreak. As of March 31, 2021, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement and the full $2,000,000 remains outstanding as of March 31, 2021.

Paycheck Protection Program Loan

On April 10, 2020, the Company received a loan in the amount of approximately $2.7 million from JPMorgan Chase Bank, N.A. (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration. The PPP is part of the Coronavirus Aid, Relief, and Economic Security Act, which provides for forgiveness of up to the full principal amount and accrued interest of qualifying loans guaranteed under the PPP. The Loan was granted pursuant to a Note dated April 9, 2020 issued by the Company. The Note had a maturity date of April 11, 2022 and bore interest at a rate of 0.98% per annum. On March 4, 2021, the Company elected to repay the full principal and accrued interest on the PPP loan of approximately $2.7 million from JPMorgan Chase Bank, N.A. without prepayment penalty, in accordance with the terms of the PPP loan.
Note 7: Stock-Based Compensation
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
Stock Options
The Company’s closing price on the date of grant is the basis of fair value of its common stock used in determining the value of share-based awards. To the extent the value of the Company’s share-based awards involves a measure of volatility, the Company uses available historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. The Company uses the simplified method to calculate the expected term of stock option grants to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. Accordingly, the expected life of the options granted is based on the average of the vesting term, which is generally four years and the contractual term, which is generally ten years. The Company will continue to evaluate the appropriateness of utilizing such method. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term.

The Company has computed the fair value of all options granted using the Black-Scholes-Merton model during the three months ended March 31, 2021 and 2020, using the following assumptions:

	Three Month Ended March 31,
	2021	2020
Expected volatility	57%	53%
Expected dividends	None	None
Expected term (years)	7	7
Risk-free rate	0.97%	0.89%
Forfeiture rate	5%	5%
The information below summarizes the stock options activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	835,601	$6.65	6.6
Granted	44,403	45.39
Exercised	(105,995)	5.86
Cancelled	—	—
Outstanding at March 31, 2021	774,009	$8.98	6.6
Exercisable at March 31, 2021	532,573	$5.14	5.8
For the three months ended March 31, 2021 and 2020, stock-based compensation expense for stock options was $150,879 and $147,008, respectively.
Restricted Stock
Restricted stocks granted to employees generally vest in four equal annual installments. Restricted stocks granted to non-employee directors typically vest in full one year after the date of grant.
The information below summarizes the restricted stock activity for the three months ended March 31, 2021:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2020	45,595	$13.13
Granted	5,095	45.39
Vested	(5,981)	13.44
Cancelled	—	—
Non-vested at March 31, 2021	44,709	$16.77
For the three months ended March 31, 2021 and 2020, stock-based compensation expense for restricted stock was $95,615 and $103,384, respectively.
Note 8: Income Taxes
During the three months ended March 31, 2021 and 2020, the Company recorded income tax benefit of $364,148 and $65,934, respectively. The Company’s effective tax rate differs from the federal statutory tax rate due to permanent differences and state taxes. The negative effective tax rate for the three months ended March 31, 2021 was primarily driven by excess tax benefits from exercise of stock options. The negative effective tax rate for the three months ended March 31, 2020 was due to a projected tax expense on a projected loss for the year at the time.
Note 9: Commitments and Contingencies

Leases
The table below summarizes the components of lease expense and income statement location for the three months ended March 31, 2021 and 2020:

	Line Item in the Company’s Consolidated Income Statements	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Finance lease costs:
Amortization of assets	Depreciation and amortization	$19,913	$10,554
Interest on lease liabilities	Other expense, net	2,623	2,283
Total finance lease costs		22,536	12,837
Operating lease costs	General and administrative expenses	941,037	$849,891
Total lease costs		$963,573	$862,728
Supplemental information and balance sheet location related to leases is as follows:

	March 31, 2021	December 31, 2020
Operating Leases:
Operating lease right-of -use asset	$13,010,941	$11,581,435
Operating lease liability - current portion	$3,125,921	$2,918,140
Operating lease liability - net of current portion	12,246,741	10,632,672
Total operating lease liability	$15,372,662	$13,550,812
Finance Leases:
Property and equipment, at cost	$258,253	$282,027
Less accumulated amortization	(82,547)	(92,549)
Property and equipment, net	$175,706	$189,478
Finance lease liability - current portion	75,992	70,507
Finance lease liability - net of current portion	114,887	132,469
Total finance lease liabilities	$190,879	$202,976
Weighted average remaining lease term (in years):
Operating leases	4.9	4.7
Finance lease	3.9	4.1
Weighted average discount rate:
Operating leases	8.3%	8.5%
Finance leases	5.3%	5.3%
Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$979,349	$765,093
Operating cash flows from finance leases	2,623	2,283
Financing cash flows from finance leases	18,238	7,214

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$2,191,809	$549,004
Finance lease	6,141	151,396

Maturities of lease liabilities as of March 31, 2021 are as follows:

	Operating Leases	Finance Lease
2021 (remainder)	$3,154,129	$62,585
2022	4,318,485	50,882
2023	3,593,576	27,600
2024	2,996,026	27,600
2025	2,585,425	27,600
Thereafter	2,095,334	11,500
Total lease payments	$18,742,975	$207,767
Less: Imputed interest	(3,370,313)	(16,888)
Total lease obligations	15,372,662	190,879
Less: Current obligations	(3,125,921)	(75,992)
Long-term lease obligation	$12,246,741	$114,887
During the first quarter of 2021, the Company entered into various operating leases that have not yet commenced for spaces to be used by the Company’s new corporate clinics. These leases are expected to result in additional ROU assets and liabilities of approximately $2.2 million. These leases are expected to commence during the second and the third quarter of 2021, with lease terms of five to ten years.
Litigation
In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.
Note 10: Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.
The Company has two operating business segments and one non-operating business segment. The Corporate Clinics segment is composed of the operating activities of the company-owned or managed clinics. As of March 31, 2021, the Company operated or managed 65 clinics under this segment. The Franchise Operations segment is composed of the operating activities of the franchise business unit. As of March 31, 2021, the franchise system consisted of 527 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.

The tables below present financial information for the Company’s two operating business segments.

	Three Months Ended
	March 31,
Revenues:	2021	2020
Corporate clinics	$9,470,860	$7,294,295
Franchise operations	8,077,105	6,350,191
Total revenues	$17,547,965	$13,644,486

Depreciation and amortization:
Corporate clinics	1,093,833	577,543
Franchise operations	342	342
Corporate administration	75,691	76,364
Total depreciation and amortization	$1,169,866	$654,249

Segment operating income:
Corporate clinics	$1,349,057	$783,706
Franchise operations	3,847,773	2,844,298
Total segment operating income	$5,196,830	$3,628,004

Reconciliation of total segment operating income to consolidated earnings before income taxes:

Total segment operating income	$5,196,830	$3,628,004
Unallocated corporate	(3,225,154)	(2,874,654)
Consolidated income from operations	1,971,676	753,350
Other expense, net	21,537	4,337
Income before income tax benefit	$1,950,139	$749,013

Segment assets:	March 31, 2021	December 31, 2020
Corporate clinics	$27,788,949	$24,928,311
Franchise operations	10,192,465	9,744,375
Total segment assets	37,981,414	34,672,686

Unallocated cash and cash equivalents and restricted cash	18,007,150	20,819,629
Unallocated property and equipment	999,468	1,063,815
Other unallocated assets	9,919,527	9,176,713
Total assets	$66,907,559	$65,732,843
“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.
Note 11: Other Comments
COVID-19 Update

The Company's business remained healthy and resilient during the first quarter of 2021 despite the ongoing pandemic. However, the extent to which the COVID-19 pandemic will impact the Company's business and operations will depend on future developments that are highly uncertain. The Company's 2020 revenue and earnings were negatively impacted compared to its pre-COVID-19 pandemic expectations, and the pandemic may have a negative impact on the Company's revenue and net income in

2021. Even as government restrictions are lifted, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect patient behavior and spending levels and could result in reduced visits and patient spending trends that adversely impact the Company's financial position and results of operations. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state, or local authorities, or that it determines are in the best interests of its employees and patients.

Note 12: Subsequent Events
On April 1, 2021, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller two operating franchises in Phoenix, Arizona. The Company operates the franchises as company-owned clinics. The total purchase price for the transaction was $1,925,000, less $29,417 of net deferred revenue resulting in total purchase consideration of $1,895,583.
On April 1, 2021, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller six operating franchises in North Carolina. The Company operates the franchises as company-managed clinics. The total purchase price for the transaction was $2,600,000, less $43,728 of net deferred revenue resulting in total purchase consideration of $2,556,272.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of this Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risks and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of this Form 10-Q that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
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

•our security systems may be breached, and we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain patients; and

• legislation, regulations, as well as new medical procedures and techniques, could reduce or eliminate our competitive advantages.

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

Key Performance Measures.  We receive monthly performance reports from our system and our clinics which include key performance indicators per clinic including gross sales, comparable same-store sales growth, or “Comp Sales,” number of new patients, conversion percentage, and member attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales, adjusted EBITDA, and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. System-wide sales include sales at all clinics, whether operated by us or by franchisees. While franchised sales are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base. Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment. There was no bargain purchase gain for the three months ended March 31, 2021 and 2020.
Key Clinic Development Trends.   As of March 31, 2021, we and our franchisees operated or managed 592 clinics, of which 527 were operated or managed by franchisees and 65 were operated as company-owned or managed clinics. Of the 65 company-owned or managed clinics, 24 were constructed and developed by us, and 41 were acquired from franchisees.
Our current strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy, and continue to expand our corporate clinic portfolio within clustered locations. The number of franchise licenses sold for the year ended December 31, 2020 was 121, compared with 126 and 99 licenses for the years ended December 31, 2019 and 2018, respectively. We ended the first three months of 2021 with 21 regional developers who were responsible for 81% of the 26 licenses sold during the period. This strong result reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the accelerated development of greenfield units and the further selective acquisition of existing franchised clinics. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. During the quarter ended March 31, 2021, we opened one greenfield clinic, and as of March 31, 2021, we executed 20 leases for future greenfield clinic locations, and had 3 additional letters-of-intent in place for further greenfield expansion.
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
COVID-19 Update

The COVID-19 pandemic and related governmental control measures severely disrupted our business during the second quarter of 2020. During this period, we experienced a significant reduction in patient traffic and spending trends. With the easing to varying degrees of restrictive public health orders in May 2020, patient traffic recovered substantially throughout the year following a low point in April 2020. For the remainder of 2020, steadily improving key metrics, including gross sales, Comp Sales, patient traffic, and new patient conversion rate, drove our 2020 full year operating income to all-time high.

The U.S. economy continued on a path to recovery in the first quarter of 2021 with millions of Americans receiving the COVID-19 vaccine and easing government-imposed restrictions. As mentioned in our results of operations, our business remained healthy and resilient despite the ongoing pandemic.

Despite the continued improvements, the extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain. Our 2020 revenue and earnings were negatively impacted compared to our pre-COVID-19 pandemic expectations, and the pandemic may have a negative impact on our revenue and net income in 2021. Even as government restrictions are lifted, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect patient behavior and spending levels and could result in reduced visits and patient spending trends that adversely impact our financial position and results of operations. In addition, the impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including new or more restrictive stay-at-home orders and other new or revised public health requirements recommended or imposed by federal, state and local authorities. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies.

In spite of these challenges, and other factors, which may individually or in combination slow the current recovery from the COVID-19 pandemic-induced disruptions, we believe we are well-positioned to operate effectively through the present environment, as we continue to conduct business as usual with modifications to employee travels, employee work locations, and with our new sanitary and safety measures in our clinics. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and patients.

Other Significant Events and/or Recent Developments
For the three months ended March 31, 2021:
•Comp Sales of clinics that have been open for at least 13 full months increased 21%.

•Comp Sales for mature clinics open 48 months or more increased 14%.

•System-wide sales for all clinics open for any amount of time grew 28%.
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
On January 1, 2021, we entered into an agreement under which we repurchased the right to develop franchises in various counties in Georgia. The total consideration for the transaction was $1,388,700. We carried a deferred revenue balance associated with this transaction of $35,679, representing the fee collected upon the execution of the regional developer agreement. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price. We recognized the net amount of $1,353,021 as reacquired development rights in January 2021, which is amortized over the remaining original contract period of approximately 13 months.

On March 4, 2021, we elected to repay the full principal and accrued interest on the PPP loan of approximately $2.7 million from JPMorgan Chase Bank, N.A. without prepayment penalty, in accordance with the terms of the PPP loan.
On April 1, 2021, we entered into an Asset and Franchise Purchase Agreement under which we repurchased from the seller two operating franchises in Phoenix, Arizona. We operate the franchises as company-owned clinics. The total purchase price for the transaction was $1,925,000, less $29,417 of net deferred revenue resulting in total purchase consideration of $1,895,583.
On April 1, 2021, we entered into an Asset and Franchise Purchase Agreement under which we repurchased from the seller six operating franchises in North Carolina. We operate the franchises as company-managed clinics. The total purchase price for the transaction was $2,600,000, less $43,728 of net deferred revenue resulting in total purchase consideration of $2,556,272
For the three months ended March 31, 2021, we constructed and developed one new corporate clinic.

2021 Full Year Outlook

•We expect our revenues to be between $73.5 million and $77.5 million, compared to $58.7 million in 2020.
•We expect our adjusted EBITDA to be between $11.0 million and $12.5 million, compared to $9.1 million in 2020.
•We expect franchised clinic openings to be between 80 and 100, compared to 70 in 2020.
•We expect Company-owned or managed clinics, through a combination of both greenfields and buybacks, to increase by between 20 and 30, compared to 4 in 2020.

We believe we are well positioned for the remainder of 2021 due to, among other things, our resilient business model, planned new clinics openings and expansion of company-owned or managed clinics, and current positive economic trends. However, the long-term impact of COVID-19 on our operational and financial performance will depend on certain developments including the duration, spread, severity, and potential recurrence of the virus. These potential developments are uncertain and cannot be predicted and as such, the extent to which COVID-19 will impact our business, operations, financial condition and results of operations over the long term is unknown.
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
Significant Accounting Polices and Estimates
There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2021 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues - three months ended March 31, 2021 compared with three months ended March 31, 2020
Components of revenues were as follows:

	Three Months Ended March 31,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues from company-owned or managed clinics	$9,470,860	$7,294,295	$2,176,565	29.8%
Royalty fees	4,769,246	3,718,230	$1,051,016	28.3%
Franchise fees	695,427	512,751	$182,676	35.6%
Advertising fund revenue	1,374,741	1,057,618	$317,123	30.0%
IT related income and software fees	760,537	645,725	$114,812	17.8%
Regional developer fees	217,956	207,642	$10,314	5.0%
Other revenues	259,198	208,225	$50,973	24.5%
Total revenues	$17,547,965	$13,644,486	$3,903,479	28.6%
Consolidated Results

•Total revenues increased by $3.9 million, primarily due to the continued expansion and revenue growth of our franchise base and the continued revenue growth and expansion of our company owned or managed clinics portfolio.
Corporate Clinics
•Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of our corporate-owned or managed clinics portfolio.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics. As of March 31, 2021 and 2020, there were 527 and 469 franchised clinics in operation, respectively.
•Franchise fees increased due to an increase in executed franchise agreements, as these fees are recognized ratably over the term of the respective franchise agreement.
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Other revenues primarily consist of merchant income associated with credit card transactions.

Three Months Ended March 31,	2021	2020	Change from Prior Year	Percent Change from Prior Year

Cost of Revenues	1,765,317	1,486,155	$279,162	18.8%
For the three months ended March 31, 2021, as compared with the three months ended March 31, 2020, the total cost of revenues increased primarily due to an increase in regional developer royalties and sales commissions of $0.2 million.
Selling and Marketing Expenses

Three Months Ended March 31,	2021	2020	Change from Prior Year	Percent Change from Prior Year

Selling and Marketing Expenses	2,489,279	2,055,289	$433,990	21.1%
Selling and marketing expenses increased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, driven by an increase in advertising fund expenditures from a larger franchise base and an increase in local marketing expenditures by the company-owned or managed clinics.
Depreciation and Amortization Expenses

Three Months Ended March 31,	2021	2020	Change from Prior Year	Percent Change from Prior Year

Depreciation and Amortization Expenses	1,169,866	654,249	$515,617	78.8%
Depreciation and amortization expenses increased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to the development rights reacquired in December 2020 and January 2021 for a total net consideration of $2.4 million, which are amortized over the remaining original contract periods of approximately 13 to 25 months.
General and Administrative Expenses

Three Months Ended March 31,	2021	2020	Change from Prior Year	Percent Change from Prior Year

General and Administrative Expenses	10,087,060	8,694,250	$1,392,810	16.0%
General and administrative expenses increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in payroll and related expenses to support continued clinic count and revenue growth. As a percentage of revenue, general and administrative expenses during the three months ended March 31, 2021 and 2020 were 57% and 64%, respectively, reflecting improved leverage in the operating model, which is not expected to continue when more greenfields are opened.
Profit from Operations

Three Months Ended March 31,	2021	2020	Change from Prior Year	Percent Change from Prior Year

Income from Operations	1,971,676	753,350	$1,218,326	161.7%
Consolidated Results
Consolidated income from operations increased by $1.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the improved operating income in both the corporate clinics and the franchise operations segments, partially offset by increased expenses in the unallocated corporate segment discussed below.
Corporate Clinics
Our corporate clinics segment had income from operations of $1.3 million for the three months ended March 31, 2021, an increase of $0.6 million compared to income from operations of $0.8 million for the prior year period. The increase was primarily due to:
•An increase in revenues of $2.2 million from company-owned or managed clinics; partially offset by
•A $1.6 million increase in operating expenses primarily driven by: (i) an increase in payroll-related expenses due to a higher head count to support the expansion of our corporate clinic portfolio, (ii) an increase in depreciation and administration expense due to the amortization of reacquired development rights discussed above, and (iii) an increase in selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics.
Franchise Operations
Our franchise operations segment had income from operations of $3.8 million for the three months ended March 31, 2021, an increase of $1.0 million, compared to income from operations of $2.8 million for the prior year period. This increase was primarily due to:
•An increase of $1.7 million in total revenues; partially offset by
•An increase of $0.3 million in cost of revenues primarily due to an increase in regional developer royalties and sales commissions and an increase of $0.5 million in operating expenses, primarily due to an increase in selling and marketing expenses resulting from a larger franchise base, as well as due to an increase in payroll-related expenses due to a higher head count.
Unallocated Corporate
Unallocated corporate expenses for the three months ended March 31, 2021 increased by $0.4 million compared to the prior year period, primarily due to higher general and administrative expenses mostly due to higher payroll related expenses to support continued clinic count and revenue growth in both operating segments.

Non-GAAP Financial Measures
The table below reconciles net income to Adjusted EBITDA for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Non-GAAP Financial Data:
Net income	$2,314,287	$814,947
Net interest expense	21,537	4,337
Depreciation and amortization expense	1,169,866	654,249
Tax expense benefit	(364,148)	(65,934)
EBITDA	3,141,542	1,407,599
Stock compensation expense	246,494	250,392
Acquisition related expenses	5,974	—
Loss on disposition or impairment	64,767	1,193
Adjusted EBITDA	$3,458,777	$1,659,184

Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment. There was no bargain purchase gain for the three months ended March 31, 2021 and 2020. We have provided Adjusted EBITDA because it is a non-GAAP measure of financial performance commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

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
Liquidity and Capital Resources
As of March 31, 2021, we had unrestricted cash and short-term bank deposits of $17.8 million and $5.5 million of available capacity under the development line of credit. While the ongoing COVID-19 pandemic creates potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our development line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next twelve months.

While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created uncertainty as to general economic conditions for the remainder of 2021 and beyond, as of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2021, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainty surrounding the COVID-19 pandemic, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Due to the ongoing COVID-19 pandemic, the levels of our cash flows from operations for 2021 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities increased by $0.8 million to $2.3 million for the three months ended March 31, 2021, compared to $1.5 million for the three months ended March 31, 2020. The increase was primarily attributable to an increase in revenue over the prior year period, which was partially offset by an increase in general and administrative expenses over the prior year period.
Net cash used in investing activities was $2.3 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, this included purchases of property and equipment of $1.0 million and reacquisition and termination of regional developer rights for $1.4 million. For the three months ended March 31, 2020, this included purchases of property and equipment of $1.3 million.
Net cash used in financing activities for the three months ended March 31, 2021 was $2.7 million, compared with net cash provided by financing activities of $2.1 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, this included repayment of the PPP loan of $2.7 million and purchases of treasury stock for $0.6 million, which were partially offset by the proceeds from the exercise of stock options of $0.6 million. For the three months ended March 31, 2020, this included proceeds from the credit facility, net of related fees of $1.9 million and from the exercise of stock options of $0.1 million.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our management concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 outbreak, employees at our corporate headquarters began working remotely in March 2020. But these changes to the working environment did not have a material effect on our internal control over financial reporting. We will continue to monitor the impact of COVID-19 on our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, we are a party to litigation from time to time.

ITEM 1A. RISK FACTORS
We documented our risk factors in Item 1A of Part I of our Form 10-K for the year ended December 31, 2020. Other than the updates identified below, which should be read in conjunction with the risk factors as they appear in such Form 10-K, there have been no material changes to our risk factors since the filing of that report.
The following risks related to our business have been updated or replaced:
The disclosures in the risk factor under the heading “State regulations on corporate practice of chiropractic” have been updated below with regard to the State of Washington:

In February 2020, the State of Washington Chiropractic Quality Assurance Commission delivered notices that it was investigating complaints made against three chiropractors who own clinics, or are (or were) employed by clinics, in Washington. These clinics receive management services from our franchisees that are not owned by chiropractors. The notices contained allegations of fee-splitting, specifically targeting a provision in our Franchise Disclosure Document providing for the payment of royalty fees based on revenue derived from the furnishing of chiropractic care. The notices appeared to question our business model. The Commission posed a number of questions to the chiropractors and requested documentation describing the fee structure and related matters. All three chiropractors responded to the Commission, and the Commission has since closed the investigations with respect to two of the chiropractors, finding that the evidence did not support any claim of violation. The third investigation remains outstanding.

The risk factor under the heading “Expected new federal regulations under the Biden administration expanding the meaning of “joint employer” and evolving state laws increase our potential liability for employment law violations by our franchisees and the likelihood that we may be required to participate in collective bargaining with our franchisees’ employees” has been updated and replaced in its entirety by the following:

Background

As a franchisor, we could be liable for certain employment law and other labor-related claims against our franchisees if we are found to be a joint employer of our franchisees’ employees.

A July 2014 decision by the United States National Labor Relations Board (NLRB) held that McDonald’s Corporation could be held liable as a “joint employer” for labor and wage violations by its franchisees under the Fair Labor Standards Act (FLSA). After this decision, the NLRB issued a number of complaints against McDonald’s Corporation in connection with these violations, although these complaints were ultimately settled without any admission of liability by McDonald’s. Additionally, an August 2015 decision by the NLRB held that Browning-Ferris Industries was a “joint employer” for purposes of collective bargaining under the National Labor Relations Act (NLRA) and, thus, obligated to negotiate with the Teamsters union over workers supplied by a contract staffing firm within one of its recycling plants.

In an effort to effectively reverse the McDonald’s Corporation decision, in 2020, the Department of Labor (DOL) issued a final rule narrowing the meaning of “joint employer” in the FLSA. Much of the new rule relating to “joint employer” status was then vacated by the United States District Court for the Southern District of New York in a lawsuit brought by various state attorneys general, which decision was appealed by the DOL. Similarly, in an effort to effectively reverse the Browning-Ferris decision, in 2020, the NLRB issued a final rule, narrowing the meaning of “joint employer” in the collective bargaining context under the NLRA.

Current Status

The Protecting the Right to Organize (PRO) Act, supported by the Biden administration, was passed by the U.S. House of Representatives in March 2021 and will now move to the Senate for consideration. The PRO Act, among other things, seeks to codify for purposes of the NLRA the Browning-Ferris expansive definition of “joint employer.” The PRO Act requires the NLRB and courts to consider not only an entity’s direct control, but to also consider an entity’s indirect control, over an individual’s terms and conditions of employment, including any reserved authority to control such terms and conditions, which standing alone, can be sufficient to make a finding of a “joint employer” relationship.

The PRO Act's revision of the joint employer rule could subject franchisors to potential liability under the NLRA for actions taken by their franchisees, depending on the degree of control exercised by the franchisor over the franchisee’s employees. Under the NLRA, a joint employer may be required to bargain with a union representing jointly employed workers, may be subject to joint liability for unfair labor practices committed by the other employer and may be subject to labor picketing that otherwise would be unlawful.

In addition, in March 2021, the DOL proposed the withdrawal of the joint employer final rules under the Fair Labor Standards Act (FLSA), which had narrowed the definition of “joint employer” under the FLSA. Key provisions of the joint employer final rules had already been vacated by the United States District Court for the Southern District of New York in a lawsuit brought by various state attorneys general. Under a more expansive definition of “joint employer,” a franchisor could be jointly liable with its franchisee for minimum wages and overtime pay violations, depending on the extent of control and supervision the franchisor is able to exercise over the franchisee’s employees. The public comment period with respect to the DOL’s proposed withdrawal of the joint employer final rule under the FLSA closed in April 2021.

Similar to efforts to expand the definition of “joint employer” under the NLRA and the FLSA, it is expected that the Equal Opportunity Employment Commission (EEOC), which enforces anti-discrimination laws, will issue rules which include an expansive definition of “joint employer” as well.

The following disclosure remains materially unchanged from Item 1A of Part I of our Form 10-K for the year ended December 31, 2020:

California adopted Assembly Bill 5, or AB-5, which took effect on January 1, 2020. This legislation codified the standard established in a California Supreme Court case (Dynamex Operations West v. Superior Court) for determining whether workers should be classified as employees or independent contractors, with a strict test that put the burden of proof on employers to establish that workers are not employees. The law was aimed at the so-called “gig economy” where workers in many industries are treated as independent contractors, rather than employees, and lack the protections of wage and hour laws, although California voters recently approved a ballot initiative, now under court review, to exclude app-based drivers from the application of AB-5. AB-5 is not a franchise-specific law and does not address joint employer liability; however, a significant concern exists in the franchise industry that an expansive interpretation of AB-5 or similar law could be used to hold franchisors jointly liable for the labor law violations of its franchisees. Courts addressing this issue have come to differing conclusions, and while it remains uncertain as to how the joint employer issue will finally be resolved in California, potential new federal laws or regulations may ultimately be controlling on this issue.

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
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-198860) filed with the Securities and Exchange Commission on September 19, 2014)

3.2
Second Amended and Restated Bylaws of The Joint Corp. (incorporated by reference to Exhibit 3.(II)1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36724) filed with the Securities and Exchange Commission on August 9, 2018)

10.1
Executive Short-Term Incentive Plan (amended January 25, 2021) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36724) filed with the Securities and Exchange Commission on January 27, 2021)

10.2
Georgia Regional Developer License Purchase Agreement dated as of January 1, 2021 by and among the Company as purchaser, Midtown Health Solutions, Inc., a Georgia corporation as seller, and Dr. Patrick Greco as guarantor (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission File No. 001-36724) filed with the Securities and Exchange Commission on March 5, 2021

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

THE JOINT CORP.

Dated: May 7, 2021	By:	/s/ Peter D. Holt
Peter D. Holt President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2021	By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer)