Form 10-Q
period 2021-06-30
JOINT Corp
filed 2021-08-06
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 2, 2021, the registrant had 14,376,084 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$18,521,042	$20,554,258
Restricted cash	313,303	265,371
Accounts receivable, net	2,805,387	1,850,499
Deferred franchise and regional development costs, current portion	973,224	897,551
Prepaid expenses and other current assets	1,590,448	1,566,025
Total current assets	24,203,404	25,133,704
Property and equipment, net	12,418,496	8,747,369
Operating lease right-of-use asset	15,232,136	11,581,435
Deferred franchise and regional development costs, net of current portion	5,042,889	4,340,756
Intangible assets, net	6,176,429	2,865,006
Goodwill	5,128,302	4,625,604
Deferred tax assets	9,388,264	8,007,633
Deposits and other assets	474,782	431,336
Total assets	$78,064,702	$65,732,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,160,642	$1,561,648
Accrued expenses	1,143,858	770,221
Co-op funds liability	313,304	248,468
Payroll liabilities	4,624,414	2,776,036
Debt under the Credit Agreement	2,000,000	—
Operating lease liability, current portion	3,605,458	2,918,140
Finance lease liability, current portion	79,752	70,507
Deferred franchise and regional developer fee revenue, current portion	3,162,710	3,000,369
Deferred revenue from company clinics ($2.9 million and $2.6 million attributable to VIEs)	4,366,186	3,905,200
Debt under the Paycheck Protection Program	—	2,727,970
Other current liabilities	551,035	707,085
Total current liabilities	22,007,359	18,685,644
Operating lease liability, net of current portion	14,297,918	10,632,672
Finance lease liability, net of current portion	99,772	132,469
Debt under the Credit Agreement	—	2,000,000
Deferred franchise and regional developer fee revenue, net of current portion	14,708,216	13,503,745
Other liabilities	27,230	27,230
Total liabilities	51,140,495	44,981,760
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,406,148 shares issued and 14,375,362 shares outstanding as of June 30, 2021 and 14,174,237 shares issued and 14,157,070 outstanding as of December 31, 2020	14,405	14,174
Additional paid-in capital	43,142,391	41,350,001
Treasury stock 30,786 shares as of June 30, 2021 and 17,167 shares as of December 31, 2020, at cost	(761,265)	(143,111)
Accumulated deficit	(15,471,424)	(20,470,081)
Total The Joint Corp. stockholders' equity	26,924,107	20,750,983
Non-controlling Interest	100	100
Total equity	26,924,207	20,751,083
Total liabilities and stockholders' equity	$78,064,702	$65,732,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Revenues from company-owned or managed clinics	$11,433,072	$6,856,807	$20,903,933	$14,151,102
Royalty fees	5,332,618	3,268,653	10,101,862	6,986,883
Franchise fees	623,655	523,964	1,319,082	1,036,716
Advertising fund revenue	1,518,908	930,795	2,893,650	1,988,413
Software fees	786,037	631,198	1,546,574	1,276,922
Regional developer fees	214,434	213,424	432,390	421,066
Other revenues	310,074	164,952	569,271	373,177
Total revenues	20,218,798	12,589,793	37,766,762	26,234,279
Cost of revenues:
Franchise and regional development cost of revenues	1,786,833	1,275,191	3,411,404	2,692,682
IT cost of revenues	251,705	92,450	392,450	161,115
Total cost of revenues	2,038,538	1,367,641	3,803,854	2,853,797
Selling and marketing expenses	3,132,715	1,783,666	5,622,043	3,838,954
Depreciation and amortization	1,443,018	693,400	2,612,884	1,347,649
General and administrative expenses	11,614,444	8,541,108	21,701,047	17,235,358
Total selling, general and administrative expenses	16,190,177	11,018,174	29,935,974	22,421,961
Net (gain) loss on disposition or impairment	(44,260)	(54,606)	20,508	(53,413)
Income from operations	2,034,343	258,584	4,006,426	1,011,934
Other expense, net	(16,373)	(25,243)	(37,909)	(29,581)
Income before income tax (benefit) expense	2,017,970	233,341	3,968,517	982,353
Income tax (benefit) expense	(665,992)	117,756	(1,030,140)	51,821
Net income	$2,683,962	$115,585	$4,998,657	$930,532
Earnings per share:
Basic earnings per share	$0.19	$0.01	$0.35	$0.07
Diluted earnings per share	$0.18	$0.01	$0.34	$0.06
Basic weighted average shares	14,290,697	13,980,984	14,234,929	13,935,829
Diluted weighted average shares	14,927,451	14,491,639	14,901,863	14,487,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2020	14,174,237	$14,174	$41,350,001	17,167	$(143,111)	$(20,470,081)	$20,750,983	$100	$20,751,083
Stock-based compensation expense	—	—	246,494	—	—	—	246,494	—	246,494
Issuance of restricted stock	7,879	8	(8)	—	—	—	—	—	—
Exercise of stock options	105,995	106	620,670	—	—	—	620,776	—	620,776
Purchases of treasury stock under employee stock plans	—	—	—	13,619	(618,154)	—	(618,154)	—	(618,154)
Net income	—	—	—	—	—	2,314,695	2,314,695	—	2,314,695
Balances, March 31, 2021 (unaudited)	14,288,111	$14,288	$42,217,157	30,786	$(761,265)	$(18,155,386)	$23,314,794	$100	$23,314,894
Stock-based compensation expense	—	—	283,564	—	—	—	283,564	—	283,564
Issuance of restricted stock	4,218	4	(4)	—	—	—	—	—	—
Exercise of stock options	113,819	113	641,674	—	—	—	641,787	—	641,787
Net income	—	—	—	—	—	2,683,962	2,683,962	—	2,683,962
Balances, June 30, 2021 (unaudited)	14,406,148	14,405	43,142,391	30,786	(761,265)	(15,471,424)	26,924,107	100	26,924,207

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total
Balances, December 31, 2019	13,898,694	$13,899	$39,454,937	15,762	$(111,041)	$(33,637,395)	$5,720,400	$100	$5,720,500
Stock-based compensation expense	—	—	250,392	—	—	—	250,392	—	250,392
Issuance of restricted stock	15,578	16	(16)	—	—	—	—	—	—
Exercise of stock options	35,500	35	140,864	—	—	—	140,899	—	140,899
Purchases of treasury stock under employee stock plans	—	—	—	251	(3,774)	—	(3,774)	—	(3,774)
Net income	—	—	—	—	—	814,947	814,947	—	814,947
Balances, March 31, 2020 (unaudited)	13,949,772	$13,950	$39,846,177	16,013	$(114,815)	$(32,822,448)	$6,922,864	$100	$6,922,964
Stock-based compensation expense			216,081				216,081		216,081
Issuance of restricted stock	30,882	31	(31)				—		—
Exercise of stock options	62,200	62	246,959				247,021		247,021
Net income						115,585	115,585		115,585
Balances, June 30, 2020 (unaudited)	14,042,854	$14,043	$40,309,186	16,013	$(114,815)	$(32,706,863)	$7,501,551	$100	$7,501,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$4,998,657	$930,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,612,884	1,347,649
Net loss on disposition or impairment (non-cash portion)	109,519	1,193
Net franchise fees recognized upon termination of franchise agreements	(81,196)	(50,312)
Deferred income taxes	(1,380,631)	(2,756)
Stock based compensation expense	530,058	466,473
Changes in operating assets and liabilities:
Accounts receivable	(954,888)	635,605
Prepaid expenses and other current assets	(24,423)	(35,789)
Deferred franchise costs	(881,891)	2,498
Deposits and other assets	(53,096)	4,406
Accounts payable	(162,524)	(141,327)
Accrued expenses	130,609	406,986
Payroll liabilities	1,848,378	(784,505)
Deferred revenue	1,757,294	(317,053)
Other liabilities	565,779	572,795
Net cash provided by operating activities	9,014,529	3,036,395

Cash flows from investing activities:
Acquisition of AZ clinics	(1,925,000)	—
Acquisition of NC clinics	(2,325,000)	—
Purchase of property and equipment	(3,238,959)	(1,986,367)
Reacquisition and termination of regional developer rights	(1,388,700)	—
Payments received on notes receivable	—	80,441
Net cash used in investing activities	(8,877,659)	(1,905,926)

Cash flows from financing activities:
Payments of finance lease obligation	(38,593)	(23,509)
Purchases of treasury stock under employee stock plans	(618,154)	(3,774)
Proceeds from exercise of stock options	1,262,563	387,920
Proceeds from the Credit Agreement, net of related fees	—	1,947,352
Proceeds from the Paycheck Protection Program	—	2,727,970
Repayment of debt under the Paycheck Protection Program	(2,727,970)	—
Net cash (used in) provided by financing activities	(2,122,154)	5,035,959

(Decrease) increase in cash, cash equivalents and restricted cash	(1,985,284)	6,166,428
Cash, cash equivalents and restricted cash, beginning of period	20,819,629	8,641,877
Cash, cash equivalents and restricted cash, end of period	$18,834,345	$14,808,305

Reconciliation of cash, cash equivalents and restricted cash:	June 30, 2021	June 30, 2020
Cash and cash equivalents	$18,521,042	$14,573,266
Restricted cash	313,303	235,039
	$18,834,345	$14,808,305

During the six months ended June 30, 2021 and 2020, cash paid for income taxes was $446,058 and $37,800, respectively. During the six months ended June 30, 2021 and 2020, cash paid for interest was $47,033 and $16,111, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosure of non-cash activity:
As of June 30, 2021, accounts payable include property and equipment purchases of $761,518. As of December 31, 2020, accounts payable and accrued expenses include property and equipment purchases of $126,239, and $163,434, respectively.
In connection with the acquisitions during the six months ended June 30, 2021, the Company acquired $528,974 of property and equipment and intangible assets of $3,723,872, in exchange for $4,493,028 in cash to the sellers (of which $243,028 was paid in July 2021). Additionally, at the time of these transactions, the Company carried net deferred revenue of $87,858, representing net franchise fees collected upon the execution of the franchise agreement. The Company netted this amount against the purchase price of the acquisitions.
In connection with the Company’s reacquisition and termination of regional developer rights during the six months ended June 30, 2021, the Company had deferred revenue of $35,679 representing fees collected upon the execution of the regional developer agreement. The Company netted this amount against the aggregate purchase price of $1,388,700.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Such unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Form 10-K, which included all disclosures required by U.S. GAAP. The results of operations for the periods ended June 30, 2021 and 2020 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended June 30, 2021 and 2020 is unaudited.
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
Comprehensive Income
Net income and comprehensive income are the same for the three and six months ended June 30, 2021 and 2020.
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
The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Franchised clinics:	2021	2020	2021	2020
Clinics open at beginning of period	527	469	515	453
Opened during the period	36	12	48	28
Sold during the period	(8)	—	(8)	—
Closed during the period	—	(4)	—	(4)
Clinics in operation at the end of the period	555	477	555	477

	Three Months Ended June 30,		Six Months Ended June 30,
Company-owned or managed clinics:	2021	2020	2021	2020
Clinics open at beginning of period	65	61	64	60
Opened during the period	5	1	6	2
Acquired during the period	8	—	8	—
Closed during the period	—	—	—	—
Clinics in operation at the end of the period	78	62	78	62

Total clinics in operation at the end of the period	633	539	633	539

Clinic licenses sold but not yet developed	247	169	247	169
Executed letters of intent for future clinic licenses	35	40	35	40
Variable Interest Entities
Certain states prohibit the “corporate practice of chiropractic,” which restricts business corporations from practicing chiropractic care by exercising control over clinical decisions by chiropractic doctors. In states which prohibit the corporate practice of chiropractic, the Company typically enters into long-term management agreements with professional corporations (“PCs”) that are owned by licensed chiropractic doctors, which, in turn, employ or contract with doctors who provide professional chiropractic care in its clinics. Under these management agreements with PCs, the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. The Company has entered into such management agreements with two PCs, including one in North Carolina, in connection with the acquisition on April 1, 2021 (reference Note 3).
An entity deemed to be the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. In accordance with relevant accounting guidance, these PCs were determined to be VIEs. Such PCs are VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because they are liabilities on the PC’s books and the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. Additionally, the Company has determined that it has the ability to direct the activities which most significantly impact the performance of these PCs and have an obligation to absorb losses or receive benefits which could potentially be significant to the PCs. Accordingly, the PCs are variable interest entities for which the Company is the primary beneficiary and are consolidated by the Company. The carrying amount of VIEs’ assets and liabilities are immaterial as of June 30, 2021 and December 31, 2020, except for amounts collected in advance for membership and wellness packages, which are recorded as deferred revenue. The VIEs’ deferred revenue liability balance as of June 30, 2021 and December 31, 2020 was $2.9 million and $2.6 million, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.
Restricted Cash
Restricted cash relates to cash that franchisees and company-owned or managed clinics contribute to the Company’s National Marketing Fund and cash that franchisees provide to various voluntary regional Co-Op Marketing Funds. Cash contributed by franchisees to the National Marketing Fund is to be used in accordance with the Company’s Franchise Disclosure Document with a focus on regional and national marketing and advertising. While such cash balance is not legally segregated and restricted as to withdrawal or usage, the Company's accounting policy is to classify these funds as restricted cash.
Accounts Receivable
Accounts receivable primarily represent amounts due from franchisees for royalty fees. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2021 and December 31, 2020, the Company had an allowance for doubtful accounts of $0.
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
Intangible Assets
Intangible assets consist primarily of re-acquired franchise and regional developer rights and customer relationships.  The Company amortizes the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which generally range from one to nine years. In the case of regional developer rights, the Company generally amortizes the re-acquired regional developer rights over one to seven years. The fair value of customer relationships is amortized over their estimated useful life of two to four years.
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. During the six months ended June 30, 2021, certain operating lease right-of-use assets related to closed clinics with a total carrying amount of $0.5 million was written down to its fair value of $0.4 million. As a result, the Company recorded a noncash impairment loss of approximately $0.1 million during the six months ended June 30, 2021. No impairments of long-lived assets were recorded for the three months ended June 30, 2021 and for the three and six months ended June 30, 2020.
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
Revenue Recognition
The Company generates revenue primarily through its company-owned and managed clinics, royalties, franchise fees, advertising fund contributions, and software fees from our franchisees.
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
Regional Developer Fees. The Company has a regional developer program where regional developers are granted an exclusive geographical territory and commit to a minimum development obligation within that defined territory. Regional developer fees paid to the Company are non-refundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. The Company’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services provided by the Company are highly interrelated with the development of the territory and the resulting franchise licenses sold by the regional developer and as such are considered to represent a single performance obligation. In addition, regional developers receive fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur, which is funded by the 7% royalties collected from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements.
The Company entered into one regional developer agreement during the six months ended June 30, 2020 for which it received approximately $201,000. This fee was deferred as of the transaction date and is recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. The company did not enter into any new regional developer agreements during the six months ended June 30, 2021.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds.
The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $1,126,561 and $1,977,217 for the three and six months ended June 30, 2021, respectively. Advertising expenses were $597,933 and $1,256,606 for the three and six months ended June 30, 2020, respectively.
Income Taxes
Income tax expense during interim periods is calculated by applying an estimated annual effective income tax rate to year-to-date pre-tax income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected pre-tax income for the year and permanent differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.
Earnings per Common Share
Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by giving effect to all potentially dilutive common shares including restricted stock and stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income	$2,683,962	$115,585	$4,998,657	$930,532

Weighted average common shares outstanding - basic	14,290,697	13,980,984	14,234,929	13,935,829
Effect of dilutive securities:
Unvested restricted stock and stock options	636,754	510,655	666,934	551,254
Weighted average common shares outstanding - diluted	14,927,451	14,491,639	14,901,863	14,487,083

Basic earnings per share	$0.19	$0.01	$0.35	$0.07
Diluted earnings per share	$0.18	$0.01	$0.34	$0.06

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted average potentially dilutive securities:	2021	2020	2021	2020
Unvested restricted stock	1,576	18,557	792	11,318
Stock options	45,825	174,213	30,399	137,952
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
Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 becomes effective on December 31, 2021 for the Company. Early adoption is permitted. The Company is currently evaluating the potential impact of Topic 326 on the Company’s consolidated financial statements.
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
Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees

The Company currently franchises its concept across 34 states. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
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
The Company recognizes the primary components of the transaction price as follows:
•Initial and renewal franchise fees, as well as transfer fees, are recognized as revenue ratably on a straight-line basis over the term of the respective franchise agreement commencing with the execution of the franchise agreement. As these fees are typically received in cash at or near the beginning of the franchise term, the cash received is initially recorded as a contract liability until recognized as revenue over time.
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
The transaction price in a standard regional developer arrangement primarily consists of the initial and renewal territory fees. The Company recognizes the regional developer fee as revenue ratably on a straight-line basis over the term of the respective regional developer agreement commencing with the execution of the regional developer agreement. As these fees are typically received in cash at or near the beginning of the term of the regional developer agreement, the cash received is initially recorded as a contract liability until recognized as revenue over time.
Disaggregation of Revenue

The Company believes that the captions contained on the condensed consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the three and six months ended June 30, 2021 and 2020. Other revenues primarily consist of merchant income associated with credit card transactions.
Rollforward of Contract Liabilities and Contract Assets
Changes in the Company's contract liability for deferred franchise and regional development fees during the six months ended June 30, 2021 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2020	$16,504,114
Revenue recognized that was included in the contract liability at the beginning of the year	(1,767,151)
Net increase during the six months ended June 30, 2021(1)	3,133,963
Balance at June 30, 2021	$17,870,926
(1) Includes deferred revenues derecognized in connection with the acquisitions of $115,894
Changes in the Company's contract assets for deferred franchise and regional development costs during the six months ended June 30, 2021 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2020	$5,238,307
Recognized as cost of revenue during the six months ended June 30, 2021	(552,729)
Net increase during the six months ended June 30, 2021(1)	1,330,535
Balance at June 30, 2021	$6,016,113
(1) Includes deferred cost of revenues derecognized in connection with the acquisitions of $28,036
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2021:

Contract liabilities expected to be recognized in	Amount
2021 (remainder)	$1,625,335
2022	2,943,063
2023	2,645,785
2024	2,182,348
2025	1,980,961
Thereafter	6,493,434
Total	$17,870,926

Note 3: Acquisitions
On April 1, 2021, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller two operating franchises in Phoenix, Arizona (the “AZ Clinics Purchase”). The Company operates the franchises as company-owned clinics. The total purchase price for the transaction was $1,925,000, less $29,417 of net deferred revenue, resulting in total purchase consideration of $1,895,583. Based on the terms of the purchase agreement, the AZ Clinics Purchase has been treated as a business combination under U.S. GAAP using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
The allocation of the purchase price was as follows:

Property and equipment	$4,928
Operating lease right-of-use asset	651,197
Intangible assets	1,536,400
Total assets acquired	2,192,525
Goodwill	502,697
Deferred revenue	(123,974)
Operating lease liability - current portion	(49,303)
Operating lease liability - net of current portion	(626,362)
Net purchase consideration	$1,895,583

Intangible assets in the table above consist of reacquired franchise rights of $1,337,400 amortized over an estimated useful lives of eight to nine years and customer relationships of $199,000 amortized over an estimated useful life of three years.

Goodwill represents the excess of the purchase consideration over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included synergies and benefits expected to be gained from leveraging the Company’s existing operations and infrastructures, as well as the expected associated revenue and cash flow projections. Goodwill has been allocated to the Company’s Corporate Clinics segment based on such expected benefits. Goodwill related to the acquisition is expected to be deductible for income tax purposes over the next 15 years. The purchase price allocation is preliminary, and the Company expects to finalize the allocation during the fourth quarter of 2021.

On April 1, 2021, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller six operating franchises in North Carolina (the “NC Clinics Purchase”). The Company operates the franchises as company-managed clinics. The total purchase price for the transaction was $2,568,028, less $58,441 of net deferred revenue, resulting in total purchase consideration of $2,509,587. As of June 30, 2021, $243,028 of remaining consideration was outstanding, which was paid in July 2021. Based on the terms of the purchase agreement, the NC Clinics Purchase has been treated as an asset purchase under U.S. GAAP as there were no outputs or processes to generate outputs acquired as part of this transaction. Under an asset purchase, assets are recognized based on their cost to the acquiring entity. Cost is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill.
The allocation of the purchase price was as follows:

Property and equipment	$524,046
Operating lease right-of-use asset	865,813
Intangible assets	2,187,472
Total assets acquired	3,577,331
Deferred revenue	(244,998)
Operating lease liability - current portion	(185,181)
Operating lease liability - net of current portion	(637,565)
Net purchase consideration	$2,509,587
Intangible assets in the table above consist of reacquired franchise rights of $1,195,327 amortized over an estimated useful lives of three to four years and customer relationships of $992,145 amortized over an estimated useful life of three years.

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated income statements for the three and six months ended June 30, 2021 and 2020 as if both the AZ Clinics Purchase and the NC Clinics Purchase in 2021 had been completed on January 1, 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues, net	$20,218,798	$13,297,111	$38,674,601	$27,730,699
Net income	2,711,239	47,267	4,965,003	844,630

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the purchases had taken place on January 1, 2020 or of results that may occur in the future. For 2021, this information includes actual data recorded in the Company’s financial statements for the period subsequent to the date of the acquisition. The Company’s condensed consolidated income statements for the three and six months ended June 30, 2021 include net revenue and net income of approximately $1.0 million and $0.3 million, respectively, attributable to both purchases.

Note 4: Property and Equipment
Property and equipment consist of the following:

	June 30, 2021	December 31, 2020
Office and computer equipment	$2,799,406	$2,194,348
Leasehold improvements	10,341,124	8,391,675
Software developed	1,193,861	1,193,007
Finance lease assets	267,252	282,027
	14,601,643	12,061,057
Accumulated depreciation and amortization	(7,695,687)	(6,890,837)
	6,905,956	5,170,220
Construction in progress	5,512,540	3,577,149
Property and equipment, net	$12,418,496	$8,747,369
Depreciation expense was $429,240 and $322,666 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $805,705 and $609,742 for the six months ended June 30, 2021 and 2020, respectively.
Amortization expense related to finance lease assets was $21,797 and $19,620 for the three months ended June 30, 2021 and 2020, respectively. Amortization expense related to finance lease assets was $41,710 and $30,173 for the six months ended June 30, 2021 and 2020, respectively.
Construction in progress at June 30, 2021 and December 31, 2020 principally relates to development costs for software to be used by the Company and all clinics for operations, including point-of-sales system.
Note 5: Fair Value Measurements
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
As of June 30, 2021, and December 31, 2020, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
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
The assets and liabilities resulting from the AZ Clinics Purchase (reference Note 3) were recorded at fair values on a non-recurring basis and are considered Level 3 within the fair value hierarchy.
During the six months ended June 30, 2021, certain operating lease right-of-use assets related to closed clinics with a total carrying amount of $0.5 million was written down to its fair value of $0.4 million. Fair value of the Company's operating lease right-of-use assets was determined based on the discounted cash flows of the estimated market rents. As a result, the Company recorded a noncash impairment loss of approximately $0.1 million during the six months ended June 30, 2021. No impairments of long-lived assets were recorded for the six months ended June 30, 2020.
Note 6: Intangible Assets
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
On April 1, 2021, the Company recognized $2,532,727 and $1,191,145 of reacquired franchise rights and customer relationships, respectively, from the acquisitions (reference Note 3).
Intangible assets consist of the following:

	As of June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$5,779,621	$(2,556,203)	$3,223,418
Customer relationships	2,543,120	(1,364,266)	1,178,854
Reacquired development rights	4,406,221	(2,632,064)	1,774,157
	$12,728,962	$(6,552,533)	$6,176,429

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$3,246,894	$(2,107,730)	$1,139,164
Customer relationships	1,351,975	(1,130,800)	221,175
Reacquired development rights	3,053,201	(1,548,534)	1,504,667
	$7,652,070	$(4,787,064)	$2,865,006
Amortization expense related to the Company’s intangible assets was $991,981 and $351,114 for the three months ended June 30, 2021 and 2020, respectively. Amortization expense was $1,765,469 and $707,734 for the six months ended June 30, 2021 and 2020, respectively.
Estimated amortization expense for 2021 and subsequent years is as follows:

Amount
2021 (remainder)	$1,866,159
2022	2,036,549
2023	982,337
2024	463,547
2025	199,118
Thereafter	628,719
Total expected amortization expense	$6,176,429

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
On March 18, 2020, the Company drew down $2,000,000 under the Revolver as a precautionary measure in order to further strengthen its cash position and provide financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 outbreak. As of June 30, 2021, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement and the full $2,000,000 remains outstanding as of June 30, 2021. The interest rate on funds borrowed under the Revolver as of June 30, 2021 was 2.25%.

Paycheck Protection Program Loan

On April 10, 2020, the Company received a loan in the amount of approximately $2.7 million from JPMorgan Chase Bank, N.A. (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration. The PPP is part of the Coronavirus Aid, Relief, and Economic Security Act, which provides for forgiveness of up to the full principal amount and accrued interest of qualifying loans guaranteed under the PPP. The Loan was granted pursuant to a Note dated April 9, 2020 issued by the Company. The Note had a maturity date of April 11, 2022 and bore interest at a rate of 0.98% per annum. On March 4, 2021, the Company elected to repay the full principal and accrued interest on the PPP Loan of approximately $2.7 million without prepayment penalty, in accordance with the terms of the PPP loan.
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
The Company has computed the fair value of all options granted using the Black-Scholes-Merton model during the six months ended June 30, 2021 and 2020, using the following assumptions:

	Six Months Ended June 30,
	2021	2020
Expected volatility	57%	53%
Expected dividends	None	None
Expected term (years)	7	7
Risk-free rate	0.98%	0.89%
Forfeiture rate	5%	5%

The information below summarizes the stock options activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	835,601	$6.65	6.6
Granted	47,109	46.12
Exercised	(219,814)	5.74
Cancelled	(5,136)	21.33
Outstanding at June 30, 2021	657,760	$9.67	6.4
Exercisable at June 30, 2021	418,758	$5.00	5.5
For the three months ended June 30, 2021 and 2020, stock-based compensation expense for stock options was $176,169 and $128,652, respectively. For the six months ended June 30, 2021 and 2020, stock-based compensation expense for stock options was $327,048 and $275,660, respectively.
Restricted Stock
Restricted stocks granted to employees generally vest in four equal annual installments. Restricted stocks granted to non-employee directors typically vest in full one year after the date of grant.
The information below summarizes the restricted stock activity for the six months ended June 30, 2021:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2020	45,595	$13.13
Granted	9,313	57.03
Vested	(21,863)	14.65
Cancelled	—	—
Non-vested at June 30, 2021	33,045	$24.50
For the three months ended June 30, 2021 and 2020, stock-based compensation expense for restricted stock was $107,395 and $87,429, respectively. For the six months ended June 30, 2021 and 2020, stock-based compensation expense for restricted stock was $203,010 and $190,813, respectively.
Note 9: Income Taxes
During the three months ended June 30, 2021 and 2020, the Company recorded income tax (benefit) expense of $(665,992) and $117,756, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded income tax (benefit) expense of $(1,030,140) and $51,821, respectively. The Company’s effective tax rate differs from the federal statutory tax rate due to permanent differences and state taxes. The negative effective tax rates for the three and six months ended June 30, 2021 were primarily driven by excess tax benefits from exercise of stock options.
Note 10: Commitments and Contingencies
Leases

The table below summarizes the components of lease expense and income statement location for the three and six months ended June 30, 2021 and 2020:

	Line Item in the Company’s Consolidated Income Statements	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Finance lease costs:
Amortization of assets	Depreciation and amortization	$21,797	$19,620	$41,710	$30,173
Interest on lease liabilities	Other expense, net	2,470	3,332	5,093	5,712
Total finance lease costs		24,267	22,952	46,803	35,885
Operating lease costs	General and administrative expenses	1,171,414	890,777	2,076,172	1,767,112
Total lease costs		$1,195,681	$913,729	$2,122,975	$1,802,997
Supplemental information and balance sheet location related to leases is as follows:

	June 30, 2021	December 31, 2020
Operating Leases:
Operating lease right-of -use asset	$15,232,136	$11,581,435
Operating lease liability - current portion	$3,605,458	$2,918,140
Operating lease liability - net of current portion	14,297,918	10,632,672
Total operating lease liability	$17,903,376	$13,550,812
Finance Leases:
Property and equipment, at cost	$267,252	$282,027
Less accumulated amortization	(104,344)	(92,549)
Property and equipment, net	$162,908	$189,478
Finance lease liability - current portion	79,752	70,507
Finance lease liability - net of current portion	99,772	132,469
Total finance lease liabilities	$179,524	$202,976
Weighted average remaining lease term (in years):
Operating leases	5.1	4.7
Finance lease	3.7	4.1
Weighted average discount rate:
Operating leases	8.2%	8.5%
Finance leases	5.2%	5.3%
Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,998,470	$1,600,783
Operating cash flows from finance leases	5,093	5,712
Financing cash flows from finance leases	38,593	23,509

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$4,769,494	$919,607
Finance lease	15,140	201,423

Maturities of lease liabilities as of June 30, 2021 are as follows:

	Operating Leases	Finance Lease
2021 (remainder)	$2,399,281	$45,649
2022	4,941,878	54,371
2023	4,234,917	27,600
2024	3,651,788	27,600
2025	3,202,506	27,600
Thereafter	3,485,380	11,500
Total lease payments	$21,915,750	$194,320
Less: Imputed interest	(4,012,374)	(14,796)
Total lease obligations	17,903,376	179,524
Less: Current obligations	(3,605,458)	(79,752)
Long-term lease obligation	$14,297,918	$99,772
During the second quarter of 2021, the Company entered into various operating leases that have not yet commenced for spaces to be used by the Company’s new corporate clinics. These leases are expected to result in additional ROU assets and liabilities of approximately $1.6 million. These leases are expected to commence during the third and the fourth quarter of 2021, with lease terms of five to ten years.
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
The Company has two operating business segments and one non-operating business segment. The Corporate Clinics segment is composed of the operating activities of the company-owned or managed clinics. As of June 30, 2021, the Company operated or managed 78 clinics under this segment. The Franchise Operations segment is composed of the operating activities of the franchise business unit. As of June 30, 2021, the franchise system consisted of 555 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating business segments.
The tables below present financial information for the Company’s two operating business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2021	2020	2021	2020
Corporate clinics	$11,433,072	$6,856,807	$20,903,933	$14,151,102
Franchise operations	8,785,726	5,732,986	16,862,829	12,083,177
Total revenues	$20,218,798	$12,589,793	$37,766,762	$26,234,279

Depreciation and amortization:
Corporate clinics	1,247,701	614,365	2,341,534	1,191,909
Franchise operations	342	342	685	685
Corporate administration	194,975	78,693	270,665	155,055
Total depreciation and amortization	$1,443,018	$693,400	$2,612,884	$1,347,649

Segment operating income:
Corporate clinics	$1,825,248	$565,220	$3,174,712	$1,348,925
Franchise operations	3,882,468	2,529,516	7,730,241	5,373,814
Total segment operating income	$5,707,716	$3,094,736	$10,904,953	$6,722,739

Reconciliation of total segment operating income to consolidated earnings before income taxes:

Total segment operating income	$5,707,716	$3,094,736	$10,904,953	$6,722,739
Unallocated corporate	(3,673,373)	(2,836,152)	(6,898,527)	(5,710,805)
Consolidated income from operations	2,034,343	258,584	4,006,426	1,011,934
Other expense, net	16,373	25,243	37,909	29,581
Income before income tax benefit	$2,017,970	$233,341	$3,968,517	$982,353

Segment assets:	June 30, 2021	December 31, 2020
Corporate clinics	$36,223,283	$24,928,311
Franchise operations	11,451,570	9,744,375
Total segment assets	47,674,853	34,672,686

Unallocated cash and cash equivalents and restricted cash	18,834,345	20,819,629
Unallocated property and equipment	973,530	1,063,815
Other unallocated assets	10,581,974	9,176,713
Total assets	$78,064,702	$65,732,843
“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.
Note 12: Other Comments
COVID-19 Update

The Company's business remained healthy and resilient during the first half of 2021 despite the ongoing pandemic. However, the extent to which the COVID-19 pandemic will impact the Company's business and operations will depend on future developments that are highly uncertain. The Company's 2020 revenue and earnings were negatively impacted compared to its pre-COVID-19 pandemic expectations, and the pandemic may have a negative impact on the Company's revenue and net income in 2021. Even as government restrictions are lifted, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect patient behavior and spending levels and could result in reduced visits and patient spending trends that adversely impact the Company's financial position and results of operations. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state, or local authorities, or that it determines are in the best interests of its employees and patients.

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
Key Performance Measures.  We receive monthly performance reports from our system and our clinics which include key performance indicators per clinic, including gross sales, comparable same-store sales growth, or “Comp Sales,” number of new patients, conversion percentage, and member attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales, adjusted EBITDA, and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. System-wide sales include sales at all clinics, whether operated by us or by franchisees. While franchised sales are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base. Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment. There was no bargain purchase gain for the six months ended June 30, 2021 and 2020.
Key Clinic Development Trends.   As of June 30, 2021, we and our franchisees operated or managed 633 clinics, of which 555 were operated or managed by franchisees and 78 were operated as company-owned or managed clinics. Of the 78 company-owned or managed clinics, 29 were constructed and developed by us, and 49 were acquired from franchisees.
Our current strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy, and continue to expand our corporate clinic portfolio within clustered locations. The number of franchise licenses sold for the year ended December 31, 2020 was 121, compared with 126 and 99 licenses for the years ended December 31, 2019 and 2018, respectively. We ended the first half of 2021 with 21 regional developers who were responsible for 87% of the 89 licenses sold during the period. This strong result reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the accelerated development of greenfield clinics and the further selective acquisition of existing franchised clinics. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. During the six months ended June 30, 2021, we opened six greenfield clinics, and as of June 30, 2021, we executed 19 leases for future greenfield clinic locations and had 12 additional letters-of-intent in place for further greenfield expansion.
We believe that The Joint has a sound concept, which has been further validated through its continuing resiliency during the pandemic and will benefit from the fundamental changes taking place in the manner in which Americans access chiropractic care and their growing interest in seeking effective, affordable natural solutions for general wellness. These trends join with the preference we have seen among chiropractic doctors to reject the insurance-based model to produce a combination that benefits the consumer and the service provider alike. We believe that these forces create an important opportunity to accelerate the growth of our network.
COVID-19 Update

The COVID-19 pandemic and related governmental control measures severely disrupted our business during the second quarter of 2020. During this period, we experienced a significant reduction in patient traffic and spending trends. With the easing to varying degrees of restrictive public health orders in May 2020, patient traffic recovered substantially throughout the year following a low point in April 2020. For the remainder of 2020, steadily improving key metrics, including gross sales, Comp Sales, patient traffic, and new patient conversion rate, drove our 2020 full year operating income to an all-time high.

The U.S. economy continued on a path to recovery in the first half of 2021 with millions of Americans receiving the COVID-19 vaccine and the easing of government-imposed restrictions. As mentioned in our results of operations, our business has remained healthy and resilient despite the ongoing pandemic.

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

Other Significant Events and/or Recent Developments
For the three months ended June 30, 2021:
•Comp Sales of clinics that have been open for at least 13 full months increased 53%.

•Comp Sales for mature clinics open 48 months or more increased 44%.

•System-wide sales for all clinics open for any amount of time grew 64%.
For the six months ended June 30, 2021:
•System-wide sales for all clinics open for any amount of time grew 45%.

•48 new franchised clinics and six company-owned or managed greenfields were opened, for a total of 633 clinics.
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
On April 1, 2021, we entered into an Asset and Franchise Purchase Agreement under which we repurchased from the seller six operating franchises in North Carolina. We operate the franchises as company-managed clinics. The total purchase price for the transaction was $2,568,028, less $58,441 of net deferred revenue resulting in total purchase consideration of $2,509,587

Effective as of December 31, 2021, we will be a large accelerated filer and will no longer qualify as a “smaller reporting company,” as defined in the Exchange Act. This is due to our public float (the market value of our common shares held by non-affiliates) being greater than $700 million as of June 30, 2021. Compliance with the “large accelerated filer” filing requirements will begin with our Form 10-K for the fiscal year ending December 31, 2021, which will now include an attestation by our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002. Compliance with increased disclosure obligations due to the change in our smaller reporting company status will begin with our quarterly report for the three-month period ending March 31, 2022. These additional disclosure obligations will include, but not be limited to, fuller and more detailed disclosures regarding executive compensation and three years (instead of two years) of audited income, cash flow and stockholders’ equity statements. Compliance with additional filing and disclosure requirements will increase our costs and demands on management.

2021 Full Year Outlook

•We expect our revenues to be between $77 million and $79 million, compared to $58.7 million in 2020.
•We expect our adjusted EBITDA to be between $12.5 million and $13.5 million, compared to $9.1 million in 2020.
•We expect franchised clinic openings to be between 90 and 110, compared to 70 in 2020.
•We expect Company-owned or managed clinics, through a combination of both greenfields and buybacks, to increase by between 25 and 35, compared to 4 in 2020.

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
Significant Accounting Polices and Estimates
There were no changes in our significant accounting policies and estimates during the six months ended June 30, 2021 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues - three months ended June 30, 2021 compared with three months ended June 30, 2020
Components of revenues were as follows:

	Three Months Ended June 30,
Revenues	2021	2020	Change from Prior Year	Percent Change from Prior Year
Revenues from company-owned or managed clinics	$11,433,072	$6,856,807	$4,576,265	66.7%
Royalty fees	5,332,618	3,268,653	2,063,965	63.1%
Franchise fees	623,655	523,964	99,691	19.0%
Advertising fund revenue	1,518,908	930,795	588,113	63.2%
IT related income and software fees	786,037	631,198	154,839	24.5%
Regional developer fees	214,434	213,424	1,010	0.5%
Other revenues	310,074	164,952	145,122	88.0%
Total revenues	$20,218,798	$12,589,793	$7,629,005	60.6%
Consolidated Results

•Total revenues increased by $7.6 million, primarily due to the continued expansion and revenue growth of our franchise base, the continued revenue growth and expansion of our company owned or managed clinics portfolio, and the negative impact on total revenues for the three months ended June 30, 2020 discussed below, relative to the same quarter in 2021.
Corporate Clinics
•Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of our corporate-owned or managed clinic portfolio and the negative impact of the same-store sale decline due to the pandemic for company-owned or managed clinics for the three months ended June 30, 2020 relative to the same quarter in 2021.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics and the negative impact of the same-store sale decline due to the pandemic for franchised clinics for the three months ended June 30, 2020 relative to the same quarter in 2021. As of June 30, 2021 and 2020, there were 555 and 477 franchised clinics in operation, respectively.
•Franchise fees increased due to an increase in executed franchise agreements, as these fees are recognized ratably over the term of the respective franchise agreement.
•Software fee revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Other revenues primarily consist of merchant income associated with credit card transactions.
Total Revenues - six months ended June 30, 2021 compared with six months ended June 30, 2020
Components of revenues were as follows:

	Six Months Ended June 30,
Revenues	2021	2020	Change from Prior Year	Percent Change from Prior Year
Revenues from company-owned or managed clinics	$20,903,933	$14,151,102	$6,752,831	47.7%
Royalty fees	10,101,862	6,986,883	3,114,979	44.6%
Franchise fees	1,319,082	1,036,716	282,366	27.2%
Advertising fund revenue	2,893,650	1,988,413	905,237	45.5%
IT related income and software fees	1,546,574	1,276,922	269,652	21.1%
Regional developer fees	432,390	421,066	11,324	2.7%
Other revenues	569,271	373,177	196,094	52.5%
Total revenues	$37,766,762	$26,234,279	$11,532,483	44.0%
Consolidated Results
•Total revenues increased by $11.5 million, primarily due to the continued expansion and revenue growth of our franchise base, the continued revenue growth and expansion of our company owned or managed clinics portfolio, and the negative impact of the pandemic during the second quarter of 2020 relative to the same quarter of 2021, which decline is reflected in total revenues for the six months ended June 30, 2020.
Corporate Clinics

•Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of our corporate-owned or managed clinics portfolio and the negative impact of the same-store sale decline due to the pandemic in the second quarter of 2020 relative to the same quarter of 2021, which decline is included in the revenues for company-owned or managed clinics for the six months ended June 30, 2020.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics and the negative impact of the same-store sale decline due to the pandemic in the second quarter of 2020 relative to the same quarter of 2021, which decline is included in the revenues for franchised clinics for the six months ended June 30, 2020. As of June 30, 2021 and 2020, there were 555 and 477 franchised clinics in operation, respectively.
•Franchise fees increased due to an increase in executed franchise agreements, as these fees are recognized ratably over the term of the respective franchise agreement.
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Other revenues primarily consist of merchant income associated with credit card transactions.

Cost of Revenues	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$2,038,538	$1,367,641	$670,897	49.1%
Six Months Ended June 30,	3,803,854	2,853,797	950,057	33.3%
For the three months ended June 30, 2021, as compared with the three months ended June 30, 2020, the total cost of revenues increased primarily due to an increase in regional developer royalties and sales commissions of $0.5 million. For the six months ended June 30, 2021, as compared with the six months ended June 30, 2020, the total cost of revenues increased primarily due to an increase in regional developer royalties and sales commissions of $0.7 million.

Selling and Marketing Expenses	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$3,132,715	$1,783,666	$1,349,049	75.6%
Six Months Ended June 30,	5,622,043	3,838,954	1,783,089	46.4%
Selling and marketing expenses increased for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, driven by: i) an increase in advertising fund expenditures from a larger franchise base, ii) an increase in local marketing expenditures by the company-owned or managed clinics, and iii) timing of certain advertising fund expenditures relative to the second quar

Depreciation and Amortization Expenses	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$1,443,018	$693,400	$749,618	108.1%
Six Months Ended June 30,	2,612,884	1,347,649	1,265,235	93.9%

Depreciation and amortization expenses increased for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, primarily due to: i) the development rights reacquired in December 2020 and January 2021 for a total net consideration of $2.4 million, which are amortized over the remaining original contract periods of approximately 13 to 25 months, ii) amortization of intangibles related to the 2021 acquisitions, and iii) depreciation expenses associated with the expansion of our corporate-owned or managed clinics portfolio in 2020 and 2021.

General and Administrative Expenses	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$11,614,444	$8,541,108	$3,073,336	36.0%
Six Months Ended June 30,	21,701,047	17,235,358	4,465,689	25.9%
General and administrative expenses increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in payroll and overhead expenses to support continued clinic count and revenue growth. As a percentage of revenue, general and administrative expenses during the three months ended June 30, 2021 and 2020 were 57% and 68%, respectively, reflecting improved leverage in the operating model, which is not expected to continue in following quarters, as four greenfields were opened at the end of June 2021 and the anticipated pace of more in the latter half of 2021.
Income from Operations - three months ended June 30, 2021 compared with three months ended June 30, 2020

Three Months Ended June 30,	2021	2020	Change from Prior Year	Percent Change from Prior Year

Income from Operations	$2,034,343	$258,584	$1,775,759	686.7%
Consolidated Results
Consolidated income from operations increased by $1.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the improved operating income in both the corporate clinics and the franchise operations segments, partially offset by increased expenses in the unallocated corporate segment discussed below. In addition, consolidated income from operations for the three months ended June 30, 2020 included the negative impact of the same-store sale decline due to the pandemic as discussed above, which contributed to the amount of the increase of consolidated income from operations for the three months ended June 30, 2021 relative to the three months ended June 30, 2020.
Corporate Clinics
Our corporate clinics segment had income from operations of $1.8 million for the three months ended June 30, 2021, an increase of $1.3 million compared to income from operations of $0.6 million for the prior year period. The increase was primarily due to:
•An increase in revenues of $4.6 million from company-owned or managed clinics, which includes the negative impact of the same-store sale decline due to the pandemic in the second quarter of 2020 relative to the same quarter of 2021; partially offset by
•A $3.3 million increase in operating expenses primarily driven by: (i) an increase in payroll-related expenses due to a higher head count to support the expansion of our corporate clinic portfolio, (ii) an increase in depreciation and administration expense due to the amortization of reacquired development rights discussed above, and (iii) an increase in selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics.
Franchise Operations
Our franchise operations segment had income from operations of $3.9 million for the three months ended June 30, 2021, an increase of $1.4 million, compared to income from operations of $2.5 million for the prior year period. This increase was primarily due to:

•An increase of $3.1 million in total revenues, which includes the negative impact of the same-store sale decline due to the pandemic in the second quarter of 2020 relative to the same quarter of 2021; partially offset by
•An increase of $0.7 million in cost of revenues primarily due to an increase in regional developer royalties and sales commissions and an increase of $1.0 million in operating expenses, primarily due to an increase in selling and marketing expenses resulting from a larger franchise base, as well as due to an increase in payroll-related expenses due to a higher head count.
Unallocated Corporate
Unallocated corporate expenses for the three months ended June 30, 2021 increased by $0.8 million compared to the prior year period, primarily due to higher payroll and professional fees to support continued clinic count and revenue growth in both operating segments.
Income from Operations - six months ended June 30, 2021 compared with six months ended June 30, 2020

Six Months Ended June 30,	2021	2020	Change from Prior Year	Percent Change from Prior Year

Income from Operations	4,006,426	1,011,934	$2,994,492	295.9%
Consolidated Results
Consolidated income from operations increased by $3.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the improved operating income in both the corporate clinics and the franchise operations segments, partially offset by increased expenses in the unallocated corporate segment discussed below. In addition, consolidated income from operations for the six months ended June 30, 2020 included the negative impact of the same-store sale decline during the second quarter of 2020 due to the pandemic as discussed above, which contributed to the amount of the increase of consolidated income from operations for the six months ended June 30, 2021 relative to the six months ended June 30, 2020.
Corporate Clinics
Our corporate clinics segment had income from operations of $3.2 million for the six months ended June 30, 2021, an increase of $1.8 million compared to income from operations of $1.3 million for the prior year period. The increase was primarily due to:
•An increase in revenues of $6.8 million from company-owned or managed clinics; partially offset by
•A $4.9 million increase in operating expenses primarily driven by: (i) an increase in payroll-related expenses due to a higher head count to support the expansion of our corporate clinic portfolio, (ii) an increase in depreciation and administration expense due to the amortization of reacquired development rights discussed above, and (iii) an increase in selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics.
Franchise Operations
Our franchise operations segment had income from operations of $7.7 million for the six months ended June 30, 2021, an increase of $2.4 million, compared to income from operations of $5.4 million for the prior year period. This increase was primarily due to:
•An increase of $4.8 million in total revenues; partially offset by
•An increase of $0.9 million in cost of revenues primarily due to an increase in regional developer royalties and sales commissions and an increase of $1.5 million in operating expenses, primarily due to an increase in selling and marketing expenses resulting from a larger franchise base, as well as due to an increase in payroll-related expenses due to a higher head count.

Unallocated Corporate
Unallocated corporate expenses for the six months ended June 30, 2021 increased by $1.2 million compared to the prior year period, primarily due to higher payroll related expenses to support continued clinic count and revenue growth in both operating segments.

Non-GAAP Financial Measures
The table below reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020.

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-GAAP Financial Data:
Net income	$2,683,962	$115,585	$4,998,657	$930,532
Net interest expense	16,373	25,243	37,909	29,580
Depreciation and amortization expense	1,443,018	693,400	2,612,884	1,347,649
Income tax (benefit) expense	(665,992)	117,756	(1,030,140)	51,821
EBITDA	3,477,361	951,984	6,619,310	2,359,582
Stock compensation expense	283,564	216,080	530,058	466,473
Acquisition related expenses	39,373	—	45,346	—
(Gain) loss on disposition or impairment	(44,260)	(54,606)	20,508	(53,413)
Adjusted EBITDA	$3,756,038	$1,113,458	$7,215,222	$2,772,642
Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment. There was no bargain purchase gain for the three and six months ended June 30, 2021 and 2020. We have provided Adjusted EBITDA because it is a non-GAAP measure of financial performance commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

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
Liquidity and Capital Resources
As of June 30, 2021, we had unrestricted cash and short-term bank deposits of $18.5 million and available capacity of $5.5 million under the development line of credit. While the ongoing COVID-19 pandemic creates potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our development line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next twelve months.

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
Analysis of Cash Flows
Net cash provided by operating activities increased by $6.0 million to $9.0 million for the six months ended June 30, 2021, compared to $3.0 million for the six months ended June 30, 2020. The increase was primarily attributable to an increase in revenue over the prior year period, which was partially offset by an increase in operating expenses over the prior year period.
Net cash used in investing activities was $8.9 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, this included acquisitions of $4.3 million, purchases of property and equipment of $3.2 million, and reacquisition and termination of regional developer rights for $1.4 million. For the six months ended June 30, 2020, this included purchases of property and equipment of $2.0 million.
Net cash used in financing activities for the six months ended June 30, 2021 was $2.1 million, compared with net cash provided by financing activities of $5.0 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, this included repayment of the PPP loan of $2.7 million and purchases of treasury stock for $0.6 million, which were partially offset by the proceeds from the exercise of stock options of $1.3 million. For the six months ended June 30, 2020, this included proceeds from: (i) the credit facility, net of related fees of $1.9 million, (ii) the loan under the CARES Act Paycheck Protection Program of $2.7 million, and (iii) the exercise of stock options of $0.4 million.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our management concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following risks related to our business have been updated or replaced:

The following risk under “STATE REGULATION ON THE CORPORATE PRACTICE OF CHIROPRACTIC” has been revised as follows:

The disclosures in the risk factor under the heading “Our management services agreements, according to which we provide non-clinical services to affiliated PCs, could be challenged by a state or chiropractor under laws regulating the practice of chiropractic. Some state chiropractic boards have made inquiries concerning our business model or have proposed or adopted changes to their rules that could be interpreted to pose a threat to our business model” have been updated below with regard to the State of Washington:

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

The following risks under “RISKS RELATED TO OTHER LEGAL AND REGULATORY MATTERS” have been revised as follows:

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

10.1*	Executive Short-Term Incentive Plan (amended May 2, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).
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

THE JOINT CORP.

Dated: August 6, 2021	By:	/s/ Peter D. Holt
Peter D. Holt President and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2021	By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer)