Form 10-Q
period 2021-09-30
JOINT Corp
filed 2021-11-05
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of November 1, 2021, the registrant had 14,413,339 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)	(as revised)
Current assets:
Cash and cash equivalents	$19,542,685	$20,554,258
Restricted cash	449,597	265,371
Accounts receivable, net	2,920,363	1,850,499
Deferred franchise and regional development costs, current portion	992,124	897,551
Prepaid expenses and other current assets	1,552,946	1,566,025
Total current assets	25,457,715	25,133,704
Property and equipment, net	13,353,986	8,747,369
Operating lease right-of-use asset	15,903,649	11,581,435
Deferred franchise and regional development costs, net of current portion	5,387,147	4,340,756
Intangible assets, net	5,280,024	2,865,006
Goodwill	5,085,202	4,625,604
Deferred tax assets	9,997,313	8,088,073
Deposits and other assets	513,862	431,336
Total assets	$80,978,898	$65,813,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,788,446	$1,561,648
Accrued expenses	935,087	770,221
Co-op funds liability	449,597	248,468
Payroll liabilities	4,105,821	2,776,036
Debt under the Credit Agreement	2,000,000	—
Operating lease liability, current portion	3,874,451	2,918,140
Finance lease liability, current portion	64,944	70,507
Deferred franchise and regional developer fee revenue, current portion	3,198,750	3,000,369
Deferred revenue from company clinics ($3.1 million and $2.6 million attributable to VIEs as of September 30, 2021, and December 31, 2020)	4,637,740	4,201,548
Debt under the Paycheck Protection Program	—	2,727,970
Other current liabilities	404,901	707,085
Total current liabilities	21,459,737	18,981,992
Operating lease liability, net of current portion	14,977,426	10,632,672
Finance lease liability, net of current portion	93,887	132,469
Debt under the Credit Agreement	—	2,000,000
Deferred franchise and regional developer fee revenue, net of current portion	15,349,878	13,503,745
Other liabilities	27,231	27,230
Total liabilities	51,908,159	45,278,108
Commitments and contingencies (Note 10)
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,444,982 shares issued and 14,413,339 shares outstanding as of September 30, 2021 and 14,174,237 shares issued and 14,157,070 outstanding as of December 31, 2020	14,444	14,174
Additional paid-in capital	43,657,273	41,350,001
Treasury stock 31,643 shares as of September 30, 2021 and 17,167 shares as of December 31, 2020, at cost	(850,839)	(143,111)
Accumulated deficit	(13,775,139)	(20,685,989)
Total The Joint Corp. stockholders' equity	29,045,739	20,535,075
Non-controlling Interest	25,000	100
Total equity	29,070,739	20,535,175
Total liabilities and stockholders' equity	$80,978,898	$65,813,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Revenues from company-owned or managed clinics	$11,634,009	$8,403,844	$32,537,942	$22,554,946
Royalty fees	5,714,637	4,170,692	15,816,500	11,157,575
Franchise fees	648,598	519,131	1,967,680	1,555,846
Advertising fund revenue	1,627,693	1,187,666	4,521,342	3,176,080
Software fees	840,969	688,046	2,387,543	1,964,968
Regional developer fees	209,651	222,908	642,041	643,974
Other revenues	316,064	218,266	885,335	591,443
Total revenues	20,991,621	15,410,553	58,758,383	41,644,832
Cost of revenues:
Franchise and regional development cost of revenues	1,907,874	1,588,707	5,319,278	4,281,389
IT cost of revenues	392,248	123,539	784,698	284,653
Total cost of revenues	2,300,122	1,712,246	6,103,976	4,566,042
Selling and marketing expenses	2,881,575	1,845,601	8,503,617	5,684,556
Depreciation and amortization	1,662,255	714,288	4,275,140	2,061,937
General and administrative expenses	12,812,331	9,433,062	34,513,378	26,668,420
Total selling, general and administrative expenses	17,356,161	11,992,951	47,292,135	34,414,913
Net (gain) loss on disposition or impairment	(3,540)	—	16,967	(53,413)
Income from operations	1,338,878	1,705,356	5,345,305	2,717,290
Other expense, net	(16,139)	(25,667)	(54,050)	(55,248)
Income before income tax (benefit) expense	1,322,739	1,679,689	5,291,255	2,662,042
Income tax (benefit) expense	(614,356)	75,730	(1,644,496)	127,551
Net income	$1,937,095	$1,603,959	$6,935,751	$2,534,491
Earnings per share:
Basic earnings per share	$0.13	$0.11	$0.49	$0.18
Diluted earnings per share	$0.13	$0.11	$0.46	$0.17
Basic weighted average shares	14,388,905	14,033,535	14,286,818	13,968,635
Diluted weighted average shares	14,970,328	14,593,107	14,931,759	14,523,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2020 as adjusted	14,174,237	$14,174	$41,350,001	17,167	$(143,111)	$(20,685,989)	$20,535,075	$100	$20,535,175
Stock-based compensation expense	—	—	246,494	—	—	—	246,494	—	246,494
Issuance of restricted stock	7,879	8	(8)	—	—	—	—	—	—
Exercise of stock options	105,995	106	620,670	—	—	—	620,776	—	620,776
Purchases of treasury stock under employee stock plans	—	—	—	13,619	(618,154)	—	(618,154)	—	(618,154)
Net income	—	—	—	—	—	2,314,694	2,314,694	—	2,314,694
Balances, March 31, 2021 as adjusted (unaudited)	14,288,111	$14,288	$42,217,157	30,786	$(761,265)	$(18,371,295)	$23,098,885	$100	$23,098,985
Stock-based compensation expense	—	—	283,564	—	—	—	283,564	—	283,564
Issuance of restricted stock	4,218	4	(4)	—	—	—	—	—	—
Exercise of stock options	113,819	113	641,674	—	—	—	641,787	—	641,787
Net income	—	—	—	—	—	2,683,961	2,683,961	—	2,683,961
Balances, June 30, 2021 as adjusted (unaudited)	14,406,148	14,405	43,142,391	30,786	(761,265)	(15,687,334)	26,708,197	100	26,708,297
Stock-based compensation expense	—	—	296,850	—	—	—	296,850	—	296,850
Issuance of restricted stock	4,280	4	(4)	—	—	—	—	—	—
Exercise of stock options	34,554	35	218,036	—	—	—	218,071	—	218,071
Purchases of treasury stock under employee stock plans	—	—	—	857	(89,574)	—	(89,574)	—	(89,574)
Change in redemption value of noncontrolling interest	—	—	—	—	—	(24,900)	(24,900)	24,900	—
Net income	—	—	—	—	—	1,937,095	1,937,095		1,937,095
Balances, September 30, 2021 (unaudited)	14,444,982	14,444	43,657,273	31,643	(850,839)	(13,775,139)	29,045,739	25,000	29,070,739

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total
Balances, January 1, 2020 as adjusted	13,898,694	$13,899	$39,454,937	15,762	$(111,041)	$(33,853,303)	$5,504,492	$100	$5,504,592
Stock-based compensation expense	—	—	250,392	—	—	—	250,392	—	250,392
Issuance of restricted stock	15,578	16	(16)	—	—	—	—	—	—
Exercise of stock options	35,500	35	140,864	—	—	—	140,899	—	140,899
Purchases of treasury stock under employee stock plans	—	—	—	251	(3,774)	—	(3,774)	—	(3,774)
Net income	—	—	—	—	—	814,947	814,947	—	814,947
Balances, March 31, 2020 as adjusted (unaudited)	13,949,772	$13,950	$39,846,177	16,013	$(114,815)	$(33,038,356)	$6,706,956	$100	$6,707,056
Stock-based compensation expense			216,081				216,081		216,081
Issuance of restricted stock	30,882	31	(31)				—		—
Exercise of stock options	62,200	62	246,959				247,021		247,021
Net income						115,584	115,584		115,584
Balances, June 30, 2020 as adjusted (unaudited)	14,042,854	$14,043	$40,309,186	16,013	$(114,815)	$(32,922,772)	$7,285,642	$100	$7,285,742
Stock-based compensation expense	—	$—	$212,234	—	$—	$—	$212,234		$212,234
Issuance of restricted stock	4,281	$4	$(4)	—	$—	$—	$—		$—
Exercise of stock options	26,109	$26	$103,712	—	$—	$—	$103,738		$103,738
Purchases of treasury stock under employee stock plans	—	$—	$—	30	$(488)	$—	$(488)		$(488)
Net income	—	$—	$—	—	$—	$1,603,959	$1,603,959		$1,603,959
Balances, September 30, 2020 as adjusted (unaudited)	14,073,244	$14,073	$40,625,128	16,043	$(115,303)	$(31,318,813)	$9,205,085	$100	$9,205,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$6,935,751	$2,534,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,275,140	2,061,937
Net loss on disposition or impairment (non-cash portion)	109,871	1,193
Net franchise fees recognized upon termination of franchise agreements	(98,196)	(54,174)
Deferred income taxes	(1,909,241)	(17,022)
Stock based compensation expense	826,908	678,706
Changes in operating assets and liabilities:
Accounts receivable	(1,069,864)	831,401
Prepaid expenses and other current assets	13,079	200,919
Deferred franchise costs	(1,245,049)	(247,127)
Deposits and other assets	(95,176)	(4,602)
Accounts payable	(49,415)	(379,342)
Accrued expenses	164,866	677,308
Payroll liabilities	1,329,785	(259,620)
Deferred revenue	2,410,202	417,221
Other liabilities	852,926	466,156
Net cash provided by operating activities	12,451,587	6,907,445

Cash flows from investing activities:
Acquisition of AZ clinics	(1,925,000)	—
Acquisition of NC clinics	(2,568,028)	—
Purchase of property and equipment	(5,382,857)	(2,344,344)
Reacquisition and termination of regional developer rights	(1,388,700)	—
Payments received on notes receivable	—	118,398
Net cash used in investing activities	(11,264,585)	(2,225,946)

Cash flows from financing activities:
Payments of finance lease obligation	(59,285)	(40,168)
Purchases of treasury stock under employee stock plans	(707,728)	(4,262)
Proceeds from exercise of stock options	1,480,634	491,658
Proceeds from the Credit Agreement, net of related fees	—	1,947,352
Proceeds from the Paycheck Protection Program	—	2,727,970
Repayment of debt under the Paycheck Protection Program	(2,727,970)	—
Net cash (used in) provided by financing activities	(2,014,349)	5,122,550

(Decrease) increase in cash, cash equivalents and restricted cash	(827,347)	9,804,049
Cash, cash equivalents and restricted cash, beginning of period	20,819,629	8,641,877
Cash, cash equivalents and restricted cash, end of period	$19,992,282	$18,445,926

Reconciliation of cash, cash equivalents and restricted cash:	September 30, 2021	September 30, 2020
Cash and cash equivalents	$19,542,685	$18,305,526
Restricted cash	449,597	140,400
	$19,992,282	$18,445,926

During the nine months ended September 30, 2021 and 2020, cash paid for income taxes was $592,695 and $167,620, respectively. During the nine months ended September 30, 2021 and 2020, cash paid for interest was $58,533 and $31,458, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosure of non-cash activity:
As of September 30, 2021, accounts payable include property and equipment purchases of $276,213. As of December 31, 2020, accounts payable and accrued expenses include property and equipment purchases of $126,239, and $163,434, respectively.
In connection with the acquisitions during the nine months ended September 30, 2021, the Company acquired $528,974 of property and equipment and intangible assets of $3,766,972, in exchange for $4,493,028 in cash to the sellers. Additionally, at the time of these transactions, the Company carried net deferred revenue of $87,858, representing net franchise fees collected upon the execution of the franchise agreements. The Company netted this amount against the purchase price of the acquisitions.
In connection with the Company’s reacquisition and termination of regional developer rights during the nine months ended September 30, 2021, the Company had deferred revenue of $35,679 representing fees collected upon the execution of the regional developer agreement. The Company netted this amount against the aggregate purchase price of $1,388,700.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Such unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements and prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Form 10-K, which included all disclosures required by U.S. GAAP. The results of operations for the periods ended September 30, 2021 and 2020 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended September 30, 2021 and 2020 is unaudited.
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
Comprehensive Income
Net income and comprehensive income are the same for the three and nine months ended September 30, 2021 and 2020.

Correction of Immaterial Error

During the quarter ended September 30, 2021, the Company identified an immaterial error in the calculation of deferred revenue related to wellness packages. Management assessed the materiality of the error and determined the impact on the Company’s condensed consolidated financial statements was not material. December 31, 2020 balance sheet has been revised to correct the error as of January 1, 2020.

The table below sets forth the impact of the revision on the previously issued consolidated balance sheet:

	December 31, 2020
	As Previously
	Reported	Adjustments	As Adjusted
ASSETS
Deferred tax assets	8,007,633	80,440	8,088,073
Total assets	$65,732,843	$80,440	$65,813,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred revenue from company clinics	3,905,200	296,348	4,201,548
Total current liabilities	18,685,644	296,348	18,981,992
Total liabilities	44,981,760	296,348	45,278,108
Stockholders' equity:
Accumulated deficit	(20,470,081)	(215,908)	(20,685,989)
Total The Joint Corp. stockholders' equity	20,750,983	(215,908)	20,535,075
Total equity	20,751,083	(215,908)	20,535,175
Total liabilities and stockholders' equity	$65,732,843	$80,440	$65,813,283
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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Franchised clinics:	2021	2020	2021	2020
Clinics open at beginning of period	555	477	515	453
Opened during the period	28	21	76	49
Sold during the period	—	—	(8)	—
Closed during the period	—	(1)	—	(5)
Clinics in operation at the end of the period	583	497	583	497

	Three Months Ended September 30,		Nine Months Ended September 30,
Company-owned or managed clinics:	2021	2020	2021	2020
Clinics open at beginning of period	78	62	64	60
Opened during the period	5	1	11	3
Acquired during the period	—	—	8	—
Closed during the period	—	—	—	—
Clinics in operation at the end of the period	83	63	83	63

Total clinics in operation at the end of the period	666	560	666	560

Clinic licenses sold but not yet developed	252	178	252	178
Executed letters of intent for future clinic licenses	43	40	43	40
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
An entity deemed to be the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. In accordance with relevant accounting guidance, these PCs were determined to be VIEs. Such PCs are VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because they are liabilities on the PC’s books and the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. Additionally, the Company has determined that it has the ability to direct the activities that most significantly impact the performance of these PCs and have an obligation to absorb losses or receive benefits which could potentially be significant to the PCs. Accordingly, the PCs are variable interest entities for which the Company is the primary beneficiary and are consolidated by the Company. The carrying amount of the VIEs’ assets and liabilities are immaterial as of September 30, 2021 and December 31, 2020, except for amounts collected in advance for membership and wellness packages, which are recorded as deferred revenue. The VIEs’ deferred revenue liability balance as of September 30, 2021 and December 31, 2020 was $3.1 million and $2.6 million, respectively.
Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.
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
Accounts Receivable
Accounts receivable primarily represent amounts due from franchisees for royalty fees. The Company considers a reserve for doubtful accounts based on the creditworthiness of the entity. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on specific identification and historical performance that the Company tracks on an ongoing basis. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2021 and December 31, 2020, the Company had an allowance for doubtful accounts of $0.
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. During the nine months ended September 30, 2021, certain operating lease right-of-use assets related to closed clinics with a total carrying amount of $0.5 million was written down to its fair value of $0.4 million. As a result, the Company recorded a noncash impairment loss of approximately $0.1 million during the nine months ended September 30, 2021. No impairments of long-lived assets were recorded for the three months ended September 30, 2021 and for the three and nine months ended September 30, 2020.
Advertising Fund

The Company has established an advertising fund for national or regional marketing and advertising of services offered by its clinics. The monthly marketing fee is 2% of clinic sales. The Company segregates the marketing funds collected which are included in restricted cash on its condensed consolidated balance sheets. As amounts are expended from the fund, the Company recognizes a related expense. Such costs are included in selling and marketing expenses on the condensed consolidated income statements.
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
Revenues from Company-Owned or Managed Clinics. The Company earns revenues from clinics that it owns and operates or manages throughout the United States. Revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing. Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed. Any unused visits associated with monthly memberships are recognized on a month-to-month basis. The Company recognizes a contract liability (or a deferred revenue liability) related to the prepaid treatment plans for which the Company has an ongoing performance obligation. The Company derecognizes this contract liability, and recognizes revenue, as the patient consumes his or her visits related to the package and the Company transfers its services. Based on a historical lag analysis and an evaluation of legal obligation by jurisdiction, the Company concluded that any remaining contract liability that exists after 12 to 24 months from transaction date will be deemed breakage. Breakage revenue is recognized only at that point - when the likelihood of the patient exercising his or her remaining rights becomes remote.
Royalties and Advertising Fund Revenue. The Company collects royalties from its franchisees, as stipulated in the franchise agreement, equal to 7% of gross sales and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The revenue accounting standard provides an exception for the recognition of sales-based royalties promised in exchange for a license (which generally requires a reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price). As the franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to the Company’s performance obligation under the franchise agreement, such royalties are recognized as franchisee clinic level sales occur. Royalties are collected semi-monthly, two working days after each sales period has ended.
Franchise Fees. The Company requires the entire non-refundable initial franchise fee to be paid upon execution of a franchise agreement, which typically has an initial term of ten years. Initial franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement.  The Company’s services under the franchise agreement include training of franchisees and staff, site selection, construction/vendor management and ongoing operations support. The Company provides no financing to franchisees and offers no guarantees on their behalf. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation. Renewal franchise fees, as well as transfer fees, are also recognized as revenue on a straight-line basis over the term of the respective franchise agreement.
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
The Company entered into one regional developer agreement during the nine months ended September 30, 2020 for which it received approximately $201,000. This fee was deferred as of the transaction date and is recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. The company did not enter into any new regional developer agreements during the nine months ended September 30, 2021.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds.
The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $1,170,668 and $3,147,885 for the three and nine months ended September 30, 2021, respectively. Advertising expenses were $674,402 and $1,931,008 for the three and nine months ended September 30, 2020, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$1,937,095	$1,603,959	$6,935,751	$2,534,491

Weighted average common shares outstanding - basic	14,388,905	14,033,535	14,286,818	13,968,635
Effect of dilutive securities:
Unvested restricted stock and stock options	581,423	559,572	644,941	554,694
Weighted average common shares outstanding - diluted	14,970,328	14,593,107	14,931,759	14,523,329

Basic earnings per share	$0.13	$0.11	$0.49	$0.18
Diluted earnings per share	$0.13	$0.11	$0.46	$0.17
Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted average potentially dilutive securities:	2021	2020	2021	2020
Unvested restricted stock	—	—	—	—
Stock options	601	112,768	35,293	133,194

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
Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees
The Company currently franchises its concept across 35 states. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.

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
The Company recognizes the primary components of the transaction price as follows:
•Initial and renewal franchise fees, as well as transfer fees, are recognized as revenue ratably on a straight-line basis over the term of the respective franchise agreement commencing with the execution of the franchise, renewal, or transfer agreement. As these fees are typically received in cash at or near the beginning of the contract term, the cash received is initially recorded as a contract liability until recognized as revenue over time.
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
Disaggregation of Revenue
The Company believes that the captions contained on the condensed consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the three and nine months ended September 30, 2021 and 2020. Other revenues primarily consist of merchant income associated with credit card transactions.
Rollforward of Contract Liabilities and Contract Assets

Changes in the Company's contract liability for deferred franchise and regional development fees during the nine months ended September 30, 2021 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2020	$16,504,114
Revenue recognized that was included in the contract liability at the beginning of the year	(2,605,401)
Net increase during the nine months ended September 30, 2021(1)	4,649,915
Balance at September 30, 2021	$18,548,628
(1) Includes deferred revenues derecognized in connection with the acquisitions of $115,894
Changes in the Company's contract assets for deferred franchise and regional development costs during the nine months ended September 30, 2021 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2020	$5,238,307
Recognized as cost of revenue during the nine months ended September 30, 2021	(817,877)
Net increase during the nine months ended September 30, 2021(1)	1,958,841
Balance at September 30, 2021	$6,379,271
(1) Includes deferred cost of revenues derecognized in connection with the acquisitions of $28,036
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2021:

Contract liabilities expected to be recognized in	Amount
2021 (remainder)	$836,890
2022	3,089,736
2023	2,793,482
2024	2,332,747
2025	2,131,559
Thereafter	7,364,214
Total	$18,548,628

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
The allocation of the purchase price was as follows:

Property and equipment	$4,928
Operating lease right-of-use asset	651,197
Intangible assets	1,579,500
Total assets acquired	2,235,625
Goodwill	459,597
Deferred revenue	(123,974)
Operating lease liability - current portion	(49,303)
Operating lease liability - net of current portion	(626,362)
Net purchase consideration	$1,895,583

Intangible assets in the table above consist of reacquired franchise rights of $1,376,400 amortized over an estimated useful lives of eight to nine years and customer relationships of $203,100 amortized over an estimated useful life of three years.

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

Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated income statements for the three and nine months ended September 30, 2021 and 2020 as if both the AZ Clinics Purchase and the NC Clinics Purchase in 2021 had been completed on January 1, 2020.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2021	2020
Revenues, net	$16,241,551	$59,369,874	$43,972,250
Net income	1,599,294	6,605,749	2,437,978

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

The Company’s condensed consolidated income statements for the three and nine months ended September 30, 2021 include net revenue and net income of the acquired clinics in Arizona and North Carolina as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Revenues, net	$938,103	$1,944,837
Net income	$163,546	$477,263

Note 4: Property and Equipment
Property and equipment consist of the following:

	September 30, 2021	December 31, 2020
Office and computer equipment	$3,243,782	$2,194,348
Leasehold improvements	12,000,474	8,391,675
Software developed	5,034,989	1,193,007
Finance lease assets	267,252	282,027
	20,546,497	12,061,057
Accumulated depreciation and amortization	(8,417,607)	(6,890,837)
	12,128,890	5,170,220
Construction in progress	1,225,096	3,577,149
Property and equipment, net	$13,353,986	$8,747,369
Depreciation expense was $700,953 and $344,324 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $1,506,660 and $954,065 for the nine months ended September 30, 2021 and 2020, respectively.
Amortization expense related to finance lease assets was $21,797 and $18,850 for the three months ended September 30, 2021 and 2020, respectively. Amortization expense related to finance lease assets was $63,506 and $49,024 for the nine months ended September 30, 2021 and 2020, respectively.
Construction in progress at September 30, 2021 and December 31, 2020 principally relates to development and construction costs for the Company-owned or managed clinics.
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
As of September 30, 2021, and December 31, 2020, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
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
During the nine months ended September 30, 2021, certain operating lease right-of-use assets related to closed clinics with a total carrying amount of $0.5 million was written down to its fair value of $0.4 million. Fair value of the Company's operating lease right-of-use assets was determined based on the discounted cash flows of the estimated market rents. As a result, the Company recorded a noncash impairment loss of approximately $0.1 million during the nine months ended September 30, 2021. No impairments of long-lived assets were recorded for the nine months ended September 30, 2020.
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
On April 1, 2021, the Company recognized $2,571,727 and $1,195,245 of reacquired franchise rights and customer relationships, respectively, from the acquisitions (reference Note 3).

Intangible assets consist of the following:

	As of September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$5,818,621	$(2,841,022)	$2,977,599
Customer relationships	2,547,220	(1,477,187)	1,070,033
Reacquired development rights	4,406,221	(3,173,829)	1,232,392
	$12,772,062	$(7,492,038)	$5,280,024

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$3,246,894	$(2,107,730)	$1,139,164
Customer relationships	1,351,975	(1,130,800)	221,175
Reacquired development rights	3,053,201	(1,548,534)	1,504,667
	$7,652,070	$(4,787,064)	$2,865,006
Amortization expense related to the Company’s intangible assets was $939,505 and $351,114 for the three months ended September 30, 2021 and 2020, respectively. Amortization expense was $2,704,974 and $1,058,848 for the nine months ended September 30, 2021 and 2020, respectively.
Estimated amortization expense for 2021 and subsequent years is as follows:

Amount
2021 (remainder)	$931,145
2022	2,042,537
2023	988,325
2024	468,505
2025	203,738
Thereafter	645,774
Total expected amortization expense	$5,280,024

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
On March 18, 2020, the Company drew down $2,000,000 under the Revolver as a precautionary measure in order to further strengthen its cash position and provide financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 outbreak. As of September 30, 2021, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement and the full $2,000,000 remains outstanding as of September 30, 2021. The interest rate on funds borrowed under the Revolver as of September 30, 2021 was 2.25%.

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
The Company may grant the following types of incentive awards under the 2014 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2014 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, and such other terms and conditions as the plan committee determines. Awards granted under the 2014 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s condensed consolidated balance sheets.
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

The Company has computed the fair value of all options granted using the Black-Scholes-Merton model during the nine months ended September 30, 2021 and 2020, using the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Expected volatility	56.6% to 56.9%	53% to 58%
Expected dividends	None	None
Expected term (years)	7	7
Risk-free rate	0.97% to 1.15%	0.42% to 1.65%
The information below summarizes the stock options activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	835,601	$6.65	6.6
Granted	47,109	46.12
Exercised	(254,368)	5.82
Cancelled	(12,716)	24.09
Outstanding at September 30, 2021	615,626	$9.66	6.2
Exercisable at September 30, 2021	398,276	$5.04	5.2
For the three months ended September 30, 2021 and 2020, stock-based compensation expense for stock options was $179,111 and $122,922, respectively. For the nine months ended September 30, 2021 and 2020, stock-based compensation expense for stock options was $506,159 and $398,582, respectively.
Restricted Stock
Restricted stocks granted to employees generally vest in four equal annual installments. Restricted stocks granted to non-employee directors typically vest in full one year after the date of grant.
The information below summarizes the restricted stock activity for the nine months ended September 30, 2021:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2020	45,595	$13.13
Granted	9,313	57.03
Vested	(26,143)	13.61
Cancelled	—	—
Non-vested at September 30, 2021	28,765	$26.92
For the three months ended September 30, 2021 and 2020, stock-based compensation expense for restricted stock was $117,739 and $89,312, respectively. For the nine months ended September 30, 2021 and 2020, stock-based compensation expense for restricted stock was $320,749 and $280,124, respectively.
Note 9: Income Taxes
During the three months ended September 30, 2021 and 2020, the Company recorded income tax (benefit) expense of $(614,356) and $75,730, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded income tax (benefit) expense of $(1,644,496) and $127,551, respectively. The Company’s effective tax rate differs from the federal statutory tax rate due to permanent differences and state taxes. The negative effective tax rates for the three and nine months ended September 30, 2021 were primarily driven by excess tax benefits from exercise of stock options.

Note 10: Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the three and nine months ended September 30, 2021 and 2020:

	Line Item in the Company’s Condensed Consolidated Income Statements	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Finance lease costs:
Amortization of assets	Depreciation and amortization	$21,797	$18,850	$63,506	$49,024
Interest on lease liabilities	Other expense, net	2,132	3,066	7,225	8,779
Total finance lease costs		23,929	21,916	70,731	57,803
Operating lease costs	General and administrative expenses	1,201,547	891,603	3,221,145	2,659,569
Total lease costs		$1,225,476	$913,519	$3,291,876	$2,717,372
Supplemental information and balance sheet location related to leases is as follows:

	September 30, 2021	December 31, 2020
Operating Leases:
Operating lease right-of -use asset	$15,903,649	$11,581,435
Operating lease liability - current portion	$3,874,451	$2,918,140
Operating lease liability - net of current portion	14,977,426	10,632,672
Total operating lease liability	$18,851,877	$13,550,812
Finance Leases:
Property and equipment, at cost	$267,252	$282,027
Less accumulated amortization	(126,140)	(92,549)
Property and equipment, net	$141,112	$189,478
Finance lease liability - current portion	64,944	70,507
Finance lease liability - net of current portion	93,887	132,469
Total finance lease liabilities	$158,831	$202,976
Weighted average remaining lease term (in years):
Operating leases	5.3	4.7
Finance lease	3.6	4.1
Weighted average discount rate:
Operating leases	7.7%	8.5%
Finance leases	5.1%	5.3%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$3,069,797	$2,517,613
Operating cash flows from finance leases	7,225	8,779
Financing cash flows from finance leases	59,285	40,168

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$6,232,875	$919,607
Finance lease	15,140	201,423
Maturities of lease liabilities as of September 30, 2021 are as follows:

	Operating Leases	Finance Lease
2021 (remainder)	$1,242,724	$22,824
2022	5,149,264	54,371
2023	4,491,076	27,600
2024	3,915,068	27,600
2025	3,470,504	27,600
Thereafter	4,445,546	11,500
Total lease payments	$22,714,182	$171,495
Less: Imputed interest	(3,862,305)	(12,664)
Total lease obligations	18,851,877	158,831
Less: Current obligations	(3,874,451)	(64,944)
Long-term lease obligation	$14,977,426	$93,887
During the third quarter of 2021, the Company entered into various operating leases that have not yet commenced for spaces to be used by the Company’s new corporate clinics. These leases are expected to result in additional ROU assets and liabilities of approximately $1.4 million. These leases are expected to commence during the fourth quarter of 2021 and the first quarter of 2022, with lease terms of five to ten years.
Litigation
In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company. Such matters are subject to many uncertainties and to outcomes of which the financial impacts are not predictable with assurance and that may not be known for extended periods of time. A liability is established once management determines a loss is probable and an amount that can be reasonably estimated.
Note 11: Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.
The Company has two operating business segments and one non-operating business segment. The Corporate Clinics segment is composed of the operating activities of the company-owned or managed clinics. As of September 30, 2021, the Company operated or managed 83 clinics under this segment. The Franchise Operations segment is composed of the operating activities of the franchise business unit. As of September 30, 2021, the franchise system consisted of 583 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating business segments.
The tables below present financial information for the Company’s two operating business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2021	2020	2021	2020
Corporate clinics	$11,634,009	$8,403,844	$32,537,942	$22,554,946
Franchise operations	9,357,612	7,006,709	26,220,441	19,089,886
Total revenues	$20,991,621	$15,410,553	$58,758,383	$41,644,832

Depreciation and amortization:
Corporate clinics	1,538,251	636,734	3,879,786	1,828,643
Franchise operations	165,475	342	166,159	1,027
Corporate administration	(41,471)	77,212	229,195	232,267
Total depreciation and amortization	$1,662,255	$714,288	$4,275,140	$2,061,937

Segment operating income:
Corporate clinics	$1,241,081	$1,313,717	$4,415,793	$2,662,643
Franchise operations	4,156,829	3,404,723	11,887,071	8,778,537
Total segment operating income	$5,397,910	$4,718,440	$16,302,864	$11,441,180

Reconciliation of total segment operating income to consolidated earnings before income taxes:

Total segment operating income	$5,397,910	$4,718,440	$16,302,864	$11,441,180
Unallocated corporate	(4,059,032)	(3,013,084)	(10,957,559)	(8,723,890)
Consolidated income from operations	1,338,878	1,705,356	5,345,305	2,717,290
Other expense, net	16,139	25,667	54,050	55,248
Income before income tax benefit	$1,322,739	$1,679,689	$5,291,255	$2,662,042

Segment assets:	September 30, 2021	December 31, 2020
Corporate clinics	$36,778,871	$24,928,311
Franchise operations	12,257,569	9,744,375
Total segment assets	49,036,440	34,672,686

		(As Revised)
Unallocated cash and cash equivalents and restricted cash	19,992,282	20,819,629
Unallocated property and equipment	913,988	1,063,815
Other unallocated assets	11,036,188	9,257,153
Total assets	$80,978,898	$65,813,283
“Unallocated cash and cash equivalents and restricted cash” relates to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.

Note 12: Other Comments
COVID-19 Update
The Company's business remained healthy and resilient during the first nine months of 2021, despite the ongoing pandemic and the resurgence in COVID-19 cases in the third quarter of 2021. While the business continued to show strong year on year growth in revenues, and the Company expects this momentum to continue for the remainder of 2021, the COVID-19 outbreak continues to be fluid, and the extent to which the pandemic will impact the Company's business remains uncertain. The Company's 2020 revenue and earnings were negatively impacted compared to its pre-COVID-19 pandemic expectations, and the pandemic may have a negative impact on the Company's revenue and net income in the remainder of 2021. Public health officials and medical professionals have warned that a resurgence of COVID-19 cases may continue, particularly if vaccination rates do not increase or if additional potent variants emerge, which may impact the general economic recovery. The ongoing economic impacts and health concerns associated with the pandemic may continue to affect patient behavior and spending levels and could result in reduced visits and patient spending trends that adversely impact the Company's financial position and results of operations. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state, or local authorities, or that it determines are in the best interests of its employees and patients.

Note 13: Subsequent Events

On November 1, 2021, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller four operating franchises in North Carolina. The Company operates the franchises as company-owned clinics. The total purchase price for the transaction was $1,284,212, less $46,681 of net deferred revenue resulting in total purchase consideration of $1,237,531. The purchase price is subject to post-closing price adjustments.
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

•we may not be able to identify, recruit and train enough qualified chiropractors and other personnel to staff our clinics, particularly in light of the current nationwide labor shortage, which might limit our ability to implement our growth strategy;

•short-selling strategies and negative opinions posted on the internet may drive down the market price of our common stock and could result in class action lawsuits;

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

•state administrative actions and rulings regarding the corporate practice of chiropractic and federal and state laws and regulations regarding joint employer responsibility may jeopardize our business model;

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
Key Performance Measures.  We receive monthly performance reports from our system and our clinics which include key performance indicators per clinic, including gross sales, comparable same-store sales growth, or “Comp Sales,” number of new patients, conversion percentage, and member attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales, adjusted EBITDA, and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. System-wide sales include sales at all clinics, whether operated by us or by franchisees. While franchised sales are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base. Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment. There was no bargain purchase gain for the nine months ended September 30, 2021 and 2020.
Key Clinic Development Trends.   As of September 30, 2021, we and our franchisees operated or managed 666 clinics, of which 583 were operated or managed by franchisees and 83 were operated as company-owned or managed clinics. Of the 83 company-owned or managed clinics, 34 were constructed and developed by us, and 49 were acquired from franchisees.
Our current strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy, and continue to expand our corporate clinic portfolio within clustered locations. The number of franchise licenses sold for the year ended December 31, 2020 was 121, compared with 126 and 99 licenses for the years ended December 31, 2019 and 2018, respectively. We ended the first nine months of 2021 with 21 regional developers who were responsible for 82% of the 132 licenses sold during the period. This strong result reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the accelerated development of greenfield clinics and the further selective acquisition of existing franchised clinics. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. During the nine months ended September 30, 2021, we opened eleven greenfield clinics, and as of September 30, 2021, we executed 18 leases for future greenfield clinic locations and had 19 additional letters-of-intent in place for further greenfield expansion.
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

The U.S. economy continued on a path to recovery in the first half of 2021 with millions of Americans receiving the COVID-19 vaccine and the easing of government-imposed restrictions. During the third quarter of 2021, however, the U.S. saw a resurgence in COVID-19 cases, particularly as a result of a new variant of COVID-19. As mentioned in our results of operations, our business has remained healthy and resilient despite the ongoing pandemic.
While our business continues to show strong year on year growth in revenues, and we expect this momentum to continue for the remainder of 2021, the COVID-19 outbreak continues to be fluid, and the extent to which the pandemic will impact our business remains uncertain. Our 2020 revenue and earnings were negatively impacted compared to our pre-COVID-19 pandemic expectations, and the pandemic may have a negative impact on our revenue and net income in the remainder of 2021. Public health officials and medical professionals have warned that the resurgence of COVID-19 cases may continue, particularly if vaccination rates do not increase or if additional potent variants emerge, which may impact the general economic recovery. The ongoing economic impacts and health concerns associated with the pandemic may continue to affect patient behavior and spending levels and could result in reduced visits and patient spending trends that adversely impact our financial position and results of operations. In addition, the impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including new or more restrictive stay-at-home orders and other new or revised public health requirements recommended or imposed by federal, state and local authorities. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies.
In spite of these challenges, and other factors, which may individually or in combination slow the recovery from the COVID-19 pandemic-induced disruptions, we believe we are well-positioned to operate effectively through the present environment, as we continue to conduct business as usual with modifications to employee travel and employee work locations, and with our new sanitary and safety measures in our clinics. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and patients.

Other Significant Events and/or Recent Developments
For the three months ended September 30, 2021:
•Comp Sales of clinics that have been open for at least 13 full months increased 27%.

•Comp Sales for mature clinics open 48 months or more increased 21%.

•System-wide sales for all clinics open for any amount of time grew 37%.
For the nine months ended September 30, 2021:
•System-wide sales for all clinics open for any amount of time grew 42%.

•76 new franchised clinics and eleven company-owned or managed greenfields were opened, for a total of 666 clinics.
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
On April 1, 2021, we entered into an Asset and Franchise Purchase Agreement under which we repurchased from the seller six operating franchises in North Carolina. We operate the franchises as company-managed clinics. The total purchase price for the transaction was $2,568,028, less $58,441 of net deferred revenue, resulting in total purchase consideration of $2,509,587

On November 1, 2021, we entered into an Asset and Franchise Purchase Agreement under which we repurchased from the seller four operating franchises in North Carolina. We operate the franchises as company-owned clinics. The total purchase price for the transaction was $1,284,212, less $46,681 of net deferred revenue resulting in total purchase consideration of $1,237,531. The purchase price is subject to post-closing price adjustments.

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

2021 Full Year Outlook

•We expect our revenues to be between $80 million and $81 million, compared to $58.7 million in 2020.
•We expect our adjusted EBITDA to be between $13 million and $14 million, compared to $9.1 million in 2020.
•We expect franchised clinic openings to be between 105 and 115, compared to 70 in 2020.
•We expect Company-owned or managed clinics, through a combination of both greenfields and buybacks, to increase by between 25 and 35, compared to 4 in 2020.

We believe we are well positioned for the remainder of 2021 due to, among other things, our resilient business model, planned new clinic openings and expansion of company-owned or managed clinics, and current positive economic trends. However, the long-term impact of COVID-19 on our operational and financial performance will depend on certain developments including the duration, spread, severity, and trajectory of the virus. These potential developments are uncertain and cannot be predicted and as such, the extent to which COVID-19 will impact our business, operations, financial condition and results of operations over the long term is unknown.
Factors Affecting Our Performance
Our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic sales, openings, and closures and related expenses, the markets in which our clinics operate, general economic conditions, consumer confidence in the economy, consumer preferences, competitive factors, and disease epidemics and other health-related concerns, such as the current COVID-19 outbreak.
Significant Accounting Polices and Estimates
There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2021 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues - three months ended September 30, 2021 compared with three months ended September 30, 2020
Components of revenues were as follows:

	Three Months Ended September 30,
Revenues	2021	2020	Change from Prior Year	Percent Change from Prior Year
Revenues from company-owned or managed clinics	$11,634,009	$8,403,844	$3,230,165	38.4%
Royalty fees	5,714,637	4,170,692	1,543,945	37.0%
Franchise fees	648,598	519,131	129,467	24.9%
Advertising fund revenue	1,627,693	1,187,666	440,027	37.0%
IT related income and software fees	840,969	688,046	152,923	22.2%
Regional developer fees	209,651	222,908	(13,257)	(5.9)%
Other revenues	316,064	218,266	97,798	44.8%
Total revenues	$20,991,621	$15,410,553	$5,581,068	36.2%
Consolidated Results

•Total revenues increased by $5.6 million, primarily due to the continued expansion and revenue growth of our franchise base and the continued revenue growth and expansion of our corporate-owned or managed clinics portfolio.
Corporate Clinics
•Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of our corporate-owned or managed clinics portfolio.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of September 30, 2021 and 2020, there were 583 and 497 franchised clinics in operation, respectively.
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
Total Revenues - nine months ended September 30, 2021 compared with nine months ended September 30, 2020
Components of revenues were as follows:

	Nine Months Ended September 30,
Revenues	2021	2020	Change from Prior Year	Percent Change from Prior Year
Revenues from company-owned or managed clinics	$32,537,942	$22,554,946	$9,982,996	44.3%
Royalty fees	15,816,500	11,157,575	4,658,925	41.8%
Franchise fees	1,967,680	1,555,846	411,834	26.5%
Advertising fund revenue	4,521,342	3,176,080	1,345,262	42.4%
IT related income and software fees	2,387,543	1,964,968	422,575	21.5%
Regional developer fees	642,041	643,974	(1,933)	(0.3)%
Other revenues	885,335	591,443	293,892	49.7%
Total revenues	$58,758,383	$41,644,832	$17,113,551	41.1%
Consolidated Results
•Total revenues increased by $17.1 million, primarily due to the continued expansion and revenue growth of our franchise base, continued same-store sales growth and expansion of our corporate-owned or managed clinics portfolio, and the negative impact of the pandemic during the second quarter of 2020 relative to the same quarter of 2021, which decline is reflected in total revenues for the nine months ended September 30, 2020.
Corporate Clinics
•Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of our corporate-owned or managed clinics portfolio and the negative impact of the same-store sale decline due to the pandemic in the second quarter of 2020 relative to the same quarter of 2021, which decline is included in the revenues for company-owned or managed clinics for the nine months ended September 30, 2020.

Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period along with continued sales growth in existing franchised clinics and the negative impact of the same-store sale decline due to the pandemic in the second quarter of 2020 relative to the same quarter of 2021, which decline is included in the revenues for franchised clinics for the nine months ended September 30, 2020. As of September 30, 2021 and 2020, there were 583 and 497 franchised clinics in operation, respectively.
•Franchise fees increased due to an increase in executed franchise agreements, as these fees are recognized ratably over the term of the respective franchise agreement.
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Other revenues primarily consist of merchant income associated with credit card transactions.

Cost of Revenues	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$2,300,122	$1,712,246	$587,876	34.3%
Nine Months Ended September 30,	6,103,976	4,566,042	1,537,934	33.7%
For the three months ended September 30, 2021, as compared with the three months ended September 30, 2020, the total cost of revenues increased due to an increase in regional developer royalties and sales commissions of $0.3 million and due to an increase in website hosting cost of $0.3 million. For the nine months ended September 30, 2021, as compared with the nine months ended September 30, 2020, the total cost of revenues increased due to an increase in regional developer royalties and sales commissions of $1.0 million and due to an increase in website hosting cost of $0.5 million.

Selling and Marketing Expenses	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$2,881,575	$1,845,601	$1,035,974	56.1%
Nine Months Ended September 30,	8,503,617	5,684,556	2,819,061	49.6%
Selling and marketing expenses increased for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, driven by an increase in advertising fund expenditures from a larger franchise base, the timing of the national marketing fund spend, and an increase in local marketing expenditures by the company-owned or managed clinics.

Depreciation and Amortization Expenses	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$1,662,255	$714,288	$947,967	132.7%
Nine Months Ended September 30,	4,275,140	2,061,937	2,213,203	107.3%
Depreciation and amortization expenses increased for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, primarily due to: (i) the development rights reacquired in December 2020 and January 2021 for a total net consideration of $2.4 million, which are amortized over the remaining original contract periods of approximately 13 to 25 months, (ii) amortization of intangibles related to the 2021 clinic acquisitions, (iii) depreciation expenses associated with the expansion of our corporate-owned or managed clinics portfolio in 2020 and 2021, and (iv) depreciation expenses associated with the new IT platform used by clinics for operations and for the management of operations, which went live in July 2021.

General and Administrative Expenses	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$12,812,331	$9,433,062	$3,379,269	35.8%
Nine Months Ended September 30,	34,513,378	26,668,420	7,844,958	29.4%

General and administrative expenses increased during the three and nine months ended September 30, 2021 compared to the three months and nine months ended September 30, 2020, primarily due to an increase in payroll, professional fees, and IT expenses to support continued clinic count and revenue growth. As a percentage of revenue, general and administrative expenses during the nine months ended September 30, 2021 and 2020 were 59% and 64%, respectively, reflecting improved leverage in the operating model, which is not expected to continue in following quarters, as five greenfields were opened at the end of September 2021 and more are anticipated to be opened in the fourth quarter of 2021.
Income from Operations - three months ended September 30, 2021 compared with three months ended September 30, 2020

Three Months Ended September 30,	2021	2020	Change from Prior Year	Percent Change from Prior Year

Income from Operations	$1,338,878	$1,705,356	$(366,478)	(21.5)%
Consolidated Results
Consolidated income from operations decreased by $0.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the increase in operating expenses in the corporate clinics and unallocated corporate segments discussed below, which more than offset the increase in revenue.
Corporate Clinics
Our corporate clinics segment had income from operations of $1.2 million for the three months ended September 30, 2021, a decrease of $0.1 million compared to income from operations of $1.3 million for the prior year period. The decrease was primarily due to:
•An increase in revenues of $3.2 million from company-owned or managed clinics; more than offset by
•A $3.3 million increase in operating expenses primarily driven by: (i) an increase in payroll-related expenses due to a higher head count to support the expansion of our corporate clinic portfolio, (ii) an increase in depreciation and amortization expense related to the reacquired development rights, 2021 acquisitions, and new IT platform discussed above, and (iii) an increase in selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics.
Franchise Operations
Our franchise operations segment had income from operations of $4.2 million for the three months ended September 30, 2021, an increase of $0.8 million, compared to income from operations of $3.4 million for the prior year period. This increase was primarily due to:
•An increase of $2.4 million in total revenues; partially offset by
•An increase of $1.6 million in total expenses due to: (i) an increase in cost of revenue due to an increase in regional developer royalties and sales commissions and website hosting, and (ii) an increase of $1.0 million in operating expenses, primarily due to an increase in selling and marketing expenses resulting from a larger franchise base, as well as due to an increase in payroll-related expenses due to a higher head count.
Unallocated Corporate

Unallocated corporate expenses for the three months ended September 30, 2021 increased by $1.0 million compared to the prior year period, primarily due to higher payroll, professional fees, and IT expenses to support continued clinic count and revenue growth in both operating segments.
Income from Operations - nine months ended September 30, 2021 compared with nine months ended September 30, 2020

Nine Months Ended September 30,	2021	2020	Change from Prior Year	Percent Change from Prior Year

Income from Operations	5,345,305	2,717,290	$2,628,015	96.7%
Consolidated Results
Consolidated income from operations increased by $2.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the improved operating income in both the corporate clinics and the franchise operations segments, partially offset by increased expenses in the unallocated corporate segment discussed below. In addition, consolidated income from operations for the nine months ended September 30, 2020 included the negative impact of the same-store sale decline during the second quarter of 2020 due to the pandemic as discussed above, which contributed to the amount of the increase of consolidated income from operations for the nine months ended September 30, 2021 relative to the nine months ended September 30, 2020.
Corporate Clinics
Our corporate clinics segment had income from operations of $4.4 million for the nine months ended September 30, 2021, an increase of $1.8 million compared to income from operations of $2.7 million for the prior year period. The increase was primarily due to:
•An increase in revenues of $10.0 million from company-owned or managed clinics; partially offset by
•A $8.2 million increase in operating expenses primarily driven by: (i) an increase in payroll-related expenses due to a higher head count to support the expansion of our corporate clinics portfolio, (ii) an increase in depreciation and amortization expense related to the reacquired development rights, 2021 acquisitions, expansion of our corporate-owned or managed clinics portfolio in 2020 and 2021, and new software discussed above, (iii) an increase in selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics, and (iv) an increase in overhead expenses associated with the expansion of our corporate-owned or managed clinics portfolio in 2021.
Franchise Operations
Our franchise operations segment had income from operations of $11.9 million for the nine months ended September 30, 2021, an increase of $3.1 million, compared to income from operations of $8.8 million for the prior year period. This increase was primarily due to:
•An increase of $7.1 million in total revenues; partially offset by
•An increase of $4.0 million in total expenses due to: (i) an increase in cost of revenue due to an increase in regional developer royalties and sales commissions and website hosting, and (ii) an increase of $2.5 million in operating expenses, primarily due to an increase in selling and marketing expenses resulting from a larger franchise base, as well as due to an increase in payroll-related expenses due to a higher head count.
Unallocated Corporate
Unallocated corporate expenses for the nine months ended September 30, 2021 increased by $2.2 million compared to the prior year period, primarily due to higher payroll and overhead expenses, as well as professional fees to support continued clinic count and revenue growth in both operating segments.

Non-GAAP Financial Measures
The table below reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020.

(unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Non-GAAP Financial Data:
Net income	$1,937,095	$1,603,959	$6,935,751	$2,534,491
Net interest expense	16,139	25,668	54,050	55,248
Depreciation and amortization expense	1,662,255	714,288	4,275,140	2,061,937
Income tax (benefit) expense	(614,356)	75,730	(1,644,496)	127,551
EBITDA	3,001,133	2,419,645	9,620,445	4,779,227
Stock compensation expense	296,850	212,234	826,908	678,706
Acquisition related expenses	3,000	—	48,346	—
(Gain) loss on disposition or impairment	(3,540)	—	16,967	(53,413)
Adjusted EBITDA	$3,297,443	$2,631,879	$10,512,666	$5,404,520
Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment. There was no bargain purchase gain for the three and nine months ended September 30, 2021 and 2020. We have provided Adjusted EBITDA because it is a non-GAAP measure of financial performance commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

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
Liquidity and Capital Resources
As of September 30, 2021, we had unrestricted cash and short-term bank deposits of $19.5 million and available capacity of $5.5 million under the development line of credit. While the ongoing COVID-19 pandemic creates potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our development line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next twelve months.

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

Analysis of Cash Flows
Net cash provided by operating activities increased by $5.5 million to $12.5 million for the nine months ended September 30, 2021, compared to $6.9 million for the nine months ended September 30, 2020. The increase was primarily attributable to an increase in revenue over the prior year period, which was partially offset by an increase in operating expenses over the prior year period.
Net cash used in investing activities was $11.3 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, this included acquisitions of $4.5 million, purchases of property and equipment of $5.4 million, and reacquisition and termination of regional developer rights for $1.4 million. For the nine months ended September 30, 2020, this included purchases of property and equipment of $2.3 million.
Net cash used in financing activities for the nine months ended September 30, 2021 was $2.0 million, compared with net cash provided by financing activities of $5.1 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, this included repayment of the PPP loan of $2.7 million and purchases of treasury stock for $0.7 million, which were partially offset by the proceeds from the exercise of stock options of $1.5 million. For the nine months ended September 30, 2020, this included proceeds from: (i) the credit facility, net of related fees of $1.9 million, (ii) the loan under the CARES Act Paycheck Protection Program of $2.7 million, and (iii) the exercise of stock options of $0.5 million.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our management concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following risks related to our business have been added, updated or replaced:

A new risk under the category of “RISKS RELATED TO OPERATING OUR BUSINESS” has been added as follows:

The nationwide labor shortage has negatively impacted our ability to recruit chiropractors and other qualified personnel.

The current nationwide labor shortage has negatively impacted our ability and the ability of our franchisees to recruit and retain qualified chiropractors, wellness coordinators and other qualified personnel. This shortage may limit our ability to open new clinics, require us to enhance wages and benefits, or reduce clinic operating hours, all of which could reduce our net revenues.

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

In addition, effective on September 28, 2021, the DOL withdrew the joint employer final rules under the Fair Labor Standards Act (FLSA), which had narrowed the definition of “joint employer” under the FLSA. Key provisions of the joint employer final rules had already been vacated by the United States District Court for the Southern District of New York in a lawsuit brought by various state attorneys general. The DOL has not proposed to replace the withdrawn rule with any new guidance, reverting to a legal landscape which includes a more expansive definition of “joint employer.” Under a more expansive definition, a franchisor could be jointly liable with its franchisee for minimum wages and overtime pay violations, depending on the extent of control and supervision the franchisor is able to exercise over the franchisee’s employees.

In September 2021, the Service Employees International Union (SEIU) filed a lawsuit seeking to strike down the NLRB final rule, which narrowed the meaning of “joint employer” in the collective bargaining context under the NLRA.

In addition to efforts to expand the definition of “joint employer” through the withdrawal of the FLSA rule and the SEIU lawsuit with respect to the NLRB rule, it is expected that the Equal Opportunity Employment Commission (EEOC), which enforces anti-discrimination laws, will issue rules which include an expansive definition of “joint employer.”

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

The following risk under “RISKS RELATED TO INFORMATION TECHNOLOGY, CYBERSECURITY AND DATA PRIVACY” has been revised as follows:

The risk factor under the heading “If our security systems are breached, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain patients” has been updated and replaced in its entirety by the follows:

Techniques used to gain unauthorized access to corporate data systems are constantly evolving, and there is a potential for increased cyber-attacks and security challenges as our employees and employees of our vendors and franchisees work remotely from non-corporate managed networks during the ongoing COVID-19 pandemic and beyond. We may be unable to anticipate or prevent unauthorized access to data pertaining to our patients, including credit card and debit card information and other personally identifiable information. Our systems, which are supported by our own systems and those of third-party vendors, are vulnerable to computer malware, trojans, viruses, worms, break-ins, phishing attacks, denial-of-service attacks, attempts to access our servers in an unauthorized manner, or other attacks on and disruptions of our and third-party vendor computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information. If an actual or perceived breach of security occurs on our systems or a vendor’s systems, we may face civil liability and reputational damage, either of which would negatively affect our ability to attract and retain patients. We also would be required to expend significant resources to mitigate the breach of security and to address related matters.

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

A new risk under the category of “GENERAL RISK FACTORS” has been added as follows:

Short-selling strategies and negative opinions posted on the internet may drive down the market price of our common stock and could result in class action lawsuits.

Short selling occurs when an investor borrows a security and sells it on the open market, with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares. Because it is in the short seller's best interests for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding an issuer, its business prospects, and similar matters calculated to, or which may create a negative depiction of the company. This information is often widely distributed, including through platforms that mainly serve as hosts seeking advertising revenue. Issuers who have limited trading volumes and are thus susceptible to higher volatility levels than large-cap stocks can be particularly vulnerable to such short seller attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and are not subject to certification requirements imposed by the U.S. Securities and Exchange Commission. Accordingly, the opinions they express may be based on distortions or omissions of facts or fabrications. In light of the limited risks involved in publishing such information, and the significant profits that can be made from running successful short attacks, short sellers will likely continue to issue such reports.

We may be subject to short selling strategies that may drive down the market price of our common stock. We were recently the target of negative allegations posted on an internet platform designed to advise short sellers, which precipitated a decline in the price of our stock. Shortly thereafter, several plaintiffs' law firms announced investigations into potential securities laws violations based on these allegations. While we believe these allegations are without merit, and no litigation has yet been commenced regarding such allegations, we still face the potential for litigation to be initiated against us. While we would vigorously defend against any such litigation, regardless of outcome, litigation can be costly and time-consuming, divert the attention of our management team, adversely impact our reputation and brand, and if a plaintiff claim were successful, could result in significant liability, all of which could harm our business and financial condition.

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

THE JOINT CORP.

Dated: November 5, 2021	By:	/s/ Peter D. Holt
Peter D. Holt President and Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2021	By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer)