Form 10-K
period 2021-12-31
JOINT Corp
filed 2022-03-14
CIK 1612630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated Filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $880.2 million as of June 30, 2021 based on the closing sales price of the common stock on the NASDAQ Capital Market.
There were 14,421,760 shares of the registrant’s common stock outstanding as of February 25, 2022.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement relating to its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Form 10-K.

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
•we may fail to remediate the current or future material weaknesses in our internal controls over financial reporting or may otherwise be unable to maintain an effective system of internal control over financial reporting, which might negatively impact our ability to accurately report our financial results, prevent fraud, or maintain investor confidence;
•we may fail to successfully design and maintain our proprietary and third-party management information systems or implement new systems;
•we may fail to properly maintain the integrity of our data or to strategically implement, upgrade or consolidate existing information systems;

•franchised clinic acquisitions that we make could disrupt our business and harm our financial condition if we cannot continue their operational success or successfully integrate them;
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
•when we describe our acquisition of a clinic, we are referring to our acquisition of the assets of a clinic owned by one of our franchisees. When we describe our opening of a clinic, we are referring to our opening of a clinic that is owned or managed by us from its inception. In certain jurisdictions, we manage all aspects of the clinics we acquire or open, and in certain other jurisdictions, we manage only those aspects of our clinics that do not relate to the practice of chiropractic.

PART I

ITEM 1.    BUSINESS

"Our mission is to improve quality of life through routine and affordable chiropractic care."
Overview
Our principal business is to develop, own, operate, support and manage chiropractic clinics through direct ownership, management arrangements, franchising and regional developers throughout the United States.
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
Since acquiring the predecessor to our company in March 2010, we have grown our enterprise from eight to 706 clinics in operation as of December 31, 2021, with an additional 245 franchise licenses sold but not yet developed across our network, and 38 letters-of-intent for 38 future clinic licenses. As of December 31, 2021, our franchisees owned or managed 610 clinics, and we owned or managed 96 clinics. In the year ended December 31, 2021, our system registered approximately 10.9 million patient visits and generated system-wide sales of $361.1 million. Our future growth strategy remains focused on accelerating the development of our franchise base through the sale of additional franchises and through a robust regional developer network. In 2022, we plan to continue our acceleration of the expansion of our company-owned or managed portfolio through the opportunistic acquisition of select operating clinics in addition to the development of new clinics. We collect a royalty of 7.0% of revenues from franchised clinics. We remit a 3.0% royalty to our regional developers on the gross sales of franchises opened within certain regional developer protected territories. We also collect a national marketing fee of 2.0% of gross sales of all franchised clinics. We receive a franchise sales fee of $39,900 for each franchise we sell directly and offer a veterans discount, as well as a discount for purchase of multiple location franchises. If a franchisee purchases additional franchise licenses, the initial franchise fee is reduced by $10,000 per additional license. For each franchise sold through our network of regional developers, the regional developer typically receives up to 50% of the respective franchise fee.
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
On November 25, 2015, we closed on our follow-on public offering of 2,272,727 shares of common stock, at a price to the public of $5.50 per share. We granted the underwriters a 45-day option to purchase up to 340,909 additional shares of common stock to cover over-allotments, if any. On December 30, 2015, our underwriters exercised their over-allotment option to purchase an additional 340,909 shares of common stock at a price of $5.50 per share. After giving effect to the over-allotment exercise, the total number of shares offered and sold in our follow-on public offering increased to 2,613,636 shares. With the over-allotment option exercise, we received aggregate net proceeds of approximately $13.3 million.
We deliver convenient, appointment-free chiropractic adjustments in an inviting, open bay environment at prices that are approximately 48% lower than the average industry cost for comparable procedures offered by traditional chiropractors, according to 2020 industry data from Chiropractic Economics. In support of our mission to offer quality, affordable and convenient care to our patients, our clinics offer a variety of customizable membership and wellness treatment plans which provide additional value pricing even as compared with our single-visit pricing schedules. These flexible plans are designed to attract patients and encourage repeat visits and routine usage as part of an overall health and wellness program.
As of December 31, 2021, we had 706 franchised or company-owned or managed clinics in operation in 37 states. The map below shows the states in which we or our franchisees operate clinics and the number of clinics open in each state as of December 31, 2021.

WA 11
OR 6
ID 5
MN 11
WI 6
MI 3
NY 1
NH 3
IA 2
PA 3
NJ 5
NE 1
NV 16
UT 22
CO 30
IL 20
IN 7
OH 15
MD 7
CA 62
CA 51
KS 3
MO 16
KY 1
VA 10
VA 6
NC 10
NC 26
AZ 22
AZ 21
NM 4
OK 8
TN 27
AR 6
GA 2
SC 2
SC 19
GA 44
MS 2
AL 7
TX 121
LA 9
FL 53
Franchised Clinics
Corporate Clinics
Regional Developer (RD) Present
No Regional Developer (RD) Present

As of December 31, 2021 | © 2022 The Joint Corp. All Rights Reserved

Our retail locations have been selected to be visible, accessible and convenient. We offer a welcoming, consumer-friendly experience that attempts to redefine the chiropractic doctor/patient relationship. Our clinics are open longer hours than many of our competitors, including weekend days, and our patients do not need appointments. We accept cash or major credit cards in return for our services. We do not accept insurance and do not provide Medicare covered services. We believe that our approach, especially our commitment to affordable pricing and our ready service delivery model, will attract existing consumers of chiropractic services and will also appeal to the growing market of consumers who seek alternative or non-invasive wellness care, but have not yet tried chiropractic. According to our patient survey conducted in early 2022 by WestGroup Research, 36% of our new patients had never tried chiropractic care before they came to The Joint. This represents an increase from 27% of patients new to chiropractic in the same survey conducted in 2021, 26% in 2019, 22% in 2017, 21% in 2016, and 16% in 2013, demonstrating our continued impact on the chiropractic market and offering validation to our thesis that we are actually expanding the overall market for chiropractic.
Our patients arrive at our clinics without appointments at times convenient to their schedules. Once a patient has joined our system and is returning for treatment, they simply swipe their membership card at a card reader at the reception desk to announce their arrival. The patient is then escorted to our open adjustment area, where they are required to remove only their outerwear to receive their adjustment. Each patient’s records are digitally updated for retrieval in our proprietary data storage system by our chiropractors in compliance with all applicable medical records security and privacy regulations. The adjustment process, administered by a licensed chiropractor, takes approximately 15 - 20 minutes on average for a new patient and 5 - 7 minutes on average for a returning patient.
Our consumer-focused service model targets the non-acute treatment market, which is part of the $18 billion chiropractic services market, according to an IBIS market research report in June 2021. As our model does not focus on the treatment of severe or acute injury, we do not provide expensive and invasive diagnostic tools such as MRIs and X-rays. Instead we refer those with severe or acute symptoms to alternate healthcare providers, including traditional chiropractors.
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
The chiropractic industry in the United States is large and highly fragmented. The Bureau of Labor Statistics estimates that $90 billion is spent on back pain each year in the U.S. According to a report issued by IBIS World Chiropractors Market Research in June 2021, expenditures for chiropractic services in the U.S. are $18 billion annually. The United States Bureau of Labor Statistics expects employment in chiropractic to grow steadily. Some of the factors that the Bureau of Labor Statistics identified as driving this growth are healthcare cost pressures, an aging population requiring more health care and technological advances, all of which are expected to increasingly shift services from inpatient facilities and hospitals to outpatient settings. We believe that the demand for our chiropractic services will continue to grow as a result of several additional drivers, such as the growing recognition of the benefits of regular maintenance therapy coupled with an increasing awareness of the convenience of our service and of our pricing at a significant discount to the cost of traditional chiropractic adjustments and, in most cases, at or below the level of insurance co-payment amounts.
Today, most chiropractic services are provided by sole practitioners, generally in medical office settings. The chiropractic industry differs from the broader healthcare services industry in that it is more heavily consumer-driven, market-responsive and price sensitive, in large measure a result of many treatment options falling outside the bounds of traditional insurance reimbursable services and fee schedules. According to the IBIS market research report in June 2021, the three largest industry companies were each expected to generate less than 1% of total industry revenue in 2021. We believe these characteristics are evidence of an underserved market with potential consumer demand that is favorable for an efficient, low-cost, consumer-oriented provider.
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
Accordingly, we believe these and certain other trends favor our business model. Among these are:
•People, most notably Millennials – the largest portion of our patient base – have increasingly active lifestyles and are expected to live longer, requiring more medical, maintenance and preventative support;
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
We attracted an average of 1,422 new patients per clinic (for all clinics open for the full twelve months of 2021) during the year ended December 31, 2021, as compared to the most recent chiropractic industry average of 291 new patients per year for traditional insurance-based non-multidisciplinary or integrated practices, according to a 2021 Chiropractic Economics survey (conducted in March and April of 2021).

Quality, Empathetic Service.  Across our system we have a community of more than 1,700 fully licensed chiropractic doctors, who performed approximately 10.9 million adjustments in 2021 alone. Our doctors provide personal and intuitive patient care focused on pain relief and ongoing wellness to promote healthy, active lifestyles. We provide our doctors one-on-one training, as well as ongoing coaching and mentoring. Our doctors continually refine their skills, as our clinics see an average of 347 patient visits per week (for clinics open for the full twelve months of 2021), as compared to the most recent chiropractic industry average of 112 patients per week for non-multidisciplinary or integrated practices, according to the same 2021 Chiropractic Economics survey referred to above. Our service offerings encourage consumer trial, repeat visits and sustainable patient relationships.
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
Accessibility.  We believe that our strongest competitive advantages are our convenience and affordability. By focusing on non-acute care in an open-bay environment and by not participating in insurance or Medicare reimbursement, we are able to offer a much less expensive alternative to traditional chiropractic services. We can do this because our clinics do not have the expenses of performing certain diagnostic procedures and processing reimbursement claims. Our model allows us to pass these savings on to our patients. According to Chiropractic Economics in 2021, the average fee for a chiropractic treatment involving spinal manipulation in a cash-based practice in the United States is approximately $64. By comparison, our average fee as of December 31, 2021 was approximately $33, approximately 48% lower than the industry average price.
We believe our pricing and service offering structure helps us to generate higher usage. The following table sets forth our average price per adjustment as of December 31, 2021 for patients who pay by single adjustment plans, multiple adjustment packages, and multiple adjustment membership plans. Our price per adjustment as of December 31, 2021 averaged approximately $33 across all three groups.

	The Joint Service Offering
	Single Visit	Package(s)	Membership(s)
Price per adjustment	$39	$21—$33	$17—$20

Proven track record of opening clinics and growing revenue at the clinic level. We have grown our clinic revenue base consistently. From January 2012 through December 31, 2021, we have increased annual gross sales across our clinics from $22.3 million to $361.1 million. During this period, we increased the number of clinics in operation from 33 to 706.
We continue to be encouraged by the ability of individual clinics to generate growth. While there is significant variation in results in our system, and the results of our top-performing clinics are not representative of our system overall, we believe it is worth noting that in January 2012, the highest-performing clinic in our system was a franchised clinic which had monthly sales of approximately $45,000, and in December 2021, the highest performing clinic in our system was a franchised clinic which had monthly sales of approximately $163,000.
Strong and proven management team.  Our strategic vision is directed by our president and chief executive officer, Peter D. Holt, who has more than 35 years of experience in domestic and international franchising, franchise development and operations. Under his direction, we have confirmed our commitment to the continued strengthening of operations, the continued cultivation and management of our franchise community, as well as a strong commitment to future clinic development both domestically and internationally. Mr. Holt was most recently president and chief executive officer of Tasti-D-Lite. He has also served as chief operating officer of 24seven Vending (U.S), where he directed its franchise system in the U.S., and as executive vice president of development for Mail Boxes Etc. and vice president of international for I Can’t Believe It’s Yogurt and Java Coast Fine Coffees. Mr. Holt directs a team of dedicated leaders who are focused on executing our business plan and implementing our growth strategy.
Mr. Holt has assembled a strong management team including Jake Singleton as chief financial officer since November 2018. In addition to valuable institutional memory from his over three years serving as our corporate controller before assuming the role of CFO, Mr. Singleton has financial and accounting experience from his time with the public accounting firm Ernst & Young LLP.

Jason Greenwood was promoted to chief marketing officer in 2021, having joined us in 2018 as vice president of marketing. Previously, Mr. Greenwood spent 10 years at Peter Piper Pizza in progressively responsible roles, most recently as chief marketing officer. Prior to that, he was a multi-unit franchisee for Robeks Juice.
Charles Nelles joined as chief technology officer in January 2022 bringing more than 20 years of technology experience in the healthcare and financial services industries. Prior to working at The Joint, Mr. Nelles held the role of vice president of technology for American Express Global Business Travel. Prior to that he served as vice president of technical operations support and cloud enablement for Western Union.
Eric Simon joined as vice president of franchise sales and development in 2016 with over 20 years of experience in all aspects of franchising, most recently as director of franchise development for AAMCO Transmissions. Mr. Simon spent five years as a franchisee and area developer with Extreme Pita and previously spent 10 years with Mail Boxes Etc. in franchise sales roles.
Jorge Armenteros joined as vice president of operations in 2017 bringing with him more than 40 years of franchise operations and leadership experience. For 10 years prior to joining the team, Mr. Armenteros was the executive senior vice president of franchise operations and corporate development for Campero USA, a fast-food restaurant chain. Prior to that, he was founder and chief executive officer of Tri-Brands Management Group, which operated franchised Dunkin’ Donuts, Baskin Robbins and Togo restaurants, and was vice president of operations at Dunkin’ Brands. His career also includes a period as a multi-unit franchisee of Dunkin’ Donuts.
Amy Karroum was promoted to vice president of human resources in 2017, having joined us in 2015. Prior to working at The Joint, Ms. Karroum was director of human resources for Thermo Fluids, an oil recycling company, and before that, she spent five years in homebuilding with both Taylor Morrison and Pulte Homes.
Steven Knauf, D.C. was promoted to Executive Director of Chiropractic and Compliance in 2020. Dr. Knauf began working at The Joint in 2011. After spending four years as a chiropractor in one of The Joint Corp. clinics, he took the role of Senior Doctor of Chiropractic for 13 of The Joint Corp. clinics and, subsequently, was elevated to a director position at the corporate office. In August 2017, he was appointed by the governor to serve on the Arizona Board of Chiropractic Examiners, a position which he continues to hold.
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
•the opportunistic acquisition of existing franchised clinics – referred to as “buybacks”; and
•the development of company-owned or managed clinics – referred to as “greenfields” – in clustered geographies.
Our analysis of patient records data from 609 clinics suggests that the United States market alone can support at least 1,900 of our clinics.

Continued growth of system sales.
System wide comparable same-store sales growth, or “Comp Sales,” for 2021 was 29% despite the on-going pandemic, reflecting the resilience and the growing acceptance of The Joint business model. Comp Sales refers to the amount of sales a clinic generates in the most recent accounting period, compared to the amount of sales it generated in a similar period in the past. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. We believe that the experience we have gained in developing and refining management systems, operating standards, training materials and marketing and customer acquisition activities has contributed to our system’s revenue growth. In addition, we believe that increasing awareness of our brand has contributed to revenue growth, particularly in markets where the number and density of our clinics has made cooperative and mass media advertising attractive. We believe that our ability to leverage aggregated and general media digital advertising and search tools will continue to grow as the number and density of our clinics increases.
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
Supporting existing regional developers
We believe that we can achieve scale faster by using a regional developer model, which is employed by many successful franchisors. We sell a regional developer the rights to open a minimum number of clinics in a defined territory. They in turn help us to identify and qualify potential new franchisees in that territory and assist us in providing field training, clinic openings and ongoing support. In return, we share part of the initial franchise fee and pay the regional developer 3% of the 7% ongoing royalties we collect from the franchisees in their protected territory. In 2019, we sold the rights to one additional regional developer territory for a combined minimum development commitment of 40 clinics over a ten-year period. In 2020, we sold the rights to six additional regional developer territories for a combined minimum development of 37 clinics over a seven to ten-year period. In 2021, regional developers were responsible for 81% of the 156 franchise license sales for the year. This growth reflects the power of the regional developer program to accelerate the number of clinics opening across the country.
Opening clinics in development.
In addition to our 706 operating clinics as of December 31, 2021, we have granted franchises, either directly or with our regional developers' support, for an additional 245 clinics that we believe will be developed in the future and executed 38 letters-of-intent for 38 future clinic licenses. We will continue to support our franchisees and regional developers to open these clinics and to achieve sustainable performance as rapidly as possible.
Continue to improve margins and leverage infrastructure.
We believe our corporate infrastructure can support a clinic base greater than our existing footprint. As we continue to grow, we expect to drive greater efficiencies across our operations, development and marketing programs and further leverage our technology and existing support infrastructure. We believe we will be able to control corporate costs over time to enhance margins as general and administrative expenses grow at a slower rate than our clinic base and sales. As a percentage of revenue, general and administrative expenses during the year ended December 31, 2021 and 2020 were 61% and 62%, respectively, reflecting improved leverage of our operating model. At the clinic level, we expect to drive margins and labor efficiencies through continued sales growth and consistently applied operating standards as our clinic base matures and the average number of patient visits increases. In addition, we continue to consider introducing selected and complementary branded products such as nutraceuticals or dietary supplements and related additional services.
Acquiring existing franchises.
We believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics. We will continue to pursue the acquisition of existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. Following the completion of the IPO through December 31, 2021, we acquired 56 existing franchises, subsequently closed three, and continue to operate 53 of them as company-owned or managed clinics.
Development of company-owned or managed clinics.
We acquired our first company-owned or managed clinic on December 31, 2014. In the first full calendar quarter after that acquisition, total revenue from company-owned or managed clinics was $0.4 million, growing to approximately $22.4 million in the quarter ended December 31, 2021. Total revenue from our 96 company-owned or managed clinics was approximately $44.3 million for the year ended December 31, 2021 as compared to $31.8 million from 64 company-owned or managed clinics for the year ended December 31, 2020. Through December 31, 2021, revenue from company-owned or managed clinics consisted of revenue earned from 53 franchised clinics that we acquired, as well as 43 clinics that we developed.
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
Regulatory Environment

HIPAA

In an effort to further combat healthcare fraud and protect patient confidentiality, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. HIPAA also criminalized certain forms of healthcare fraud against all public and private payors. Additionally, HIPAA mandated the adoption of standards regarding the exchange of healthcare information in an effort to ensure the privacy and security of electronic patient information. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. In February 2009, the

American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. Title XIII of ARRA, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), included substantial Medicare and Medicaid incentives for providers to adopt electronic health records (“EHR”) and grants for the development of health information exchange (“HIE”) systems. Recognizing that HIE and EHR systems would not be implemented unless the public could be assured that the privacy and security of patient information in such systems is protected, HITECH also significantly expanded the scope of the privacy and security requirements under HIPAA. Most notable were mandatory breach notification requirements and a heightened enforcement scheme that included increased penalties, expanded to apply to business associates as well as to covered entities. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable in the use and disclosure of individually identifiable health information that can be more stringent than comparable provisions under HIPAA and HITECH.

We believe that our operations substantially comply with applicable standards for privacy and security of protected healthcare information, but such ongoing compliance involves significant time, effort and expense.
State regulations on corporate practice of chiropractic.
In states that regulate the “corporate practice of chiropractic,” chiropractic services are provided solely by legal entities organized under state laws as professional corporations, or PCs or their equivalents. Each of the PCs in our system is wholly owned by one or more licensed chiropractors and employs or contracts with chiropractors in one or more offices. We do not own any capital stock of (or have any other ownership interest in) any such PC. We and our franchisees that are not owned by chiropractors enter into management services agreements with PCs to provide the PCs on an exclusive basis with all non-clinical administrative services needed by the chiropractic practice.

In February 2020, the State of Washington Chiropractic Quality Assurance Commission delivered notices that it was investigating complaints made against three chiropractors who own clinics, or are (or were) employed by clinics, in Washington. These clinics receive management services from our franchisees that are not owned by chiropractors. The notices contained allegations of fee-splitting, specifically targeting a provision in our Franchise Disclosure Document providing for the payment of royalty fees based on revenue derived from the furnishing of chiropractic care. The notices appeared to question our business model. The Commission posed a number of questions to the chiropractors and requested documentation describing the fee structure and related matters. All three chiropractors responded to the Commission, and the Commission has since closed the investigations with respect to two of the chiropractors, finding that the evidence did not support any claim of violation. As the final investigation proceeds, we will continue to assist the chiropractor in working toward a resolution.

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

Regulation relating to franchising

We are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a Franchise Disclosure Document or FDD containing certain information to prospective franchisees, and a number of states require registration of the FDD at least annually with state authorities. Included in the information required to be disclosed in our FDD is our business experience, material litigation, all fees due to us from franchisees, a franchisee’s estimated initial investment, restrictions on sources of products and services we impose on franchisees, development and operating obligations of franchisees, whether we provide financing to franchisees, our training and support obligations and other terms and conditions of our franchise agreement. We are operating under exemptions from registration in several states based on our qualifications for exemption as set forth in those states’ laws. Substantive state laws regulating the franchisor-franchisee relationship presently exist in many states. We believe that our FDD and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises. As of December 31, 2021, we were registered to sell franchises in every state (where registrations are required) and could sell franchises in all 50 states.

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

Joint Employer Rules

Background. As a franchisor, we could be liable for certain employment law and other labor-related claims against our franchisees if we are found to be a joint employer of our franchisees’ employees. A July 2014 decision by the United States National Labor Relations Board (NLRB) held that McDonald’s Corporation could be held liable as a “joint employer” for labor and wage violations by its franchisees under the Fair Labor Standards Act (FLSA). After this decision, the NLRB issued a number of complaints against McDonald’s Corporation in connection with these violations, although these complaints were ultimately settled without any admission of liability by McDonald’s. Additionally, an August 2015 decision by the NLRB held that Browning-Ferris Industries was a “joint employer” for purposes of collective bargaining under the National Labor Relations Act (NLRA) and, thus, obligated to negotiate with the Teamsters union over workers supplied by a contract staffing firm within one of its recycling plants.

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

Current Status of Joint Employer Rules. The Protecting the Right to Organize (PRO) Act, supported by the Biden administration, was passed by the U.S. House of Representatives in March 2021 but is now stalled in the Senate. The PRO Act, among other things, seeks to codify for purposes of the NLRA the Browning-Ferris expansive interpretation of “joint employer.” The PRO Act requires the NLRB and courts to consider not only an entity’s direct control, but to also consider an entity’s indirect control, over an individual’s terms and conditions of employment, including any reserved authority to control such terms and conditions, which standing alone, can be sufficient to make a finding of a “joint employer” relationship.

In addition, in September 2021, the Service Employees International Union (SEIU) filed a lawsuit seeking to strike down the NLRA final rule, and in December 2021, the NLRB announced in its federal regulatory agenda that it would rework the NLRA final rule governing joint employment. The expectation is that the NLRB will reinstate the more expansive interpretation of “joint employer” under the NLRA.

Under the NLRA, a joint employer may be required to bargain with a union representing jointly employed workers, may be subject to joint liability for unfair labor practices committed by the other employer and may be subject to labor picketing that otherwise would be unlawful. An expansion of the meaning of “joint employer” under the NLRA could subject franchisors to potential liability for unfair labor practices by their franchisees and require them to participate in collective bargaining with a franchisee’s employees, depending on the degree of control exercised by the franchisor over the franchisee’s employees.

Effective on September 28, 2021, the DOL withdrew the joint employer final rules under the Fair Labor Standards Act (FLSA), which had narrowed the definition of “joint employer” under the FLSA. Key provisions of the joint employer final rules had already been vacated by the United States District Court for the Southern District of New York in a lawsuit brought by various state attorneys general. The DOL has not proposed to replace the withdrawn rule with any new guidance, reverting to a legal landscape which includes a more expansive definition of “joint employer.” Under a more expansive definition, a franchisor could be held jointly liable with its franchisee for minimum wages and overtime pay violations by the franchisee, depending on the extent of control and supervision the franchisor is able to exercise over the franchisee’s employees.

In addition to efforts to expand the definition of “joint employer” through the withdrawal of the FLSA rule, as well as the SEIU lawsuit and the expected regulatory action with respect to the NLRA, it is expected that the Equal Opportunity Employment Commission (EEOC), which enforces anti-discrimination laws, will issue rules which include an expansive definition of “joint employer.”

Significance of Joint Employer Rules for our Business Model. The withdrawal and/or replacement of the NLRA and FLSA rules, possible new rules for the EEOC, and the potential (albeit unlikely) passage of the PRO Act, all of which are likely to include or reinstate expansive definitions of “joint employer,” have implications for our business model. We could have responsibility for damages, reinstatement, back pay and penalties in connection with labor law and employment discrimination violations by our franchisees over whom we have limited control. Furthermore, it may be easier for our franchisees’ employees to organize into unions, require us to participate in collective bargaining with those employees, provide those employees and their union representatives with bargaining power to request that we have our franchisees raise wages, and make it more expensive and less profitable to operate a franchised clinic.

California AB-5. California adopted Assembly Bill 5, or AB-5, which took effect on January 1, 2020. This legislation codifies the standard established in a California Supreme Court case (Dynamex Operations West v. Superior Court) for determining whether workers should be classified as employees or independent contractors, with a strict test that puts the burden of proof on employers to establish that workers are not employees. The law is aimed at the so-called “gig economy” where workers in many industries are treated as independent contractors, rather than employees, and lack the protections of wage and hour laws, although California voters recently approved a ballot initiative, now under court review, to exclude app-based drivers from the application of AB-5. AB-5 is not a franchise-specific law and does not address joint employer liability; however, a significant concern exists in the franchise industry that an expansive interpretation of AB-5 could be used to hold franchisors jointly liable for the labor law violations of its franchisees. Courts addressing this issue have come to differing conclusions, and while it remains uncertain as to how the joint employer issue will finally be resolved in California, potential new federal laws or regulations may ultimately be controlling on this issue.

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

Americans with Disabilities Act

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
Competition
The chiropractic industry is highly fragmented. According to the IBIS market research report in June 2021, the three largest industry companies were each expected to generate less than 1% of total industry revenue in 2021. Our competitors include approximately 41,300 independent chiropractic offices currently open throughout the United States, according to a 2021 Kentley Insights market research report, as well as certain multi-unit operators. We may also face competition from traditional medical practices, outpatient clinics, physical therapists, med-spas, massage therapists and sellers of devices intended for home use to address back and joint discomfort. Our three largest multi-unit competitors are Airrosti, HealthSource Chiropractic, and ChiroOne Wellness Centers, two of which are insurance-based models.
We have identified 11 competitors who are attempting to duplicate our cash-only, low cost, appointment-free model. Based on publicly available information, eight of these competitors each operate fewer than 12 clinics as franchises and the largest competitor operated 169 clinics as franchises as of December 31, 2021. We anticipate that other direct competitors will join our industry as our visibility, reputation and perceived advantages become more widely known. We believe our first mover advantage, proprietary operations systems, and strong unit level economics will continue to accelerate our growth even with the spawning of additional competition.
Human Capital Resources
We believe that a strong culture of engagement and alignment to be essential to the ongoing success of our business. Therefore, it is important to attract, develop and retain a diverse and engaged workforce at all levels of our business. To facilitate talent attraction and retention, we are committed to fostering a workplace where our associates feel aligned with our mission, proud of our culture and engaged in their work, with opportunities to grow and develop in their careers, supported by competitive compensation and benefits.
Workforce

As of December 31, 2021, The Joint Corp. and our consolidated variable interest entities employed approximately 316 persons on a full-time basis and approximately 285 persons on a part-time basis. None of our associates are members of unions or participate in other collective bargaining arrangements.
Recruitment
We believe our associates are among our most valuable resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to operate our clinics and support our operations, and our management believes in a continuous improvement culture and routinely reviews employee turnover rates at various levels of the organization.
In order to achieve our goal of opening 1,000 clinics by the end of 2023, it is crucial that we continue to attract and retain qualified chiropractors. We strive to make The Joint Chiropractic the career path of choice for chiropractors, with opportunities for our chiropractors to grow and develop in their careers, supported by competitive compensation and benefits, and with our simple business model that allows our chiropractors to focus on patient care. Our competitive employment program for chiropractors includes: (i) full time and flexible hours, with full benefits and paid time off, (ii) part time and flexible hours with some benefits, (iii) company-paid malpractice insurance, (iv) tuition reimbursement, (v) sign-on and referral bonuses, and (vi) competitive starting base salary. We have also bolstered our recruitment function and we continue to fine-tune and re-strategize our search for chiropractors. In addition, we continue to expand and strengthen our relationship with chiropractic colleges to increase engagement with students and to increase the applicant flow of qualified candidates.
In order to ensure that we are meeting our human capital objectives, we will continue to utilize engagement surveys to understand the perception of our brand as an employer and the effectiveness of our employee and compensation programs and to learn where we can improve across the company.
Talent Management and Development
Our associates’ personal and professional growth is critical for the success of our business. Our approach to performance and development is designed to motivate our associates to develop, leverage our associate’s strengths, and support a coaching and feedback culture. We offer numerous online courses and encourage our associates to attend conferences, training courses, and continuing education classes. Additionally, we conduct periodic assessments to identify talent needs and growth paths for our associates.
Compensation, Benefits, and Equity
We are committed to providing market competitive compensation and benefits. To ensure we remain competitive, we conduct periodic benchmarking to analyze our compensation data and take steps to ensure gender and other demographic equality is addressed. Our compensation practices are intended to be merit-based, focused on roles, responsibilities, experience and performance, with no consideration given to gender, age, ethnicity or other similar factors. We use a combination of fixed and incentive pay, including base salary, bonuses, and stock-based compensation. The principal purposes of our equity incentive plans are to attract, retain and motivate selected leaders through the granting of stock-based compensation awards. Our benefit offerings include comprehensive medical coverage, paid time off, a retirement savings plan, free family wellness membership at our clinics, and flexible work schedules.
Diversity and Inclusion
We recognize that our best performance comes when our teams are diverse, and accordingly, diversity, equity and inclusion ("DEI") are a critical part of our vision of building a world-class organizational culture. We reemphasized our focus on DEI when we designated DEI as part of the formal responsibilities of our senior leaders and a key strategic initiative integral to reaching our goal of 1,000 clinics by the end of 2023. In 2022, we plan to formulate and initiate a more robust DEI strategy, which will include: (i) organizational review and assessment, (ii) confirmation of our DEI vision and goals, and (iii) development of a two-to-three-year DEI strategy and measurement plan, including determining key performance indicators. We are also committed to maximizing the performance and potential of our corporate employees. In 2021, we formalized and implemented our performance and compensation management resources, which include: (i) establishing a formal compensation structure and guidelines and (ii) increasing employee and manager training.
Safety, Health, and Wellness
The safety of our employees and patients is a paramount value for us. In response to the COVID-19 pandemic, we enhanced and formalized our safety protocols and procedures to protect our employees and our patients. These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In 2021, we continued to support our associates at our corporate headquarters balance work and home demands by offering a flexible working location and schedule. We provide ongoing communications and tools to continue meeting our associates’ needs.
As an essential healthcare service, we are committed to being there for our patients during the pandemic and beyond, as they seek well-being and relief from pain.
Facilities
We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of December 31, 2021, we leased 118 facilities in which we operate or intend to operate clinics. We are obligated under two additional leases for facilities in which we have ceased clinic operations.
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
As of December 31, 2021, our franchisees operated 610 clinics in 36 states. All of our franchise locations are leased.
Intellectual Property to be updated by marketing
Trademarks, trade names and service marks
Our registered trademarks include the following in the United States:

Trademark	Registration Date	Registration Number
The Joint Chiropractic	April 2021	6331918
You're Back, Baby.	August 2020	6131833
You're Back, Baby	July 2019	5940161
Back-Tober	September 2018	5571732
Relief Recovery Wellness	February 2018	5398367
Pain Relief Is At Hand	February 2018	5395995
What Life Does To Your Body, We Undo	February 2018	5396012
Be Chiro-Practical	October 2017	5313693
Relief. On so many levels	December 2015	4871809
The Joint	April 2015	4723892
The Joint… The Chiropractic Place (stylized)	April 2013	4323810
The Joint… The Chiropractic Place	February 2011	3922558

Our registered trademarks include the following in Canada:

Trademark	Registration Date	Registration Number
The Joint	February 2017	1825026
The Joint Chiropractic	February 2017	1825027
The Joint Chiropractic (stylized)	February 2017	1825028

Corporate Information

The Joint Corp. is a Delaware corporation. Our common stock is traded on the NASDAQ Capital Market under the symbol “JYNT.” Our corporate offices headquarters are located at 16767 N. Perimeter Center Drive, Suite 110, Scottsdale, Arizona 85260, and our telephone number is (480) 245-5960. Our website is www.thejoint.com. Except as specifically indicated otherwise, the information on, or that can be accessed through, our website or any other website identified herein is not incorporated by reference into this Annual Report on Form 10-K.

Available Information

We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.    RISK FACTORS

RISKS RELATED TO OPERATING OUR BUSINESS
The nationwide labor shortage has negatively impacted our ability to recruit chiropractors and other qualified personnel, and the measures we have taken in response have reduced our net revenues.

The current nationwide labor shortage has negatively impacted our ability and the ability of our franchisees to recruit and retain qualified chiropractors, wellness coordinators and other qualified personnel. This shortage has limited our ability to open new clinics and has required us to enhance wages and benefits and shorten clinic operating hours. All of these measures have reduced our net revenues and increased our operating expenses and may continue to do so if labor shortages continue.
New clinics, once opened, may not be profitable, and the increases in average clinic sales and comparable clinic sales that we have experienced in the past may not be indicative of future results.

Our clinics continue to demonstrate increases in comparable clinic sales even as they mature. Our annual Comp Sales for the full year 2021, for clinics that have been open for at least 13 full months, was 29%, and for clinics that have been open for greater than 48 months, was 23%. However, we cannot assure you that this will continue for our existing clinics or that clinics we open in the future will see similar results. In new markets, the length of time before average sales for new clinics stabilize is less predictable and can be longer than we expect because of our limited knowledge of these markets and consumers’ limited awareness of our brand. New clinics may not be profitable, and their sales performance may not follow historical patterns. In addition, our average clinic sales and comparable clinic sales for existing clinics may not increase at the rates achieved over the past several years. Our ability to operate new clinics, especially company-owned or managed clinics, profitably and increase average clinic sales and comparable clinic sales depends on many factors, some of which are beyond our control, including:

•consumer awareness and understanding of our brand and changes in consumer preferences and discretionary spending;
•general economic conditions, which can affect clinic traffic, local rent and labor costs and prices we pay for the supplies we use;
•competition, either from our competitors in the chiropractic industry or our own and our franchisees’ clinics;
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
Our growth plan includes a significant number of new clinics, focused currently on franchised clinics, and addition of company-owned or managed clinics. Our existing clinic management systems, administrative staff, financial and management controls and information systems may be inadequate to support our planned expansion. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing clinics. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, clinic teams and existing infrastructure which could harm our business, financial condition and results of operations. We have replaced and upgraded our IT platform in 2021, and we cannot provide assurances that our on-going improvements and enhancements efforts will be executed without delays, difficulties or service interruptions.
Our long-term strategy involves opening new, company-owned or managed clinics and is subject to many unpredictable factors.

One component of our long-term growth strategy is to open new company-owned or managed clinics and to operate those clinics on a profitable basis, often in untested geographic areas. As of December 31, 2021, we owned or managed 96 clinics. Previously, we suspended the development of new company-owned or managed clinics from July 2016 through the fourth quarter of 2018 in order to stabilize our corporate clinic portfolio. We believe we accomplished that goal, and we resumed development of such clinics in 2019, accelerated such development in 2021, and expect to continue to do so in 2022. We have limited or no prior experience operating in a number of geographic areas, particularly in areas in which snow and ice are factors in the winter months. We may encounter difficulties, including reduced patient volume related to inclement weather, as we attempt to expand into those untested geographic areas, and we may not be as successful as we are in geographic areas where we have greater familiarity and brand recognition. We may not be able to open new company-owned or managed clinics as quickly as planned. In the past, we have experienced delays in opening some franchised and company-owned or managed clinics, for various reasons, including construction permitting, landlord responsiveness, and municipal approvals. Such delays could affect future clinic openings. Delays or failures in opening new clinics could materially and adversely affect our growth strategy and our business, financial condition and results of operations.

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
Clinics we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy, marketing or operating costs than clinics we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision and culture. We may also incur higher costs from entering new markets, particularly with company-owned or managed clinics if, for example, we hire and assign regional managers to manage comparatively fewer clinics than in more developed markets. For these reasons, both our new franchised clinics and our new company-owned or managed clinics may be less successful than our existing clinics or may achieve target rates of patient visits at a slower rate. If we do not successfully execute our plans to enter new markets, our business, financial condition and results of operations could be materially adversely affected.

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
Our potential need to raise additional capital to accomplish our objectives of expanding into new markets and selectively developing company-owned or managed clinics exposes us to risks, including limiting our ability to develop or acquire clinics and limiting our financial flexibility.

We resumed the selective development and acquisition of company-owned or managed clinics in 2019, accelerated such development in 2021, and expect to continue this accelerated development in 2022. If we do not have sufficient cash resources, our ability to develop and acquire clinics could be limited unless we are able to obtain additional capital through future debt or equity financing. Using cash to finance development and acquisition of clinics could limit our financial flexibility by reducing cash available for operating purposes. Using debt financing could result in lenders imposing financial covenants that limit our operations and financial flexibility. Using equity financing may result in dilution of ownership interests of our existing stockholders. We may also use common stock as consideration for the future acquisition of clinics. If our common stock does not maintain a sufficient market value or if prospective acquisition candidates are unwilling to accept our common stock as part of the consideration for the sale of their clinics or businesses, we may be required to use more of our cash resources or greater debt financing to complete these acquisitions.
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
We do not own, and we do not intend to own, any of the real property where our company-owned or managed clinics operate. We expect the spaces for the company-owned or managed clinics we intend to open in the future will be leased. We anticipate that our leases generally will have an initial term of five or ten years and generally can be extended only in five-year increments (at increased rates). We expect that all of our leases will require a fixed annual rent, although some may require the payment of additional rent if clinic sales exceed a negotiated amount. We expect that our leases will typically be net leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities, and that these leases will not be cancellable by us. If a future company-owned or managed clinic is not profitable, resulting in its closure, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, we may fail to negotiate renewals as each of our leases expires, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close clinics in desirable locations. These potential increases in occupancy costs and the cost of closing company-owned or managed clinics could materially adversely affect our business, financial condition or results of operations. We have settled disputes over future rent with landlords at all of the clinics that we either closed or never opened.

The COVID-19 pandemic has caused significant disruption to our operations and may continue to impact our business, key financial and operating metrics, and results of operations in numerous ways that remain unpredictable.

There continues to be uncertainty around the COVID-19 pandemic as the Delta variant and the Omicron variant, which appears to be the most transmissible and contagious variant to date, have caused an increase in COVID-19 cases globally. The pandemic has, at times, negatively impacted our revenue and earnings, and the extent to which the pandemic will impact our business in the future remains uncertain. It will depend on factors such as the duration of the pandemic, the response of national, state and local governments (which could include the reinstatement of restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns), the impact of the Delta and Omicron and other variants that may emerge, the vaccination rates among the population, the efficacy of the COVID-19 vaccines against the Delta and Omicron and other variants that may emerge, and the longer-term impact of the pandemic on the economy and consumer behavior. Any or all of these factors could continue to affect patient behavior and spending levels and result in reduced visits and patient spending trends. The ongoing COVID-19 pandemic retains the potential to further disrupt our business and to continue to cause volatility in the financial markets, which could adversely impact our financial position, results of operations and the market price of our stock.
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

A substantial portion of our revenues comes from royalties generated by our franchised clinics, which royalties are based on the revenues generated by those clinics. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of December 31, 2021, we had franchisees operating or managing 610 clinics. We rely on the performance of our franchisees in successfully opening and operating their clinics and paying royalties and other fees to us on a timely basis. Our franchise system subjects us to a number of risks as described here and in the next four risk factors. These risks include a significant further decline in our franchisees’ revenue, which has occurred in 2020 as a result of the on-going COVID-19 pandemic. Furthermore, in 2020, we took additional actions to support our franchisees that experienced challenges during the COVID-19 pandemic, further reducing our royalty revenues and other fees from franchisees. In 2020, for a period of time, we waived minimum royalty requirements, monthly software fees for clinics forced to close temporarily due to the pandemic, and minimum required marketing expenditures. We may need to re-implement, expand or extend these accommodations to franchisees, further reducing our revenues from franchised clinics and reducing the visibility of “The Joint” brand in the marketplace. Any new or re-implemented accommodations and the occurrence of any of the other events described here and in the next four risk factors could impact our ability to collect royalty payments from our franchisees, harm the goodwill associated with our brand, and materially adversely affect our business and results of operations.
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

Our franchise agreements specify a timetable for opening the clinic. Failure by our franchisees to open their clinics within the specified time limit would result in the reduction of royalty payments we would have otherwise received and could result in the termination of the franchise agreement. As of December 31, 2021, we had active licenses and letters-of-intent for 283 clinics which we believe to be developable within the specified time periods.
Our regional developers are independent operators over whom we have limited control.
Our regional developers are independent operators. Accordingly, their actions are outside of our control. We depend upon our regional developers to sell a minimum number of franchises within their territory and to assist the purchasers of those franchises to develop and operate their clinics. The failure by regional developers to sell the specified minimum number of franchises within the time limits set forth in their regional developer license agreements would reduce the franchise fees we would otherwise receive, delay the payment of royalties to us and result in a potential event of default under the regional developer license agreement. Of our total of 22 regional developers as of December 31, 2021, three had not met their minimum franchise sales requirements within the time periods specified in their regional developer agreements.

FINANCIAL RISK FACTORS
Our level of debt could impair our financial condition and ability to operate.

In 2020, in order to increase our cash position and preserve financial flexibility in responding to the impacts of the COVID-19 pandemic on our business, we drew down $2.0 million under the Credit Agreement. Our level of debt could have important consequences to investors, including:
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
We have identified weakness in our internal control over financial reporting. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results, prevent fraud, or maintain investor confidence.

We are subject to the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require management to assess the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm is now required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404, since as of December 31, 2021, we became a large accelerated filer.

Internal controls related to the operation of financial reporting and accounting systems are critical to maintaining adequate internal control over financial reporting. As discussed in Part II, Item 9A of this report, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2021, and our auditors expressed an adverse opinion on the Company’s internal control over financial reporting as of December 31, 2021, due to a material weakness related to: (i) segregation of duties associated with administrative access to the Company’s financial reporting and accounting system, and (ii) lack of documentations related to certain revenue recognitions and leases. We have undertaken, and will continue to implement, remediation measures to address the material weakness, which measures will result in additional technology and other compliance expenses. We expect that remediation will be completed prior to the end of fiscal year 2022; however, the weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot provide assurances that the material weakness will be effectively remediated. Furthermore, we have had material weaknesses in our internal controls over financial reporting in prior years which have been remediated. We cannot provide any assurance that additional material weaknesses will not occur in the future.

If we are unable to remediate the current or any future material weaknesses when they arise or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, to prevent fraud, and to prepare financial statements within required time periods could be adversely affected. This could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
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
We have experienced periods of net losses in the past, and while we have achieved profitability since 2018, our revenue may not grow and we may not maintain profitability in the future. Our ability to maintain profitability will be affected by the other risks and uncertainties described in this section and in Management’s Discussion and Analysis. If we are not able to sustain or increase profitability, our business will be materially adversely affected and the price of our common stock may decline.

RISKS RELATED TO INDUSTRY DYNAMICS AND COMPETITION
Our clinics and chiropractors compete for patients in a highly competitive environment that may make it more difficult to increase patient volumes and revenues.
The business of providing chiropractic services is highly competitive in each of the markets in which our clinics operate. The primary bases of such competition are quality of care, reputation, price of services, marketing and advertising strategy implementation, convenience, traffic flow, visibility of office locations, and hours of operation. Our clinics compete with all other chiropractors in their local market. Many of those chiropractors have established practices and reputations in their markets. Some of these competitors and potential competitors may have financial resources, affiliation models, reputations or management expertise that provide them with competitive advantages over us, which may make it difficult to compete against them. Our three largest multi-unit competitors are Airrosti, which currently operates 169 clinics; HealthSource Chiropractic, which currently operates 149 clinics; and ChiroOne Wellness Centers, which currently operates 78 clinics. Two of these competitors are currently operating under an insurance-based model. In addition, a number of other chiropractic franchises and chiropractic practices that are attempting to duplicate or follow our business model are currently operating in our markets and in other parts of the country and may enter our existing markets in the future.

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

The laws of every state in which we operate contain restrictions on the practice of chiropractic and control over the provision of chiropractic services. The laws of many states where we operate permit a chiropractor to conduct a chiropractic practice only as an individual, a member of a partnership or an employee of a PC, limited liability company or limited liability partnership. These laws typically prohibit chiropractors from splitting fees with non-chiropractors and prohibit non-chiropractic entities, such as chiropractic management services organizations, from owning or operating chiropractic clinics or engaging in the practice of chiropractic and from employing chiropractors. The specific restrictions against the corporate practice of chiropractic, as well as the interpretation of those restrictions by state regulatory authorities, vary from state to state. However, the restrictions are generally designed to prohibit a non-chiropractic entity from controlling or directing clinical care decision-making, engaging chiropractors to practice chiropractic or sharing professional fees. The form of management agreement that we utilize, and that we recommend to our franchisees that are management service organizations, explicitly prohibits the management service organization from controlling or directing clinical care decisions. However, there can be no assurance that all of our franchisees that are management service organizations will strictly follow the provisions in our recommended form of management agreement. The laws of many states also prohibit chiropractic practitioners from paying any portion of fees received for chiropractic services in consideration for the referral of a patient. Any challenge to our contractual relationships with our affiliated PCs by chiropractors or regulatory authorities could result in a finding that could have a material adverse effect on our operations, such as voiding one or more management services agreements. Moreover, the laws and regulatory environment may change to restrict or limit the enforceability of our management services agreements. We could be prevented from affiliating with chiropractor-owned PCs or providing comprehensive business services to them in one or more states. Please see “Part I, Item 1 - Business - Regulatory Environment - State regulations on corporate practice of chiropractic” for a description of certain of these actions by states, including state legislatures, state chiropractic regulatory bodies and a state attorney general, to regulate and restrict the corporate practice of chiropractic.
RISKS RELATED TO OTHER LEGAL AND REGULATORY MATTERS
Expected new federal regulations under the Biden administration expanding the meaning of “joint employer” and evolving state laws increase our potential liability for employment law violations by our franchisees and the likelihood that we may be required to participate in collective bargaining with our franchisees’ employees.
FEDERAL LAWS AND REGULATIONS ON JOINT EMPLOYER LIABILITY

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
Current Status

The Protecting the Right to Organize (PRO) Act, supported by the Biden administration, was passed by the U.S. House of Representatives in March 2021, but is now stalled in the Senate. The PRO Act, among other things, seeks to codify for purposes of the NLRA the Browning-Ferris expansive interpretation of “joint employer.” The PRO Act requires the NLRB and courts to consider not only an entity’s direct control, but to also consider an entity’s indirect control, over an individual’s terms and conditions of employment, including any reserved authority to control such terms and conditions, which standing alone, can be sufficient to make a finding of a “joint employer” relationship.

In addition, in September 2021, the Service Employees International Union (SEIU) filed a lawsuit seeking to strike down the NLRA final rule, and in December 2021, the NLRB announced in its federal regulatory agenda that it would rework the NLRA final rule governing joint employment. The expectation is that the NLRB will reinstate the more expansive interpretation of “joint employer” under the NLRA.

Under the NLRA, a joint employer may be required to bargain with a union representing jointly employed workers, may be subject to joint liability for unfair labor practices committed by the other employer and may be subject to labor picketing that otherwise would be unlawful. An expansion of the meaning of “joint employer” under the NLRA could subject franchisors to potential liability for unfair labor practices by their franchisees and require them to participate in collective bargaining with a franchisee’s employees, depending on the degree of control exercised by the franchisor over the franchisee’s employees.

Effective on September 28, 2021, the DOL withdrew the joint employer final rules under the Fair Labor Standards Act (FLSA), which had narrowed the definition of “joint employer” under the FLSA. Key provisions of the joint employer final rules had already been vacated by the United States District Court for the Southern District of New York in a lawsuit brought by various state attorneys general. The DOL has not proposed to replace the withdrawn rule with any new guidance, reverting to a legal landscape which includes a more expansive definition of “joint employer.” Under a more expansive definition, a franchisor could be held jointly liable with its franchisee for minimum wages and overtime pay violations by the franchisee, depending on the extent of control and supervision the franchisor is able to exercise over the franchisee’s employees.

In addition to efforts to expand the definition of “joint employer” through the withdrawal of the FLSA rule, as well as the SEIU lawsuit and the expected regulatory action with respect to the NLRA, it is expected that the Equal Opportunity Employment Commission (EEOC), which enforces anti-discrimination laws, will issue rules which include an expansive definition of “joint employer.”

STATE LAWS AND REGULATIONS ON JOINT EMPLOYER LIABILITY

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

IMPACT OF FEDERAL AND STATE LAWS AND REGULATIONS ON FRANCHISE BUSINESS MODEL

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
The chiropractors who work in our system are subject to ethical guidelines and operating standards of professional and trade associations and private accreditation agencies. Compliance with these guidelines and standards is often required by our contracts with our chiropractors, patients and franchise owners (and their contractual relationships) and serve to maintain our reputation. The guidelines and standards governing the provision of healthcare services may change significantly in the future. New or changed guidelines or standards may materially and adversely affect our business. In addition, a review of our business by accreditation authorities could result in a determination that could adversely affect our operations.
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
HIPAA required the United States Department of Health and Human Service, or HHS, to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information and the grant of certain rights to patients with respect to such information by “covered entities.” As a provider of healthcare who conducts certain electronic transactions, each of our clinics is considered a covered entity under HIPAA. We have taken actions to comply with the HIPAA privacy regulations and believe that we are in compliance with those regulations. In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical and technical security standards to protect the integrity, confidentiality and availability of certain electronic health-related information received, maintained or transmitted by covered entities or their business associates. We have taken actions in an effort to be in compliance with these security regulations and believe that we are in compliance, however, a security incident that bypasses our information security systems causing an information security breach, loss of protected health information or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with fines. Oversight of HIPAA compliance, including ongoing implementation of security measures, involves significant time, effort and expense.
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

We depend on integrated management information systems, some of which are provided by third parties, and standardized procedures for operational and financial information, patient records and billing operations. In 2021, we replaced, upgraded and rolled out our new IT platform, and any problems with system performance after implementation could cause disruptions in our business operations, given the pervasive impact of the new system on our processes. In general, we may experience unanticipated delays, complications, data breaches or expenses in replacing, upgrading, implementing, integrating, and operating our systems. Our management information systems regularly require modifications, improvements or replacements that may require both substantial expenditures as well as interruptions in operations. Our ability to implement these systems is subject to the availability of skilled information technology specialists to assist us in creating, implementing and supporting these systems. Our failure to successfully design, implement and maintain all of our systems could have a material adverse effect on our business, financial condition and results of operations.
If we fail to properly maintain the integrity of our data or to strategically implement, upgrade or consolidate existing information systems, our reputation and business could be materially adversely affected.
We increasingly use electronic means to interact with our customers and collect, maintain and store individually identifiable information, including, but not limited to, personal financial information and health-related information. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of cyber terrorism, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal and state levels as well as by certain financial industry groups, such as the Payment Card Industry organization. Federal, state and financial industry groups may also consider from time-to-time new privacy and security requirements that may apply to our businesses. Compliance with evolving privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of individually identifiable information that is housed in one or more of our databases. Noncompliance with privacy laws, financial industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive and/or confidential information, whether by us or by one of our vendors, could have material adverse effects on our business, operations, reputation and financial condition, including decreased revenue; material fines and penalties; increased financial processing fees; compensatory, statutory, punitive or other damages; adverse actions against our licenses to do business; and injunctive relief whether by court or consent order.
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
We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. Based on the self-assessment completed as of May 16, 2021, we are currently in compliance with the Payment Card Industry Data Security Standard, or PCI DSS, the payment card industry’s security standard for companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions. There is no guarantee that we will maintain PCI DSS compliance. Our failure to comply fully with PCI DSS in the future could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also could subject us to fines, penalties, damages and civil liability and could result in the suspension or loss of our ability to accept credit and debit card payments. Although we do not store credit card information and we do not have access to our patients’ credit card information, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

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

Short selling occurs when an investor borrows a security and sells it on the open market, with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares. Because it is in the short seller's best interests for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding an issuer, its business prospects, and similar matters which may create a negative depiction of the company. This information is often widely distributed, including through platforms that mainly serve as hosts seeking advertising revenue. Issuers who have limited trading volumes and are thus susceptible to higher volatility levels than large-cap stocks can be particularly vulnerable to such short seller attacks.

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2021, we had 14,419,712 outstanding shares of common stock and are authorized to sell up to 20,000,000 shares of common stock. The trading volume of shares of our common stock averaged approximately 208,341 shares per day during the year ended December 31, 2021. Accordingly, sales of even small amounts of shares of our common stock by existing stockholders may drive down the trading price of our common stock.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of December 31, 2021, we leased 118 facilities in which we operate or intend to operate clinics. We are obligated under two additional leases for facilities in which we have ceased clinic operations.
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
ITEM 3.     LEGAL PROCEEDINGS
In the normal course of business, we are party to litigation and claims from time to time. We maintain insurance to cover certain litigation and claims. In June 2021, we received a draft complaint from an employee, claiming that we had vicarious and other liability with respect to alleged wrongful acts committed by a former employee. In February 2022, the claim was settled for a total of $750,000. We also recognized a $250,000 insurance recovery asset associated with the settlement. The $500,000 net impact of the settlement is included in our consolidated income statement for the year ended December 31, 2021. Please see Note 10, “Commitments and Contingencies” in the Notes to consolidated financial statements included in Item 8 of this report for further discussion.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Capital Market under the symbol “JYNT.”
Holders
As of December 31, 2021, there were approximately 16 holders of record of our common stock and 14,419,712 shares of our common stock outstanding.
Dividends
Since our initial public offering, we have not declared nor paid dividends on our common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future.
ITEM 6. [Reserved]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the results of operations and financial condition of The Joint Corp. for the years ended December 31, 2021 and 2020 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information contained elsewhere in this Form 10-K.
Overview
Our principal business is to develop, own, operate, support and manage chiropractic clinics through franchising and regional developers and through direct ownership and management arrangements throughout the United States.
We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry through the rapid and focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad. We saw over 807,000 new patients in 2021, despite the continued pandemic, with approximately 36% of those new patients visiting a chiropractor for the first time. We are not only increasing our percentage of market share, but are expanding the chiropractic market.
Key Performance Measures.  We receive monthly performance reports from our system and our clinics which include key performance indicators per clinic, including gross sales, comparable same-store sales growth, or “Comp Sales,” number of new patients, conversion percentage, and member attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales, and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. System-wide Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. While franchised sales are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base.
Key Clinic Development Trends.   As of December 31, 2021, we and our franchisees operated or managed 706 clinics, of which 610 were operated or managed by franchisees and 96 were operated as company-owned or managed clinics. Of the 96 company-owned or managed clinics, 43 were constructed and developed by us, and 53 were acquired from franchisees.
Our current strategy is to grow through the sale and development of additional franchises and continue to expand our corporate clinic portfolio within clustered locations. The number of franchise licenses sold for the year ended December 31, 2021 was 156, compared with 121 and 126 licenses for the years ended December 31, 2020 and 2019, respectively. We ended 2021 with 22 regional developers who were responsible for 81% of the 156 licenses sold during the year. This strong result reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
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

COVID-19 Pandemic Update

The COVID-19 pandemic and related governmental control measures severely disrupted our business during the second quarter of 2020. During this period, we experienced a significant reduction in patient traffic and spending trends. With the easing to varying degrees of restrictive public health orders in May 2020, patient traffic recovered substantially throughout the year, following a low point in April 2020. For the remainder of 2020, steadily improving key metrics, including gross sales, Comp Sales, patient traffic, and new patient conversion rate, drove our 2020 full year operating income to an all-time high.

The U.S. economy continued on a path to recovery in the first half of 2021 with millions of Americans receiving the COVID-19 vaccine and the easing of government-imposed restrictions. During the second half of 2021, however, the U.S. saw a resurgence in COVID-19 cases, particularly as a result of a new variant of COVID-19. As mentioned in our results of operations, our business has remained healthy and resilient despite the ongoing pandemic.

While our business continued to show strong year on year growth in revenues, the COVID-19 outbreak continues to be fluid, and the extent to which the pandemic will impact our business remains uncertain. Our 2020 revenue and earnings were negatively impacted compared to our pre-COVID-19 pandemic expectations, and the pandemic may have a negative impact on our revenue and net income in 2022. Public health officials and medical professionals have warned that the resurgence of COVID-19 cases may continue, particularly if vaccination rates do not increase or if additional potent variants emerge, which may impact the general economic recovery. The ongoing economic impacts and health concerns associated with the pandemic may continue to affect patient behavior and spending levels and could result in reduced visits and patient spending trends that adversely impact our financial position and results of operations. In addition, the impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including new or more restrictive stay-at-home orders and other new or revised public health requirements recommended or imposed by federal, state and local authorities. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies.

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
For the year ended December 31, 2021:
•Comp Sales of clinics that have been open for at least 13 full months increased 29%.
•Comp Sales for mature clinics open 48 months or more increased 23%.

•System-wide sales for all clinics open for any amount of time grew 39% to $361.1 million.
We saw over 807,000 new patients in 2021, compared with 584,000 new patients in 2020, with approximately 36% of those new patients having never been to a chiropractor before. We are not only increasing our percentage of market share, but expanding the chiropractic market. These factors, along with continued leverage of our operating expenses, drove improvement in our bottom line.
On January 1, 2021, we entered into an agreement under which we repurchased the right to develop franchises in various counties in Georgia. The total consideration for the transaction was $1,388,700. We carried a deferred revenue balance associated with this transaction of $35,679, representing the fee collected upon the execution of the regional developer agreement. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price. We recognized the net amount of $1,353,021 as reacquired development rights in January 2021, which is amortized over the remaining original contract period of approximately 13 months at the time of the purchase.

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

On November 1, 2021, we entered into an Asset and Franchise Purchase Agreement under which we repurchased from the seller four operating franchises in North Carolina. We operate the franchises as company-managed clinics. The total purchase price for the transaction was $1,284,212, less $46,681 of net deferred revenue resulting in total purchase consideration of $1,225,426.

For the year ended December 31, 2021, we constructed and developed 20 new corporate clinics.

Because our public float (the market value of our common shares held by non-affiliates) was greater than $700 million as of June 30, 2021, we became a large accelerated filer and no longer qualify as a “smaller reporting company,” as defined in the Exchange Act. Compliance with the “large accelerated filer” filing requirements begins with this Annual Report on Form 10-K, which now includes an attestation by our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002. Compliance with increased disclosure obligations due to the change in our smaller reporting company status will begin with our quarterly report for the three-month period ending March 31, 2022. These additional disclosure obligations will include, but not be limited to, fuller and more detailed disclosures regarding executive compensation and three years (instead of two years) of audited income, cash flow and stockholders’ equity statements. Compliance with additional filing and disclosure requirements will increase our costs and demands on management.

2022 Full Year Outlook

•We expect our revenues to be between $102 million and $106 million, compared to $80.9 million in 2021.
•We expect our adjusted EBITDA to be between $15 million and $17 million, compared to $12.6 million in 2021.
•We expect franchised clinic openings to be between 110 and 130, compared to 110 in 2021.
•We expect Company-owned or managed clinics, through a combination of both greenfields and buybacks, to increase by between 30 and 40, compared to 32 in 2021.

We believe we are well positioned to achieve our goal to have 1,000 clinics by the end of 2023 due to, among other things, our resilient business model, planned new clinic openings and expansion of company-owned or managed clinics, and current positive economic trends. However, the long-term impact of COVID-19 on our operational and financial performance will depend on certain developments including the duration, spread, severity, and trajectory of the virus. These potential developments are uncertain and cannot be predicted, and as such, the extent to which COVID-19 will impact our business, operations, financial condition and results of operations over the long term is unknown.
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
Intangible Assets
Intangible assets consist primarily of re-acquired franchise and regional developer rights and customer relationships.  We amortize the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which range from one to nine years. In the case of regional developer rights, we amortize the acquired regional developer rights over the remaining contractual terms at the time of the acquisition, which range from two to seven years. The fair value of customer relationships is amortized over their estimated useful life which ranges from two to four years.
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises treated as a business combination under U.S. GAAP. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, we perform an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the years ended December 31, 2021 and 2020.
Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. During the year ended December 31, 2021, certain operating lease right-of-use assets related to closed clinics with a total carrying amount of $0.5 million were written down to their fair value of $0.4 million. As a result, we recorded a noncash impairment loss of approximately $0.1 million during the year ended December 31, 2021. No impairments of long-lived assets were recorded for the year ended December 31, 2020.
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
Revenues from Company-Owned or Managed Clinics.  We earn revenue from clinics that we own and operate or manage throughout the United States.  In those states where we own and operate the clinic, revenues are recognized when services are performed. We offer a variety of membership and wellness packages which feature discounted pricing as compared with our single-visit pricing.  Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed. Any unused visits associated with monthly memberships are recognized on a month-to-month basis. We recognize a contract liability (or a deferred revenue liability) related to the prepaid treatment plans for which we have an ongoing performance obligation. We recognize this contract liability, and recognize revenue, as the patient consumes his or her visits related to the package and we perform the services. If we determine that it is not subject to unclaimed property laws for the portion of wellness package that we do not expect to be redeemed (referred to as “breakage”) then we recognize breakage revenue in proportion to the pattern of exercised rights by the patient.
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
Franchise Fees. We require the entire non-refundable initial franchise fee to be paid upon execution of a franchise agreement, which typically has an initial term of ten years. Initial franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement.  Our services under the franchise agreement include training of franchisees and staff, site selection, construction/vendor management and ongoing operations support. We provide no financing to franchisees and offer no guarantees on their behalf. The services we provide are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
Software Fees.  We collect a monthly fee from our franchisees for use of our proprietary chiropractic software, computer support, and internet services support. These fees are recognized ratably on a straight-line basis over the term of the respective franchise agreement.
Regional Developer Fees. We have a regional developer program where regional developers are granted an exclusive geographical territory and commit to a minimum development obligation within that defined territory. Regional developer fees are non-refundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. Our services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services we provide are highly interrelated with the development of the territory and the resulting franchise licenses sold by the regional developer and as such are considered to represent a single performance obligation. In addition, we pay regional developers fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of gross sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur, which is funded by the 7% royalties we collect from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements.
Leases
The accounting guidance for leases requires lessees to recognize a right-of-use ("ROU") asset and a lease liability in the balance sheet for most leases. The lease liability is measured at the present value of the fixed lease payments over the lease term and the ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at our sole discretion and, as such, we typically determine that exercise of these renewal options is not reasonably certain. As a result, we do not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the right-of-use asset and lease liability. When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. In such cases, we estimate our incremental borrowing rate as the interest rate we would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease, and in a similar economic environment. We estimate these rates using available evidence such as rates imposed by third-party lenders in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to our estimated creditworthiness.
For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased property are expensed as incurred and are also included in general and administrative expenses on the consolidated income statements.
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
In addition to considering forecasts of future taxable income, we are also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of our deferred tax assets, namely the reversal of existing temporary differences, the carry back of losses and credits as allowed under current tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgments. Each source of income must be evaluated based on all positive and negative evidence; this evaluation involves assumptions about future activity. The actual realization of deferred tax assets may differ from the amounts we have recorded.
In 2019, we continued to maintain a full valuation allowance on the deferred tax assets, due to cumulative losses as of December 31, 2019. As of December 31, 2020, we recorded an income tax benefit of $7.8 million primarily due to the reduction in the valuation allowance. The valuation allowance was reduced because the weight of evidence regarding the future realizability of the deferred tax assets had become predominately positive and realization of the deferred tax assets was more likely than not. The positive evidence considered in our assessment of the realizability of the deferred tax assets included the generation of significant positive cumulative income for the three-year period ended December 31, 2020 and projections of future taxable income. Based on our earnings performance trend and expected continued profitability, management determined it was more likely than not that all of our deferred tax assets would be realized. The negative evidence considered included historical loss in 2017, marginal pre-tax income generated in 2018, and general economic uncertainties related to the impact of the pandemic. However, management has concluded that positive evidence outweighed this negative evidence.
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
We regularly assess the tax risk of our tax return filing positions, and we have not identified any material uncertain tax positions as of December 31, 2021 and 2020, respectively.
Loss Contingencies

Accounting Standards Codification 450, Contingencies (“ASC 450”), governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. We record an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, we provide additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on us. Legal costs to be incurred in connection with a loss contingency are expensed as such costs are incurred.
Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues
Components of revenues for the year ended December 31, 2021, as compared to the year ended December 31, 2020, were as follows:

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2021	2020
Revenues:
Revenues from company-owned or managed clinics	$44,348,234	$31,757,207	$12,591,027	39.6%
Royalty fees	22,062,989	15,886,051	6,176,938	38.9%
Franchise fees	2,659,097	2,100,800	558,297	26.6%
Advertising fund revenue	6,298,924	4,506,413	1,792,511	39.8%
Software fees	3,383,856	2,694,520	689,336	25.6%
Regional developer fees	848,640	876,804	(28,164)	(3.2)%
Other revenues	1,257,913	861,181	396,732	46.1%
Total revenues	$80,859,653	$58,682,976	$22,176,677	37.8%
The reasons for the significant changes in our components of total revenues were as follows:
Consolidated Results
•Total revenues increased by $22.2 million, primarily due to the continued expansion and revenue growth of our franchise base, continued same-store sales growth and expansion of our corporate-owned or managed clinics portfolio, and the negative impact of the pandemic during the second quarter of 2020 relative to the same quarter of 2021, which decline was reflected in total revenues for the year ended 2020.
Corporate Clinics
•Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of our corporate-owned or managed clinics portfolio and the negative impact of the same-store sale decline due to the pandemic in the second quarter of 2020 relative to the same quarter of 2021, which decline was included in the revenues for company-owned or managed clinics for the year ended 2020.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during 2021, along with continued sales growth in existing franchised clinics and the negative impact of the same-store sale decline due to the pandemic in the second quarter of 2020 relative to the same quarter of 2021, which decline is included in the revenues for franchised clinics for the year ended 2020. As of December 31, 2021, and 2020, there were 610 and 515 franchised clinics in operation, respectively.

•Franchise fees increased due to an increase in executed franchise agreements, as these fees are recognized ratably over the term of the respective franchise agreement.  For the year ended December 31, 2021, there were executed franchise license sales or letters-of-intent for 156 franchise licenses, compared to 121 for the year ended December 31, 2020.
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Other revenues primarily consisted of merchant income associated with credit card transactions.
Cost of Revenues

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2021	2020
Cost of Revenues	8,513,777	6,507,468	$2,006,309	30.8%
For the year ended December 31, 2021, as compared with the year ended December 31, 2020, the total cost of revenues increased due to an increase in regional developer royalties and sales commissions of $1.3 million and due to an increase in website hosting costs of $0.7 million.
Selling and Marketing Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2021	2020
Selling and Marketing Expenses	11,424,416	7,804,420	$3,619,996	46.4%
Selling and marketing expenses increased $3.6 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, driven by an increase in advertising fund expenditures from a larger franchise base and increased local marketing expenditures by the company-owned or managed clinics.
Depreciation and Amortization Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2021	2020
Depreciation and Amortization Expenses	6,088,947	2,734,462	$3,354,485	122.7%
Depreciation and amortization expenses increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to: (i) the development rights reacquired in December 2020 and January 2021 for a total net consideration of $2.4 million, which are amortized over the remaining original contract periods of approximately 13 to 25 months, (ii) amortization of intangibles related to the 2021 clinic acquisitions, (iii) depreciation expenses associated with the expansion of our corporate-owned or managed clinics portfolio in 2020 and 2021, and (iv) depreciation expenses associated with the new IT platform used by clinics for operations and for the management of operations, which went live in July 2021.
General and Administrative Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2021	2020
General and Administrative Expenses	49,453,305	36,195,817	$13,257,488	36.6%

General and administrative expenses increased during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the increases in the following to support continued clinic count and revenue growth in both operating segments: (i) payroll and related expenses of $8.5 million, (ii) general overhead and administrative expenses of $3.6 million, (iii) professional and advisory fees of $0.9 million, and (iv) software and maintenance expense of $0.3 million. General and administrative expenses for the year ended December 31, 2021 also included a non-recurring net expense of $0.5 million related to a settlement of a legal claim. As a percentage of revenue, general and administrative expenses during the year ended December 31, 2021 and 2020 were 61% and 62%, respectively. General and administrative expenses as a percentage of revenue improved modestly compared to the prior year as the improved leverage from the increase in revenue was partially offset by the costs associated with greenfields clinics opened during 2021. During 2021, we opened 20 greenfield clinics compared with three greenfield clinics in the prior year period.
Income from Operations

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2021	2020
Income from Operations	5,352,419	5,492,130	$(139,711)	(2.5)%
Consolidated Results
Consolidated income from operations decreased by $0.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, as the improved operating income in the franchise operations segment was more than offset by increased expenses in the corporate clinics and the unallocated corporate segments discussed below. In addition, consolidated income from operations for the year ended 2020 included the negative impact of the same-store sale decline during the second quarter of 2020 due to the pandemic as discussed above, which is reflected in the consolidated income from operations for the year ended 2021 relative to the prior year period.
Corporate Clinics
Our corporate clinics segment had income from operations of $4.4 million for the year ended December 31, 2021, a decrease of $0.1 million compared to income from operations of $4.5 million for the year ended December 31, 2020. This decrease was primarily due to:
•An increase in revenues of $12.6 million from company-owned or managed clinics primarily due to improved same-store growth, as well as the expansion of our corporate-owned or managed clinics portfolio; more than offset by
•A $12.7 million increase in operating expenses primarily driven by the increases in: (i) payroll-related expenses due to a higher head count to support the expansion of our corporate clinics portfolio of $5.9 million, (ii) depreciation and amortization expense related to the reacquired development rights, 2021 acquisitions, expansion of our corporate-owned or managed clinics portfolio in 2020 and 2021, and new software discussed above of $2.9 million, (iii) selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics of $1.8 million, and (iv) general overhead and administrative expenses associated with the expansion of our corporate-owned or managed clinics portfolio in 2021 of $2.1 million.
Franchise Operations
Our franchise operations segment had income from operations of $16.7 million for the year ended December 31, 2021, an increase of $4.1 million, compared to income from operations of $12.6 million for the year ended December 31, 2020. This increase was primarily due to:
•An increase of $9.6 million in total revenues due to an increase in the number of franchised clinics in operation along with continued sales growth in existing franchised clinics; partially offset by
•An increase of $5.4 million in total expenses primarily driven by the increases in: (i) cost of revenue due to an increase in regional developer royalties and sales commissions and website hosting costs of $2.0 million, (ii)

selling and marketing expenses resulting from a larger franchise base of $1.9 million, (iii) payroll-related expenses due to a higher head count to support a larger franchise base of $1.0 million, and (iv) higher depreciation expense related to the new software discussed above of $0.3 million.
Unallocated Corporate
Unallocated corporate expenses for the year ended December 31, 2021 increased by $4.2 million compared to the prior year period, primarily due to support continued clinic count and revenue growth in both operating segments. The $4.2 million increase is primarily driven by the increases in: (i) payroll-related expenses of $1.5 million, (ii) professional and advisory fees of $1.0 million, (iii) general overhead and administrative expenses of $1.3 million, and (iv) maintenance expenses for our new software discussed above of $0.3 million. General and administrative expenses for the year ended December 31, 2021 also included a non-recurring net expense of $0.5 million related to a settlement of a legal claim and $0.3 million related to a recognition of certain contingent liabilities.
Like many industries, we are experiencing wage growth in our chiropractic and wellness coordinator labor. These increasing labor costs could have an impact to our profitability, and may result in price increases to offset the impact of this tight labor market.
Income Tax Benefit

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2021	2020
Income tax benefit	(1,293,229)	(7,754,662)	$6,461,433	(83.3)%
For the years ended December 31, 2021 and 2020, the effective tax rates were (24.5)% and (143.3)%, respectively. The fluctuation in the effective rate was primarily attributable to the reversal of the valuation allowance on deferred tax assets on December 31, 2020 and stock-based compensation. Please see Note 9, “Income Taxes” in the Notes to consolidated financial statements included in Item 8 of this report for further discussion.
Non-GAAP Financial Measures

The table below reconciles net income to Adjusted EBITDA for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Non-GAAP Financial Data:
Net income	$6,575,770	$13,167,314
Net interest	69,878	79,478
Depreciation and amortization expense	6,088,947	2,734,462
Income tax benefit	(1,293,229)	(7,754,662)
EBITDA	11,441,366	8,226,592
Stock compensation expense	1,056,015	885,975
Acquisition related expenses	68,716	41,716
Net loss (gain) on disposition or impairment	26,789	(51,321)
Adjusted EBITDA	$12,592,886	$9,102,962

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

We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other outpatient medical clinics, which may present similar non-GAAP financial measures to investors. In addition, you should be aware when evaluating Adjusted EBITDA, in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same manner.
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
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2021, we had cash and short-term bank deposits of $19.5 million. We generated $15.2 million of cash flow from operating activities in the year ended December 31, 2021. While the ongoing COVID-19 pandemic creates potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, and amounts available under our development line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next twelve months.
While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created uncertainty as to general economic conditions for 2022 and beyond, as of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements to conduct our operations, fund capital expenditure investments, and meet other needs in the ordinary course of our business. For 2022, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainty surrounding the COVID-19 pandemic, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Due to the ongoing COVID-19 pandemic, the levels of our cash flows from operations for 2022 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows

Net cash provided by operating activities was $15.2 million for the year ended December 31, 2021, compared to net cash provided by operating activities of $11.2 million for the year ended December 31, 2020. The increase was primarily attributable to an increase in revenue over the prior year period, which was partially offset by an increase in operating expenses over the prior year period.
Net cash used in investing activities was $14.1 million and $4.6 million during the years ended December 31, 2021 and 2020, respectively.  For the year ended December 31, 2021, this included clinic acquisitions for $5.8 million, purchases of property and equipment for $7.0 million, and reacquisition and termination of regional developer rights for $1.4 million. For the year ended December 31, 2020, this included clinic acquisitions for $0.5 million, purchases of property and equipment for $3.2 million, and reacquisition and termination of regional developer rights for $1.0 million.
Net cash (used in) provided by financing activities was $(2.0) million and $5.6 million during the years ended December 31, 2021 and 2020, respectively.  For the year ended December 31, 2021, this included repayment of the PPP loan of $2.7 million and purchases of treasury stock for $0.7 million, which were partially offset by the proceeds from the exercise of stock options of $1.5 million. For the year ended December 31, 2020, this included proceeds from: (i) the credit facility, net of related fees of $1.9 million, (ii) the loan under the CARES Act Paycheck Protection Program of $2.7 million, and (iii) the exercise of stock options of $1.0 million.
The following table summarizes our material contractual obligations at December 31, 2021 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:
Material Contractual Cash Requirements

	Payments Due by Fiscal Year
	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases	$24,066,811	5,461,181	4,804,873	4,289,146	3,852,159	2,002,135	3,657,317

Recent Accounting Pronouncements
Please see Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to consolidated financial statements included in Item 8 of this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements
During the year ended December 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of December 31, 2021 include cash and cash equivalents and short-term borrowings. A portion of our cash are affected by short-term interest rates, which are currently low. Given the low interest income generated from our cash, any further reduction in interest rates would not have a material impact on our interest income.

Borrowings under the Revolver bear interest at a rate equal to an applicable margin plus a variable rate. As such, the Revolver exposes us to market risk for changes in interest rates. Given our short-term debt position as of December 31, 2021, the effect of a 10-basis point change in interest rates would not have a material impact on our variable interest expense.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Joint Corp.
Scottsdale, Arizona
Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of The Joint Corp. (the “Company”) as of December 31, 2021, the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 11, 2022 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Timing of Recognizing Package Revenue

As described in Notes 1 and 2 to the Company’s consolidated financial statements, the Company offers a variety of membership and wellness packages which feature discounted pricing as compared to its single-visit pricing. The Company recognizes a contract liability (or a deferred revenue liability) related to the prepaid treatment plans for which the Company has an ongoing performance obligation. The Company recognizes revenue, as the patient consumes his or her visits related to the package and the Company transfers its services. In addition, breakage revenue is estimated and recognized as revenue in proportion to the pattern of exercised rights.

We identified the timing of recognizing revenue associated with packages as a critical audit matter. The principal considerations that led us to determine this matter as a critical audit matter included the duration of packages, the volume of packages, the timing of when patients utilize the services purchased, and the estimation of the appropriate breakage revenue amounts after incorporating differences in laws related to breakage in each jurisdiction. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Selecting a sample of packages and agreeing to contracts with customers, and the underlying visit logs to evaluate the fulfillment of the performance obligation.

•Evaluating the assumptions management uses in estimating the breakage revenue recorded related to packages and assessing the completeness and accuracy of historical information utilized by management in estimating breakage.

Determination of Incremental Borrowing Rate for Leases

As described in Notes 1 and 10 of the Company’s consolidated financial statements, the Company leases property under operating leases. The measurement of the right of use asset and the associated lease liability requires the determination of an incremental borrowing rate, which involves subjective management judgment.

We identified the determination of the incremental borrowing rates for lease contracts as a critical audit matter. Significant judgment is required by management to develop the incremental borrowing rates for lease contracts. Auditing the reasonableness of the incremental borrowing rates involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Testing the completeness and accuracy of lease contracts included in the Company’s lease system.

•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) developing synthetic credit ratings for the Company (ii) developing independent estimates of fully collateralized incremental borrowing rates for the lease contracts, and (iii) comparing the independently developed estimates to the Company’s incremental borrowing rates.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2021.
Phoenix, Arizona

March 11, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of The Joint Corp. and Subsidiary and Affiliates
Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheet of The Joint Corp. and subsidiary and affiliates (the “Company”) as of December 31, 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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
/s/ Plante & Moran, PLLC

We served as the Company’s auditor from 2013-2021.
Denver, Colorado
March 5, 2021

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS		(as revised)
Current assets:
Cash and cash equivalents	$19,526,119	$20,554,258
Restricted cash	386,219	265,371
Accounts receivable, net	3,700,810	2,063,221
Deferred franchise and regional development costs, current portion	994,587	897,551
Prepaid expenses and other current assets	2,281,765	1,566,025
Total current assets	26,889,500	25,346,426
Property and equipment, net	14,388,946	8,747,369
Operating lease right-of-use asset	18,425,914	11,581,435
Deferred franchise and regional development costs, net of current portion	5,505,420	4,340,756
Intangible assets, net	5,403,390	2,865,006
Goodwill	5,085,203	4,625,604
Deferred tax assets	9,188,634	7,941,435
Deposits and other assets	567,202	431,336
Total assets	$85,454,209	$65,879,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,705,568	$1,561,648
Accrued expenses	1,809,460	770,221
Co-op funds liability	386,219	248,468
Payroll liabilities ($0.4 million and $0.2 million attributable to VIEs as of December 31, 2021 and 2020)	3,906,317	2,776,036
Operating lease liability, current portion	4,613,843	2,918,140
Finance lease liability, current portion	49,855	70,507
Deferred franchise and regional development fee revenue, current portion	3,191,892	3,000,369
Deferred revenue from company clinics ($3.5 million and $2.5 million attributable to VIEs as of December 31, 2021 and 2020)	5,235,745	3,676,555
Debt under the Paycheck Protection Program	—	2,727,970
Other current liabilities	539,500	707,085
Total current liabilities	21,438,399	18,456,999
Operating lease liability, net of current portion	16,872,093	10,632,672
Finance lease liability, net of current portion	87,939	132,469
Debt under the Credit Agreement	2,000,000	2,000,000
Deferred franchise and regional development fee revenue, net of current portion	15,458,921	13,503,745
Other liabilities	27,230	27,230
Total liabilities	55,884,582	44,753,115
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,451,355 shares issued and 14,419,712 shares outstanding as of December 31, 2021 and 14,174,237 shares issued and 14,157,070 outstanding as of December 31, 2020	14,450	14,174
Additional paid-in capital	43,900,157	41,350,001
Treasury stock 31,643 shares as of December 31, 2021 and 17,167 shares as of December 31, 2020, at cost	(850,838)	(143,111)
Accumulated deficit	(13,519,142)	(20,094,912)
Total The Joint Corp. stockholders' equity	29,544,627	21,126,152
Non-controlling Interest	25,000	100
Total equity	29,569,627	21,126,252
Total liabilities and stockholders' equity	$85,454,209	$65,879,367
See notes to consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2021	2020
Revenues:
Revenues from company-owned or managed clinics	$44,348,234	$31,757,207
Royalty fees	22,062,989	15,886,051
Franchise fees	2,659,097	2,100,800
Advertising fund revenue	6,298,924	4,506,413
Software fees	3,383,856	2,694,520
Regional developer fees	848,640	876,804
Other revenues	1,257,913	861,181
Total revenues	80,859,653	58,682,976
Cost of revenues:
Franchise and regional developer cost of revenues	7,408,125	6,090,203
IT cost of revenues	1,105,652	417,265
Total cost of revenues	8,513,777	6,507,468
Selling and marketing expenses	11,424,416	7,804,420
Depreciation and amortization	6,088,947	2,734,462
General and administrative expenses	49,453,305	36,195,817
Total selling, general and administrative expenses	66,966,668	46,734,699
Net loss (gain) on disposition or impairment	26,789	(51,321)
Income from operations	5,352,419	5,492,130
Other expense, net	(69,878)	(79,478)
Income before income tax benefit	5,282,541	5,412,652
Income tax benefit	(1,293,229)	(7,754,662)
Net income	$6,575,770	$13,167,314

Earnings per share:
Basic earnings per share	$0.46	$0.94
Diluted earnings per share	$0.44	$0.90

Basic weighted average shares	14,319,448	14,003,708
Diluted weighted average shares	14,935,577	14,582,877

See notes to consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount		Total The Joint Corp. stockholder's equity	Non-controlling Interest	Total
Balances, December 31, 2019	13,898,694	$13,899	$39,454,937	15,762	$(111,041)	$(33,637,395)	$5,720,400	$100	$5,720,500
Correction of immaterial error related to deferred revenue	—	—	—	—	—	(274,195)	(274,195)	—	(274,195)
Correction of immaterial error related to software fee revenue	—	—	—	—	—	168,050	168,050	—	168,050
Correction of immaterial error related to breakage revenue	—	—	—	—	—	481,315	481,315	—	481,315
Balances, December 31, 2019, as revised	13,898,694	13,899	39,454,937	15,762	(111,041)	(33,262,225)	6,095,570	100	6,095,670
Stock-based compensation expense	—	—	885,975	—	—	—	885,975	—	885,975
Issuance of restricted stock	50,741	51	(51)	—	—	—	—	—	—
Exercise of stock options	224,802	224	1,009,140	—	—	—	1,009,364	—	1,009,364
Purchases of treasury stock under employee stock plans	—	—	—	1,405	(32,070)	—	(32,070)	—	(32,070)
Net income	—	—	—	—	—	13,167,314	13,167,314	—	13,167,314
Balances, December 31, 2020, as revised	14,174,237	14,174	41,350,001	17,167	(143,111)	(20,094,912)	21,126,152	100	21,126,252
Stock-based compensation expense	—	—	1,056,015	—	—	—	1,056,015	—	1,056,015
Issuance of restricted stock	17,074	17	(17)	—	—	—	—	—	—
Exercise of stock options	260,044	259	1,519,058	—	—	—	1,519,317	—	1,519,317
Purchases of treasury stock under employee stock plans	—	—	—	14,476	(707,727)	—	(707,727)	—	(707,727)
Change in non-controlling interest	—	—	(24,900)	—	—	—	(24,900)	24,900	—
Net income	—	—	—	—	—	6,575,770	6,575,770	—	6,575,770
Balances, December 31, 2021	14,451,355	$14,450	$43,900,157	31,643	$(850,838)	$(13,519,142)	$29,544,627	$25,000	$29,569,627

See notes to consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$6,575,770	$13,167,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,088,947	2,734,462
Net loss on disposition or impairment (non-cash portion)	125,237	1,193
Net franchise fees recognized upon termination of franchise agreements	(133,007)	(57,080)
Deferred income taxes	(1,247,198)	(8,097,494)
Stock based compensation expense	1,056,015	885,975
Changes in operating assets and liabilities:
Accounts receivable	(1,637,589)	794,586
Prepaid expenses and other current assets	(715,740)	(443,547)
Deferred franchise costs	(1,418,235)	(899,056)
Deposits and other assets	(148,516)	(43,380)
Accounts payable	(14,373)	(90,429)
Accrued expenses	886,738	389,973
Payroll liabilities	1,130,281	(68,071)
Deferred revenue	3,624,944	2,206,063
Other liabilities	1,059,506	702,733
Net cash provided by operating activities	15,232,780	11,183,242

Cash flows from investing activities:
Acquisition of AZ clinics	(1,925,000)	(534,000)
Acquisition of NC clinics	(3,840,135)	—
Purchase of property and equipment	(6,989,534)	(3,156,233)
Reacquisition and termination of regional developer rights	(1,388,700)	(1,039,500)
Payments received on notes receivable	—	128,724
Net cash used in investing activities	(14,143,369)	(4,601,009)

Cash flows from financing activities:
Payments of finance lease obligation	(80,322)	(57,097)
Purchases of treasury stock under employee stock plans	(707,727)	(32,070)
Proceeds from exercise of stock options	1,519,317	1,009,364
Proceeds from the Credit Agreement, net of related fees	—	1,947,352
Proceeds from the Paycheck Protection Program	—	2,727,970
Repayment of debt under the Paycheck Protection Program	(2,727,970)	—
Net cash (used in) provided by financing activities	(1,996,702)	5,595,519

(Decrease) increase in cash	(907,291)	12,177,752
Cash and restricted cash, beginning of period	20,819,629	8,641,877
Cash and restricted cash, end of period	$19,912,338	$20,819,629

	December 31, 2021	December 31, 2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$19,526,119	$20,554,258
Restricted cash	386,219	265,371
	$19,912,338	$20,819,629

During the years ended December 31, 2021 and 2020, cash paid for income taxes was $566,808 and $237,655, respectively. During the years ended December 31, 2021 and 2020, cash paid for interest was $69,273 and $42,833, respectively.
See notes to consolidated financial statements.
Supplemental disclosure of non-cash activity:
As of December 31, 2021, accounts payable and accrued expenses included property and equipment purchases of $158,293, and $152,501, respectively. As of December 31, 2020, accounts payable and accrued expenses included property and equipment purchases of $126,239, and $163,434, respectively.
In connection with the acquisitions during the year ended December 31, 2021, the Company acquired $781,605 of property and equipment and intangible assets of $4,859,313, in exchange for $5,765,135 to the seller.  Additionally, at the time of these transactions, the Company carried net deferred revenue of $134,539, representing unrecognized net franchise fees collected upon the execution of the franchise agreement. The Company netted this amount against the purchase price of the acquisitions.
In connection with the acquisitions during the year ended December 31, 2020, the Company acquired $1,625 of property and equipment and intangible assets of $96,400, in exchange for $534,000 to the sellers. Additionally, at the time of these transactions, the Company carried net deferred revenue of $355, representing unrecognized net franchise fees collected upon the execution of the franchise agreement. The Company netted this amount against the purchase price of the acquisitions.
In connection with the Company's reacquisition and termination of regional developer rights during the year ended December 31, 2021, the Company had deferred revenue of $35,679 representing unrecognized license fees collected upon the execution of the regional developer agreement.  The Company netted this amount against the aggregate purchase price of $1,388,700.
In connection with the Company's reacquisition and termination of regional developer rights during the year ended December 31, 2020, the Company had deferred revenue of $36,781 representing unrecognized license fees collected upon the execution of the regional developer agreements. The Company netted this amount against the aggregate purchase price of $1,039,500.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1:     Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These financial statements represent the consolidated financial statements of The Joint Corp. (“The Joint”), its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America (“GAAP”) requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses, other (expenses) income, and income taxes that are reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue, accounting for leases, and accounting for income taxes, see Note 2, "Revenue Disclosures", Note 9, "Income Taxes", and Note 10, "Commitments and Contingencies".
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of The Joint and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented. The Company consolidates VIEs in which the Company is the primary beneficiary in accordance with Accounting Standards Codification 810, Consolidations (“ASC 810”). Non-controlling interests represent third-party equity ownership interests in VIEs. All significant inter-affiliate accounts and transactions between The Joint and its VIEs have been eliminated in consolidation.
Comprehensive Income
Net income and comprehensive income are the same for the years ended December 31, 2021 and 2020.
Correction of Immaterial Error
During the third and the fourth quarter of 2021, the Company identified immaterial errors in the following: (i) the calculation of deferred revenue related to wellness packages, (ii) the calculation of software fee revenue, and (iii) the calculation of breakage revenue related to wellness packages. Management assessed the materiality of the errors and determined the impact on the Company’s 2020 consolidated financial statements was not material. The December 31, 2020 balance sheet has been revised to correct the errors.

The table below sets forth the impact of the revision on the previously issued consolidated balance sheet:

	December 31, 2020
	As Previously	(i)	(ii)	(iii)
	Reported	Adjustments	Adjustments	Adjustments	As Adjusted
ASSETS
Accounts receivable, net	1,850,499	—	212,722	—	2,063,221
Total current assets	25,133,704	—	212,722	—	25,346,426
Deferred tax assets	8,007,633	22,153	(44,672)	(43,679)	7,941,435
Total assets	$65,732,843	$22,153	$168,050	$(43,679)	$65,879,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred revenue from company clinics	3,905,200	296,348		(524,993)	3,676,555
Total current liabilities	18,685,644	296,348	—	(524,993)	18,456,999
Total liabilities	44,981,760	296,348	—	(524,993)	44,753,115
Stockholders' equity:
Accumulated deficit	(20,470,081)	(274,194)	168,050	481,314	(20,094,912)
Total The Joint Corp. stockholders' equity	20,750,983	(274,194)	168,050	481,314	21,126,152
Total equity	20,751,083	(274,194)	168,050	481,314	21,126,252
Total liabilities and stockholders' equity	$65,732,843	$22,154	$168,050	$(43,679)	$65,879,367
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
The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
Franchised clinics:	2021	2020
Clinics open at beginning of period	515	453
Opened during the period	110	70
Sold during the period	(12)	(1)
Closed during the period	(3)	(7)
Clinics in operation at the end of the period	610	515

	Year Ended December 31,
Company-owned or managed clinics:	2021	2020
Clinics open at beginning of period	64	60
Opened during the period	20	3
Acquired during the period	12	1
Closed during the period	—	—
Clinics in operation at the end of the period	96	64

Total clinics in operation at the end of the period	706	579

Clinic licenses sold but not yet developed	245	212
Executed letters of intent for future clinic licenses	38	41

Variable Interest Entities
Certain states prohibit the “corporate practice of chiropractic,” which restricts business corporations from practicing chiropractic care by exercising control over clinical decisions by chiropractic doctors. In states which prohibit the corporate practice of chiropractic, the Company typically enters into long-term management agreements with professional corporations (“PCs”) that are owned by licensed chiropractic doctors, which, in turn, employ or contract with doctors who provide professional chiropractic care in its clinics. Under these management agreements with PCs, the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. The Company has entered into such management agreements with two PCs, including one in North Carolina, in connection with the acquisitions on April 1, 2021 and November 1, 2021 (reference Note 3). An entity deemed to be the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. In accordance with relevant accounting guidance, these PCs were determined to be VIEs. Such PCs are VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. Additionally, the Company has determined that it has the ability to direct the activities that most significantly impact the performance of these PCs and have an obligation to absorb losses or receive benefits which could potentially be significant to the PCs. Accordingly, the PCs are variable interest entities for which the Company is the primary beneficiary and are consolidated by the Company. The carrying amount of the VIEs’ assets and liabilities are immaterial as of December 31, 2021 and December 31, 2020, except for amounts collected in advance for membership and wellness packages, which are recorded as deferred revenue. The VIEs’ deferred revenue liability balance as of December 31, 2021 and December 31, 2020 was $3.5 million and $2.5 million, respectively. The VIEs’ payroll liability balance as of December 31, 2021 and December 31, 2020 was $0.4 million and $0.2 million, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of December 31, 2021 and 2020.
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
Accounts Receivable
Accounts receivable primarily represent amounts due from franchisees for royalty fees. The Company records an allowance for credit losses as a reduction to its accounts receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through assessments of collectibility based on historical trends, the financial condition of the Company’s franchisees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions, as well as the Company’s expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2021, and 2020, the Company had no allowance for credit losses on accounts receivable.
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
Property and Equipment
Property and equipment are stated at cost or for property acquired as part of franchise acquisitions at fair value at the date of closing. Depreciation is computed using the straight-line method over estimated useful lives, which is generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.
Capitalized Software
The Company capitalizes certain software development cost, including costs to implement cloud computing arrangements that is a service contract. These capitalized costs are primarily related to software used by clinics for operations and by the Company for the management of operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized as assets in progress until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Software developed is recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally three to five years. Implementation costs incurred in connection with a cloud computing arrangement that is a service contract are included in prepaid expenses in the Company’s consolidated balance sheets.
Leases
The Company leases property and equipment under operating and finance leases. The Company leases its corporate office space and the space for each of the company-owned or managed clinic in the portfolio. The Company recognizes a right-of-use ("ROU") asset and lease liability for all leases. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at the Company’s sole discretion and, as such, the Company typically determines that exercise of these renewal options is not reasonably certain. As a result, the Company does not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the right-of-use asset and lease liability. When available, the Company uses the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of its leases. In such cases, the Company estimates its incremental borrowing rate as the interest rate it would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease, and in a similar economic environment. The Company estimates these rates using available evidence such as rates imposed by third-party lenders to the Company in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to the Company’s estimated creditworthiness.
For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased property are expensed as incurred and are also included in general and administrative expenses on the consolidated income statements.
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
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are tested for impairment annually and more frequently if a triggering event occurs that makes it more likely than not that the fair value of a reporting unit is below carrying value. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if a triggering event occurs. No impairments of goodwill were recorded for the years ended December 31, 2021 and 2020.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. During the year ended December 31, 2021, certain operating lease right-of-use assets related to closed clinics with a total carrying amount of $0.5 million was written down to its fair value of $0.4 million. As a result, the Company recorded a noncash impairment loss of approximately $0.1 million during the year ended December 31, 2021. No impairments of long-lived assets were recorded for the year ended December 31, 2020.
Advertising Fund
The Company has established an advertising fund for national or regional marketing and advertising of services offered by its clinics. The monthly marketing fee is 2% of clinic sales. The Company segregates the marketing funds collected which are included in restricted cash on its consolidated balance sheets. As amounts are expended from the fund, the Company recognizes a related expense. Such costs are included in selling and marketing expenses on the consolidated income statements.
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
Revenues from Company-Owned or Managed Clinics.  The Company earns revenues from clinics that it owns and operates or manages throughout the United States. Revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing. Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed. Any unused visits associated with monthly memberships are recognized on a month-to-month basis. The Company recognizes a contract liability (or a deferred revenue liability) related to the prepaid treatment plans for which the Company has an ongoing performance obligation. The Company derecognizes this contract liability, and recognizes revenue, as the patient consumes his or her visits related to the package and the Company transfers its services. If the Company determines that it is not subject to unclaimed property laws for the portion of wellness package that it does not expect to be redeemed (referred to as “breakage”) then it recognizes breakage revenue in proportion to the pattern of exercised rights by the patient.
Royalties and Advertising Fund Revenue. The Company collects royalties, as stipulated in the franchise agreement, equal to 7% of gross sales, and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The revenue accounting standard provides an exception for the recognition of sales-based royalties promised in exchange for a license (which generally requires a reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price). As the franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to the Company’s performance obligation under the franchise agreement, such sales-based royalties are recognized as franchisee clinic level sales occur. Royalties are collected semi-monthly, two working days after each sales period has ended.
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
Regional Developer Fees. The Company has a regional developer program where regional developers are granted an exclusive geographical territory and commit to a minimum development obligation within that defined territory. Regional developer fees paid to the Company are non-refundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. The Company’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services provided by the Company are highly interrelated with the development of the territory and the resulting franchise licenses sold by the regional developer and as such are considered to represent a single performance obligation. In addition, regional developers receive fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Initial fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur. This 3% fee is funded by the 7% royalties we collect from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements.
The Company entered into two regional developer agreements for the year ended December 31, 2020 for which it received approximately $0.5 million, which was deferred as of the transaction date and is recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to be upon the execution of the agreement. The Company did not enter into a regional developer agreement for the year ended December 31, 2021.

Capitalized Sales Commissions. Sales commissions earned by the regional developers and the Company’s sales force are considered incremental and recoverable costs of obtaining a franchise agreement with a franchisee. These costs are deferred and then amortized as the respective franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $4,116,740 and $2,640,853, for the years ended December 31, 2021 and 2020, respectively.
Income Taxes
Income taxes are accounted for using a balance sheet approach known as the asset and liability method. The asset and liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the consolidated balance sheets to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The differences relate principally to depreciation of property and equipment and treatment of revenue for franchise fees and regional developer fees collected. Tax positions are reviewed at least quarterly and adjusted as new information becomes available. The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These estimates of future taxable income inherently require significant judgment. To the extent it is considered more likely than not that a deferred tax asset will be not recovered, a valuation allowance is established.
The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of December 31, 2021 and 2020, respectively. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.
With exceptions due to the generation and utilization of net operating losses or credits, as of December 31, 2021, the Company is no longer subject to federal and state examinations by taxing authorities for tax years before 2018 and 2017, respectively.
Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by giving effect to all potentially dilutive common shares including restricted stock and stock options.

	Year Ended December 31,
	2021	2020
Net income	$6,575,770	$13,167,314

Weighted average common shares outstanding - basic	14,319,448	14,003,708
Effect of dilutive securities:
Unvested restricted stock and stock options	616,129	579,169
Weighted average common shares outstanding - diluted	14,935,577	14,582,877

Basic earnings per share	$0.46	$0.94
Diluted earnings per share	$0.44	$0.90
Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Year Ended December 31,
	2021	2020
Unvested restricted stock	58	—
Stock options	4,658	94,294
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
Retirement Benefit Plan
Employees of the Company are eligible to participate in a defined contribution retirement plan, the Joint Corp. 401(k) Retirement Plan (the “401(k) Plan”), under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute their eligible compensation, not to exceed the annual limits set by the IRS. The 401(k) Plan allows the Company to match participants’ contributions in an amount determined at the sole discretion of the Company. The Company matched participants’ contributions for the years ended December 31, 2021 and 2020, up to a maximum of 4% of the employee’s eligible compensation. Employer contributions totaled $346,561 and $265,094, for the years ended December 31, 2021 and 2020, respectively.
Loss Contingencies
ASC Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. The Company records an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, the Company provides additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on the Company. Legal costs to be incurred in connection with a loss contingency are expensed as such costs are incurred.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for credit losses, loss contingencies, share-based compensations, useful lives and realizability of long-lived assets, deferred revenue and revenue recognition related to breakage, deferred franchise costs, calculation of ROU assets and liabilities related to leases, realizability of deferred tax assets, impairment of goodwill, intangible assets, other long-lived assets, and purchase price allocations and related valuations.
Recently Adopted Accounting Guidance and Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company adopted Topic 326 on December 31, 2021 and the adoption had no impact on the Company’s consolidated financial statements. The Company reviewed other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements upon future adoption.

Note 2:    Revenue Disclosures
Company-owned or Managed Clinics
The Company earns revenues from clinics that it owns and operates or manages throughout the United States. Revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing. Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed and in accordance with the Company’s breakage policy as discussed in Note 1, Revenue Recognition.
Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees
The Company currently franchises its concept across 36 states. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
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
•The Company is entitled to royalties and advertising fees based on a percentage of the franchisee's gross sales as defined in the franchise agreement. Royalty and advertising revenue are recognized when the franchisee's sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either what is considered a contract asset (unbilled receivable) or, once billed, accounts receivable, on the consolidated balance sheet.
•The Company is entitled to a software fee, which is charged monthly. The Company recognizes revenue related to software fees ratably on a straight-line basis over the term of the franchise agreement.
In determining the amount and timing of revenue from contracts with customers, the Company exercises significant judgment with respect to collectibility of the amount; however, the timing of recognition does not require significant judgment as it is based on either the franchise term or the reported sales of the franchisee, none of which require estimation. The Company believes its franchising arrangements do not contain a significant financing component.
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
Disaggregation of Revenue
The Company believes that the captions contained on the consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the years ended December 31, 2021 and 2020. Other revenues primarily consist of merchant income associated with credit card transactions.
Rollforward of Contract Liabilities and Contract Costs
Changes in the Company's contract liability for deferred franchise and regional development fees during the years ended December 31, 2021 and 2020 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2019	$15,107,276
Revenue recognized that was included in the contract liability at the beginning of the year	(2,977,604)
Net increase during the year ended December 31, 2020	4,374,442
Balance at December 31, 2020	$16,504,114
Revenue recognized that was included in the contract liability at the beginning of the year	(3,503,417)
Net increase during the year ended December 31, 2021	5,650,116
Balance at December 31, 2021	$18,650,813

The Company's deferred franchise and development costs represent capitalized sales commissions. Changes during the years ended December 31, 2021 and 2020 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2019	$4,392,733
Recognized as cost of revenue during the year	(850,912)
Net increase during the year ended December 31, 2020	1,696,486
Balance at December 31, 2020	$5,238,307
Recognized as cost of revenue during the year	(1,099,892)
Net increase during the year ended December 31, 2021	2,361,592
Balance at December 31, 2021	$6,500,007
The following table illustrates revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2021:

Contract liabilities expected to be recognized in	Amount
2022	$3,191,892
2023	2,881,296
2024	2,419,922
2025	2,220,200
2026	2,114,736
Thereafter	5,822,767
Total	$18,650,813

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
The allocation of the purchase price was as follows:

Property and equipment	$4,928
Operating lease right-of-use asset	651,197
Intangible assets	1,579,500
Total assets acquired	2,235,625
Goodwill	459,599
Deferred revenue	(123,976)
Operating lease liability - current portion	(49,303)
Operating lease liability - net of current portion	(626,362)
Net purchase consideration	$1,895,583

Intangible assets in the table above consist of re-acquired franchise rights of $1,376,400 amortized over an estimated useful lives of eight to nine years and customer relationships of $203,100 amortized over an estimated useful life of three years. The fair value of re-acquired franchise rights are estimated using the multi-period excess earnings method. The multi-period excess earnings method model estimates revenues and cash flows derived from the primary asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as assembled workforce and working capital that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the primary asset acquired, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. Customer relationships are also calculated using the multi-period excess earnings method.

Goodwill represents the excess of the purchase consideration over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included synergies and benefits expected to be gained from leveraging the Company’s existing operations and infrastructures, as well as the expected associated revenue and cash flow projections. Goodwill has been allocated to the Company’s Corporate Clinics segment based on such expected benefits. Goodwill related to the acquisition is expected to be deductible for income tax purposes over 15 years. The Company finalized the purchase price allocation during the fourth quarter of 2021.

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

On November 1, 2021, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller four operating franchises in North Carolina (collectively, including the April 1st purchase, the “NC Clinics Purchase”). The Company operates the franchises as company-managed clinics. The total purchase price for the transaction was $1,272,107, less $46,681 of net deferred revenue, resulting in total purchase consideration of $1,225,426.

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
The allocation of the purchase price for the six North Carolina clinics on April 1, 2021, was as follows:

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

The allocation of the purchase price for the four North Carolina clinics on November 1, 2021, was as follows:

Property and equipment	$252,631
Operating lease right-of-use asset	1,341,482
Intangible assets	1,092,341
Total assets acquired	2,686,454
Deferred revenue	(144,383)
Operating lease liability - current portion	(135,784)
Operating lease liability - net of current portion	(1,180,861)
Net purchase consideration	$1,225,426
Intangible assets in the table above primarily consist of reacquired franchise rights of $977,244 amortized over an estimated useful lives of four to nine years and customer relationships of $55,786 amortized over an estimated useful life of two years.
Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma consolidated income statements for the years ended December 31, 2021 and 2020, for all 2021 acquisitions, as if both the AZ Clinics Purchase (which has been accounted for as a business combination) and the NC Clinics Purchase (which has been accounted for as an asset purchase) in 2021 had been completed on January 1, 2020.

	Year Ended December 31,
	2021	2020
Revenues, net	$81,916,577	$59,685,319
Net income	6,481,836	12,965,799

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the purchases had taken place on January 1, 2020 or of results that may occur in the future. For 2021, this information includes actual data recorded in the Company’s consolidated financial statements for the period subsequent to the date of the acquisition.

The Company’s consolidated income statements for the year ended December 31, 2021 include net revenue and net income of the acquired clinics in Arizona and North Carolina as follows:

Year Ended December 31,
2021
Revenues, net	$3,175,914
Net income	736,714

Note 4:    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2021	2020
Office and computer equipment	$3,704,425	$2,194,348
Leasehold improvements	13,457,765	8,391,675
Internally developed software	5,044,339	1,193,007
Finance lease assets	267,252	282,027
	22,473,780	12,061,057
Accumulated depreciation and amortization	(9,184,932)	(6,890,837)
	13,288,847	5,170,220
Construction in progress	1,100,099	3,577,149
Property and Equipment, net	$14,388,946	$8,747,369
Depreciation expense was $2,329,697 and $1,212,683 for the years ended December 31, 2021 and 2020, respectively.
Amortization expense related to finance lease assets was $85,300 and $67,874 for the years ended December 31, 2021 and 2020, respectively.
Construction in progress at December 31, 2021 principally related to development and construction costs for the Company-owned or managed clinics. Construction in progress at December 31, 2020 principally relate to development costs for software used by clinics for operations and by the Company for the management of operations.
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
As of December 31, 2021, and 2020, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
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

During the year ended December 31, 2021, certain operating lease right-of-use assets related to closed clinics with a total carrying amount of $0.5 million were written down to their fair value of $0.4 million. Fair value of the Company's operating lease right-of-use assets was determined based on the discounted cash flows of the estimated market rents. As a result, the

Company recorded a noncash impairment loss of approximately $0.1 million during the year ended December 31, 2021. No impairments of long-lived assets were recorded for the year ended December 31, 2020.
Note 6:    Intangible Assets and Goodwill
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

During 2021, the Company recognized $3,548,971, $1,251,031, and $59,311 of reacquired franchise rights, customer relationships, and assembled workforce, respectively, from the acquisitions (reference Note 3).
Intangible assets consisted of the following:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$6,795,865	$3,153,037	$3,642,828
Customer relationships	2,603,006	1,587,443	1,015,563
Reacquired development rights	4,406,221	3,715,594	690,627
Assembled workforce	59,311	4,939	54,372
	$13,864,403	$8,461,013	$5,403,390

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$3,246,894	$2,107,730	$1,139,164
Customer relationships	1,351,975	1,130,800	221,175
Reacquired development rights	3,053,201	1,548,534	1,504,667
	$7,652,070	$4,787,064	$2,865,006

The following is the weighted average amortization period for the Company's intangible assets:

Amortization (Years)
Reacquired franchise rights	5.8
Customer relationships	2.5
Reacquired development rights	3.3
Assembled workforce	2.0
All intangible assets	4.4
Amortization expense related to the Company’s intangible assets was $3,673,950 and $1,453,905 for the years ended December 31, 2021 and 2020, respectively.

Estimated amortization expense for 2022 and subsequent years is as follows:

2022	$2,269,517
2023	1,205,732
2024	637,945
2025	357,842
2026	258,438
Thereafter	673,916
Total	$5,403,390

The changes in the carrying amount of goodwill were as follows:

Corporate Clinic Segment
Balance as of December 31, 2020
Goodwill, gross	$4,680,598
Accumulated impairment losses	(54,994)
Goodwill, net	4,625,604
2021 acquisition	459,599
Balance as of December 31, 2021
Goodwill, gross	5,140,197
Accumulated impairment losses	(54,994)
Goodwill, net	$5,085,203

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
On March 18, 2020, the Company drew down $2,000,000 under the Revolver as a precautionary measure in order to further strengthen its cash position and provide financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 outbreak. As of December 31, 2021, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement, and the full $2,000,000 remains outstanding as of December 31, 2021. The interest rate on funds borrowed under the Revolver as of December 31, 2021 was 2.25%.
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
Note 8:     Stock-Based Compensation
The Company grants stock-based awards under its 2014 Incentive Stock Plan (the “2014 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

The Company may grant the following types of incentive awards under the 2014 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2014 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, and such other terms and conditions as the plan committee determines. Awards granted under the 2014 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s consolidated balance sheets. Through December 31, 2021, the Company has granted under the 2014 Plan (i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stocks. There were no stock appreciation rights and restricted stock units granted under the 2014 Plan as of December 31, 2021.
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

The Company has computed the fair value of all options granted using the Black-Scholes-Merton model during the years ended December 31, 2021 and 2020, using the following assumptions:

	Year Ended December 31,
	2021	2020
Expected volatility	57%	53% to 58%
Expected dividends	None	None
Expected term (years)	7	7
Risk-free rate	0.97% to 1.27%	0.42% to 1.65%
The information below summarizes the stock options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	949,245	$5.19	6.5
Granted at market price	111,158	14.76
Exercised	(224,802)	4.49		$3,234,018
Cancelled	—	—
Outstanding at December 31, 2020	835,601	$6.65	6.6	$16,153,117
Granted at market price	48,192	47.01
Exercised	(260,044)	5.84		$15,244,054
Cancelled	(28,660)	18.17
Outstanding at December 31, 2021	595,089	$9.72	5.9	$33,336,794
Exercisable at December 31, 2021	422,850	$5.08	5.0	$25,629,374
Vested and expected to vest at December 31, 2021	585,703	$9.45	5.8	$32,962,812
The weighted-average grant-date fair value of the Company's stock options granted during 2021 and 2020 was $26.40 and $7.88, respectively.
The aggregate fair value of the Company's stock options vested during 2021 and 2020 was $481,404 and $427,263, respectively.
The Company recognizes compensation costs ratably over the period of service using the straight-line method. Forfeitures are estimated based on historical and forecasted turnover, which is approximately 5%. For the years ended December 31, 2021 and 2020, stock-based compensation expense for stock options was $625,291 and $517,431, respectively.
Unrecognized stock-based compensation expense for stock options as of December 31, 2021 was $1,459,789, which is expected to be recognized ratably over the next 2.7 years.
Restricted Stock
Restricted stock awards granted to employees generally vest in four equal annual installments. Restricted stock awards granted to non-employee directors vest on the earlier of (i) one year from the grant date and (ii) the date of the next annual meeting of the shareholders of the Company occurring after the date of grant.

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2020	45,595	$13.13
Granted	10,010	58.25
Vested	(26,143)	13.61
Cancelled	(1,742)	20.63
Non-vested at December 31, 2021	27,720	$28.51
For the years ended December 31, 2021 and 2020, stock-based compensation expense for restricted stock was $430,724 and $368,544, respectively. Unrecognized stock-based compensation expense for restricted stock awards as of December 31, 2021 was $496,760 to be recognized ratably over two years.
Tax Benefits
Net income for 2021 and 2020 included pre-tax expense related to stock based compensation of $1.1 million and $0.9 million, respectively.  The company recognized income tax benefits of $3.3 million and $0.4 million from the exercises of stock options and restricted stock awards, for 2021 and 2020, respectively.

Note 9:    Income Taxes
Income tax benefit reported in the consolidated income statements is comprised of the following:

	December 31,
	2021	2020
Current provision:
Federal	$—	$—
State, net of state tax credits	(46,031)	342,832
Total current (benefit) provision	(46,031)	342,832
Deferred benefit:
Federal	(969,628)	(6,074,433)
State	(277,570)	(2,023,061)
Total deferred (benefit)	(1,247,198)	(8,097,494)
Total income tax (benefit)	$(1,293,229)	$(7,754,662)

The following are the components of the Company’s deferred tax assets (liabilities) for federal and state income taxes:

	December 31,
	2021	2020
Deferred income tax assets:
Accrued expenses	$938,916	$697,411
Deferred revenue	4,546,130	5,103,496
Lease liability	5,839,233	3,696,955
Goodwill - component 2	53,946	51,536
Nonqualified stock options	255,921	249,127
Net operating loss carryforwards	4,210,605	1,995,293
Tax credits	35,850	35,850
Intangibles	1,719,484	890,440
Total deferred income tax assets	17,600,085	12,720,108
Deferred income tax liabilities:
Lease right-of-use asset	(5,022,052)	(3,153,951)
Deferred franchise costs	(122,431)	(291,915)
Goodwill - component 1	(405,964)	(321,967)
Asset basis difference related to property and equipment	(1,902,389)	(256,487)
Restricted stock compensation	(98,958)	(68,703)
Total deferred income tax liabilities	(7,551,794)	(4,093,023)
Valuation allowance	(859,657)	(685,650)
Net deferred tax asset	$9,188,634	$7,941,435

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

The Joint Corp., without the VIE, has federal net operating loss carryforwards of $17.1 million and $7.7 million as of December 31, 2021 and 2020, respectively. $11.1 million of the federal net operating loss is subject to a 20 year carryforward, with a portion beginning to expire in 2036. $6.0 million of the federal net operating loss has an indefinite carryforward period.

The Joint Corp., without the VIE, has various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating loss carryforwards are not utilized, they will begin to expire in 2025.

The Joint Corp. has research and development credits of $14,229 that will begin to expire in 2031 and $21,621 California AMT credits that do not expire.

The VIEs have net operating loss carryforwards of $29.4 million and $28.5 million as of December 31, 2021 and 2020, respectively. $17.3 million of the federal net operating loss is subject to a 20 year carryforward, with a portion beginning to expire in 2036. $12.1 million of the federal net operating loss has an indefinite carryforward period. The VIEs have various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating loss carryforwards are not utilized, they will begin to expire in 2036. These federal and state net operating loss carryforwards are reserved with a full valuation allowance because, based on the available evidence and due to the structures of the management service agreements, the Company believes it is more likely than not that the Company would not be able to utilize those deferred tax assets in the future. Since the VIEs are separate legal entities and do not file consolidated tax returns with The Joint Corp, the net operating losses from the VIEs cannot offset income from The Joint Corp or vice versa.
The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income, compared to the income tax benefit in the consolidated income statements:

	For the Years Ended December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Expected federal tax expense	$1,109,334	21.0%	$1,136,657	21.0%
State tax provision, net of federal benefit	(382,181)	(7.2)%	277,401	5.1%
Change in valuation allowance	174,008	3.3%	(8,877,736)	(164.0)%
Other permanent differences	311,360	5.9%	123,913	2.3%
Stock compensation	(2,519,083)	(47.7)%	(398,007)	(7.4)%
Other adjustments	13,333	0.3%	(16,890)	(0.3)%
Benefit	$(1,293,229)	(24.4)%	$(7,754,662)	(143.3)%
Changes in the Company's income tax benefit relate primarily to the release of valuation allowance in 2020, as well as changes in pre-tax income during the year ended December 31, 2021, as compared to year ended December 31, 2020. For the years ended December 31, 2021 and December 31, 2020, effective tax rates were (24.5)% and (143.3)%, respectively. The difference between the statutory federal income tax rate and the Company's effective tax rate was primarily due to state taxes, the valuation allowance (for 2020), and stock-based compensation.
For the years ended December 31, 2021 and December 31, 2020, the Company had no uncertain tax positions or interest and penalties related to uncertain tax positions. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses, if any.
With exceptions due to the generation and utilization of net operating losses or credits, as of December 31, 2021, the Company is no longer subject to federal and state examinations by taxing authorities for tax years before 2018 and 2017, respectively.

Note 10:     Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the years ended December 31, 2021 and December 31, 2020:

		Years Ended December 31,
	Line Item in the Company’s Consolidated Income Statements	2021	2020
Finance lease costs:
Amortization of assets	Depreciation and amortization	$85,300	$67,874
Interest on lease liabilities	Other expense, net	9,012	11,575
Total finance lease costs		$94,312	$79,449
Operating lease costs	General and administrative expenses	$4,590,571	$3,552,395
Total lease costs		$4,684,883	$3,631,844

Supplemental information and balance sheet location related to leases is as follows:

	Years Ended December 31,
	2021	2020
Operating Leases:
Operating lease right-of -use asset	$18,425,914	$11,581,435
Operating lease liability, current portion	$4,613,843	$2,918,140
Operating lease liability, net of current portion	16,872,093	10,632,672
Total operating lease liability	$21,485,936	$13,550,812
Finance Leases:
Property and equipment, at cost	$267,252	$282,027
Less accumulated amortization	(147,937)	(92,549)
Property and equipment, net	$119,315	$189,478

Finance lease liability, current portion	$49,855	$70,507
Finance lease liability, net of current portion	87,939	132,469
Total finance lease liabilities	$137,794	$202,976

Weighted average remaining lease term (in years):
Operating leases	5.4	4.7
Finance lease	3.6	4.1

Weighted average discount rate:
Operating leases	4.6%	8.5%
Finance leases	4.8%	5.3%
Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
	2021	2020

Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$4,484,737	$3,462,848
Operating cash flows from finance leases	9,012	11,575
Financing cash flows from finance leases	80,322	57,097

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	10,007,188	1,869,080
Finance lease	15,140	201,423

Maturities of lease liabilities as of December 31, 2021 are as follows:

	Operating Leases	Finance Lease
2022	$5,461,181	$54,371
2023	4,804,873	27,600
2024	4,289,146	27,600
2025	3,852,159	27,600
2026	2,002,135	11,500
Thereafter	3,657,317	—
Total lease payments	24,066,811	148,671
Less: Imputed interest	(2,580,875)	(10,877)
Total lease obligations	21,485,936	137,794
Less: Current obligations	(4,613,843)	(49,855)
Long-term lease obligation	$16,872,093	$87,939
During the fourth quarter of 2021, the Company entered into various operating leases for its new corporate clinics' spaces that have not yet commenced. These leases are expected to result in additional ROU asset and liability of approximately $1.8 million. These leases are expected to commence during the first quarter of 2022, with lease terms of five to ten years.
Litigation
In the normal course of business, the Company is party to litigation and claims from time to time. The Company maintains insurance to cover certain litigation and claims. In June 2021, the Company received a draft complaint from an employee, claiming that the Company had vicarious and other liability with respect to alleged wrongful acts committed by a former employee. In February 2022, the claim was settled for a total of $750,000. The settlement liability accrual of $750,000 is included in accrued expenses in its consolidated balance sheet as of December 31, 2021 and in general and administrative expenses in its consolidated income statement for the year ended December 31, 2021. The Company also recorded a $250,000 insurance recovery asset associated with the settlement. This insurance recovery was recognized as a reduction of general and administrative expenses in its consolidated income statement for the year ended December 31, 2021.
Note 11: Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.
The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of December 31, 2021, the Company operated or managed 96 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of December 31, 2021, the franchise system consisted of 610 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.
The tables below present financial information for the Company’s two operating business segments.

	Year Ended December 31,
	2021	2020
Revenues:
Corporate clinics	$44,348,234	$31,757,207
Franchise operations	36,511,419	26,925,769
Total revenues	$80,859,653	$58,682,976

Depreciation and amortization:
Corporate clinics	$5,446,663	$2,503,181
Franchise operations	334,945	—
Corporate administration	307,339	231,281
Total depreciation and amortization	$6,088,947	$2,734,462

Segment operating income:
Corporate clinics	$4,432,872	$4,508,990
Franchise operations	16,706,643	12,561,278
Total segment operating income	$21,139,515	$17,070,268

Reconciliation of total segment operating income to consolidated earnings before income taxes:
Total segment operating income	$21,139,515	$17,070,268
Unallocated corporate	(15,787,096)	(11,578,138)
Consolidated income from operations	5,352,419	5,492,130
Bargain purchase gain	—	—
Other (expense), net	(69,878)	(79,478)
Income before income tax expense	$5,282,541	$5,412,652

	December 31, 2021	December 31, 2020
Segment assets:
Corporate clinics	$40,722,898	$24,928,311
Franchise operations	12,593,912	9,957,097
Total segment assets	$53,316,810	$34,885,408

		(As Revised)
Unallocated cash and cash equivalents and restricted cash	$19,912,338	$20,819,629
Unallocated property and equipment	857,176	1,063,815
Other unallocated assets	11,367,885	9,110,515
Total assets	$85,454,209	$65,879,367
“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.

Note 12:     Other Comments
COVID-19 Update
The COVID-19 outbreak continues to be fluid, and the extent to which the pandemic will impact the Company's business remains uncertain. The Company's 2020 revenue and earnings were negatively impacted compared to its pre-COVID-19 pandemic expectations, and the pandemic may have a negative impact on the Company's revenue and net income in 2022. Public health officials and medical professionals have warned that a resurgence of COVID-19 cases may continue, particularly if vaccination rates do not increase or if additional potent variants emerge, which may impact the general economic recovery. The ongoing economic impacts and health concerns associated with the pandemic may continue to affect patient behavior and spending levels and could result in reduced visits and patient spending trends that adversely impact the Company's financial position and results of operations. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state, or local authorities, or that it determines are in the best interests of its employees and patients.

Note 13: Related Party Transaction

Between January 2019 and April 2019, the Company sold three franchise licenses to three entities owned by Cowboy Chiro LLC (collectively, the “Entities”) at $29,900 each (which reflects the $10,000 multi-unit discount per the Franchise Disclosure Document, as one or more equity owner of the Entities has purchased a license previously). Glenn Krevlin, the Company’s director, was a minority owner of the Entities, owning a 29.75% interest. In December 2021, Mr. Krevlin sold all of his interests in the Entities. The transaction involved terms no less favorable to the Company than those that would have been obtained in the absence of such affiliation.
Activity with the Entities is summarized below:

	For the Year Ended December 31,
	2021	2020
Royalty fees	$100,243	$52,364
Franchise fees	8,970	8,995
Advertising fund revenue	28,641	14,961
Software fees	21,564	21,564
Total revenue from related parties	$159,418	$97,884

Note 14: Subsequent Event

On February 28, 2022, the Company entered into an amendment to its Credit Facilities (as amended, the “2022 Credit Facility”) with the Lender. Under the 2022 Credit Facility, the Revolver increases to $20,000,000 (from $2,000,000), the portion of the Revolver available for letters of credit increases to $5,000,000 (from $1,000,000), the uncommitted additional amount increases to $30,000,000 (from $2,500,000) and the developmental line of credit of $5,500,000 terminates. The Revolver will be used for working capital needs, general corporate purposes and for acquisitions, development and capital improvement uses.

At the option of the Company, new borrowings under the Revolver bear interest at: (i) the adjusted SOFR rate, plus 0.10%, plus 1.75%, payable on the last day of the selected interest period of one, three or six months, and on the three month anniversary of the beginning of any six month interest period, if applicable; or (ii) an Alternative Base Rate (ABR), plus 1.00%, payable monthly. The ABR is the greatest of: (A) the prime rate (as published by the Wall Street Journal), (B) the Federal Reserve Bank of New York rate, plus 0.5%, and (C) the adjusted one-month term SOFR rate. Amounts outstanding under the Revolver on February 28, 2022 will continue to bear interest at the rate selected under the Credit Facilities prior to the amendment until the last day of the interest period in effect, at which time, if not repaid, the amounts outstanding under the Revolver will bear interest at the 2022 Credit Facility rate. As a result of this refinance, $2,000,000 of current maturity of long-

term debt has been reclassified to long-term as of December 31, 2021. The 2022 Credit Facility will terminate and all principal and interest will become due and payable on the fifth anniversary of the amendment (February 28, 2027).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

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

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework (2013 Framework). Based on this assessment, Management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, due to the fact that material weaknesses exist at December 31, 2021, as discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in internal control related to: (i) risk assessment and scoping – we did not effectively design and maintain controls in response to the risks of material misstatement. Specifically, the design of existing controls or the implementation of new controls has not been sufficient to respond to the risks of material misstatement related to the incremental borrowing rate for our leases, deferred costs and related expenses, other revenues, breakage revenue, intangible asset amortization, determination of reporting units, reassessment of our VIEs, stock option exercises, and the accuracy and completeness of certain financial statements; (ii) segregation of duties - we did not design and maintain effective controls such that all accounting duties are sufficiently segregated within the our business processes and certain financial applications. Specifically, we failed to have the appropriate Company personnel monitor users with administrative access to certain financial applications and data, and we did not design and maintain effective controls such that all accounting duties are sufficiently segregated; (iii) accounting related to significant complex accounting areas- we did not design and maintain effective controls over the accounting of complex accounting areas, including taxes and business combination and asset acquisition transactions.

Specifically, we failed to properly design controls to appropriately review the accuracy and completeness of inputs provided to and outputs provided by third-party service providers, and we failed to consistently memorialize accounting treatment conclusions for acquisitions; and (iv) accounting related to revenue recognition and leases – we did not design and maintain effective controls over the proper accounting treatment for certain revenue streams and leases. Specifically, we failed to properly design controls to appropriately determine the proper accounting treatment for certain revenue streams and leases.

Following identification of the material weaknesses and prior to filing this Form 10-K, we completed substantive procedures for the year ended December 31, 2021. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. BDO, USA, LLP has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.

Our internal control over financial reporting as of December 31, 2021 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) enhancing the annual risk assessment, (ii) implementing new internal controls, (iii) removing administrative access to the financial reporting and accounting system for all accounting personnel, and (iv) modifying internal controls to address completeness of documentations on revenue recognition and adoptions of the revenue and the lease accounting standards. We believe that these actions will remediate the material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of the material weaknesses will be completed during fiscal 2022, and we plan to monitor these changes throughout the year to ensure that new controls are operating effectively.

Changes in Internal Controls over Financial Reporting
Other than the material weaknesses in our internal control over financial reporting described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Joint Corp.
Scottsdale, Arizona

Opinion on Internal Control over Financial Reporting

We have audited The Joint Corp’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as “the financial statements”) and our report dated March 11, 2022 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain controls over (i) risk assessment and scoping of internal controls over financial reporting; (ii) segregation of duties over business processes and certain financial applications; (iii) complex accounting areas including taxes and business combination and asset acquisition transactions and (iv) accounting related to revenue recognition and leases has been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated March 11, 2022 on those financial statements.

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
/s/ BDO USA, LLP
Phoenix, Arizona

March 11, 2022

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, and is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

The Board of Directors adopted a written policy requiring certain transactions with related persons to be approved by the Audit Committee. A related person includes any director or executive officer, 5% or greater stockholders, or the immediate family members of the foregoing for purposes of this policy. The transactions subject to review include any transaction, arrangement or relationship (or any series of similar transactions, arrangements and relationships) in which (i) we or one of our subsidiaries will be a participant, (ii) the aggregate amount involved exceeds $120,000 (which threshold amount was previously $100,000 in an earlier policy replaced by the current policy adopted in November 2021), and (iii) a related person will have a direct or indirect material interest. In reviewing any such transactions, the Audit Committee will consider all of the relevant facts and circumstances, including the benefits to us, of the proposed transaction, the effect of the proposed transaction on the director’s independence (if the related person is a director), the materiality and character of the related person’s interest, the availability and opportunity costs of other sources for comparable products or services, the terms of the proposed transaction, and whether those terms are comparable to the terms available to an unrelated third-person or to employees generally. A related person transaction will be approved or ratified if, after considering all relevant factors, it is determined in good faith that the transaction is not inconsistent with our best interests or our stockholders. Under the policy, any director who has an interest in a related person transaction will recuse himself or herself from any formal action with respect to the transaction.

Related Person Transactions

In December 2020, we sold two franchise licenses at $39,900 and $29,900 each (which reflects the $10,000 multi-unit discount for the second license per the Franchise Disclosure Document) to Marshall Gramm, who is a family member of the Managing Partner of Bandera Partners LLC. Bandera Partners LLC was a beneficial holder of more than 5% of our outstanding common stock (which decreased to 1.6% as of December 31, 2021). The transaction involved terms no less favorable to us than those that would have been obtained in the absence of such affiliation. Although we have no way of estimating the aggregate amount of franchise fees, royalties, advertising fund fees, IT related income and computer software fees that Mr. Gramm will pay over the life of the franchise licenses, Mr. Gramm is subject to such fees under the same terms and conditions as all other franchisees. Mr. Gramm paid $11,046 in 2021 for such royalties and other fees.

Between January 2019 and April 2019, we sold three franchise licenses to three entities owned by Cowboy Chiro LLC (collectively, the “Entities”) at $29,900 each (which reflects the $10,000 multi-unit discount per the Franchise Disclosure Document, as one or more equity owners of the Entities had purchased a license previously). Glenn Krevlin, our director, was a minority owner of the Entities, owning a 29.75% interest. The transactions involved terms no less favorable to us than those that would have been obtained in the absence of such affiliation. The terms included provisions requiring the payment of franchise fees, royalties, advertising fund fees, IT-related fees and computer software fees to be paid over the life of the franchise licenses under the same terms and conditions as all other franchisees. The Entities paid $159,418 in 2021 and $97,884 in 2020 for such royalties and other fees. In December 2021, Mr. Krevlin sold all of his interests in the Entities. We elected to disclose the transactions, notwithstanding our determination that Mr. Krevlin did not have a material interest in the transactions, pursuant to the analysis described in the “Director Independence” section below.

Director Independence

The Board has determined that each of our non-employee directors, Matthew E. Rubel, James H. Amos, Jr., Ronald V. DaVella, Suzanne M. Decker, Abe Hong, and Glenn J. Krevlin, are independent in accordance with the listing standards of the Nasdaq Stock Market and SEC rules. The Board has further determined that all members of the Audit Committee, Nominating and Governance Committee, and Compensation Committee are independent in accordance with the listing standards of the Nasdaq Stock Market and SEC rules applicable to such committees. Peter D. Holt, a director, is not independent due to his relationship with us as President and Chief Executive Officer. In assessing the independence of Mr. Krevlin in light of the Cowboy Chiro transactions disclosed in the “Related Person Transactions” section above, the Board determined that the transactions with Cowboy Chiro would not and did not impair Mr. Krevlin’s independence. This determination was based on the Board’s conclusion that the transactions were conducted at arm’s length in the ordinary course of business by each party to the transactions, that the amounts involved were immaterial to Mr. Krevlin and us because of their relatively small value compared to Mr. Krevlin’s other business interests and our overall activities respectively, and that the arrangements had no unique characteristics that could influence Mr. Krevlin’s impartial judgment as our director.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
(1)Financial Statements. The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.
(2)Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the consolidated financial statements or notes thereof.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1	333-198860	3.2	9/19/2014
3.2	Amended and Restated Bylaws of Registrant, plus amendments.	8-K	001-36724	3(ii).1	3/7/2016
3.3	Second Amended and Restated Bylaws of The Joint Corp.	8-K	001-36724	3.(II)1	8/9/2018
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36724	4.1	3/6/2020
10.1#	Form of Indemnification Agreement between Registrant and each of its directors and officers and related schedule.	S-1	333-198860	10.1	9/19/2014
10.2#	2012 Stock Plan.	S-1	333-198860	10.2	9/19/2014
10.3#	Amended and Restated 2014 Incentive Stock Plan.	S-1	333-207632	10.3	10/27/2015
10.4#	Amendment to Amended and Restated 2014 Incentive Stock Plan	10-K	001-36724	10.6	3/6/2020
10.5#	Amendment to Amended and Restated 2014 Incentive Stock Plan					X
10.6#	Form of Incentive Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.4	10/27/2015
10.7#	Form of Incentive Stock Option Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.1	4/3/2019
10.8#	2020 Amended Form of Incentive Stock Option Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.9	3/6/2020
10.9#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.5	10/27/2015
10.10#	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.2	4/3/2019
10.11#	Amended Form of Nonstatutory Stock Option Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.12	3/6/2020
10.12#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan for Article 7, Annual Option Grants.	S-1	333-207632	10.6	10/27/2015
10.13#	Form of Restricted Stock Award under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.54	3/9/2018
10.14#	2019 Amended Form of Restricted Stock Award Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.3	4/3/2019
10.15#	2020 Amended Form of Restricted Stock Award Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.16	3/6/2020
10.16#	Executive Short-Term Incentive Plan (amended January 25, 2021)	8-K	001-36724	10.1	1/27/2021
10.17#	Executive Short-Term Incentive Plan (amended May 2, 2021)	10-Q	001-36724	10.1	8/6/2021
10.18	Lease Agreement dated May 17, 2019 between Registrant and Terra Verde Owner LLC for Registrant’s office located at 16767 North Perimeter Drive, Suite 110, Scottsdale, Arizona 85260	10-K	001-36724	10.20	3/6/2020
10.19	Form of Registrant’s Regional Developer Franchise Disclosure Document - 2021					X

10.20	Form of Registrant’s Unit Franchise Disclosure Document - 2021					X
10.21	Form of Registrant’s Regional Developer License Agreement.	S-1	333-198860	10.14	9/19/2014
10.22	Form of Registrant’s Franchise Agreement.	S-1	333-198860	10.15	9/19/2014
10.23	Asset Purchase Agreement dated July 17, 2019, by and among The Joint Corp., TJ of Savannah – Twelve Oaks, LLC, a Georgia limited liability company, TJ of Pooler, LLC, a Georgia limited liability company, and TJ of Bluffton, LLC, a Georgia limited liability company , Robyn Meglin and Allen Meglin, as amended	8-K	001-36724	10.1	7/23/2019
10.24	Asset and Franchise Purchase Agreement, dated August 1, 2019, among the Company, RJJ, LLC a South Carolina limited liability company, Robin Willey and Judy Willey	8-K	001-36724	10.1	8/5/2019
10.25#	Employment Letter Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018	8-K	001-36724	10.1	11/8/2018
10.26#	Confidentiality, Noncompetition and Nonsolicitation Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018	8-K	001-36724	10.2	11/8/2018
10.27#	Amendment to Employment Letter Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018	10-K	001-36724	10.32	3/6/2020
10.28#	Employment Letter Agreement between The Joint Corp. and Peter Holt dated December 11, 2018	8-K	001-36724	10.1	12/6/2018
10.29#	Confidentiality, Noncompetition and Nonsolicitation Agreement between The Joint Corp. and Peter Holt dated December 11, 2018	10-K	001-36724	10.47	3/11/2019
10.30	Credit Agreement, dated as of February 28, 2020, among the Company, JPMorgan Chase Bank, N.A., as the Lender, and JPMorgan Chase Bank, N.A., as Administrative Agent and Sole Bookrunner and Sole Lead Arranger	8-K	001-36724	10.1	3/3/2020
10.31	Pledge and Security Agreement, dated as of February 28, 2020, among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-36724	10.2	3/3/2020
10.32	Term A Loan Note dated February 28, 2020	8-K	001-36724	10.3	3/3/2020
10.33	Revolving Loan Note dated February 28, 2020	8-K	001-36724	10.4	3/3/2020
10.34	Loan Note dated as of April 9, 2020	8-K	001-36724	10.1	4/15/2020
10.35	North Carolina Regional Developer License Purchase Agreement dated as of December 31, 2020 by and among the Company as purchaser, Wellness Incorporated, a North Carolina corporation as seller, and Paul Trindel as guarantor	10-K	001-36724	10.40	3/5/2021
10.36	Georgia Regional Developer License Purchase Agreement dated as of January 1, 2021 by and among the Company as purchaser, Midtown Health Solutions, Inc., a Georgia corporation as seller, and Dr. Patrick Greco as guarantor	10-K	001-36724	10.41	3/5/2021

21	List of subsidiaries of The Joint Corp.	S-1	333-198860	21.1	9/19/2014
23.1	Consent of Plante & Moran, PLLC					X
23.2	Consent of BDO USA, LLP					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
# Management contract or compensatory plan or arrangement
** Furnished, not filed
___________________
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2022.

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

Signature	Title	Date

/s/ Peter D. Holt	President, Chief Executive Officer and Director	March 11, 2022
Peter D. Holt	(Principal Executive Officer) and Director

/s/ Jake Singleton	Chief Financial Officer	March 11, 2022
Jake Singleton	(Principal Financial Officer)

/s/ Matthew E. Rubel	Lead Director	March 11, 2022
Matthew E. Rubel

/s/ James H. Amos, Jr.	Director	March 11, 2022
James H. Amos, Jr.

/s/ Ronald V. DaVella	Director	March 11, 2022
Ronald V. DaVella

/s/ Suzanne M. Decker	Director	March 11, 2022
Suzanne M. Decker

/s/ Abe Hong	Director	March 11, 2022
Abe Hong

/s/ Glenn J. Krevlin	Director	March 11, 2022
Glenn J. Krevlin