Form 10-Q
period 2022-03-31
JOINT Corp
filed 2022-05-06
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☑	Accelerated filer	☐

Non- accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of April 25, 2022, the registrant had 14,461,332 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$18,251,194	$19,526,119
Restricted cash	594,717	386,219
Accounts receivable, net	3,612,802	3,700,810
Deferred franchise and regional development costs, current portion	985,557	994,587
Prepaid expenses and other current assets	2,426,409	2,281,765
Total current assets	25,870,679	26,889,500
Property and equipment, net	14,880,942	14,388,946
Operating lease right-of-use asset	18,927,052	18,425,914
Deferred franchise and regional development costs, net of current portion	5,601,142	5,505,420
Intangible assets, net	4,829,941	5,403,390
Goodwill	5,085,203	5,085,203
Deferred tax assets	9,205,410	9,188,634
Deposits and other assets	662,080	567,202
Total assets	$85,062,449	$85,454,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,874,911	$1,705,568
Accrued expenses	1,644,709	1,809,460
Co-op funds liability	594,717	386,219
Payroll liabilities ($0.7 million and $0.4 million attributable to VIE)	2,383,977	3,906,317
Operating lease liability, current portion	4,872,292	4,613,843
Finance lease liability, current portion	34,479	49,855
Deferred franchise and regional developer fee revenue, current portion	3,130,856	3,191,892
Deferred revenue from company clinics ($3.6 million and $3.5 million attributable to VIE)	5,546,856	5,235,745
Other current liabilities	541,250	539,500
Total current liabilities	20,624,047	21,438,399
Operating lease liability, net of current portion	17,184,696	16,872,093
Finance lease liability, net of current portion	81,928	87,939
Debt under the Credit Agreement	2,000,000	2,000,000
Deferred franchise and regional developer fee revenue, net of current portion	15,410,136	15,458,921
Other liabilities	27,230	27,230
Total liabilities	55,328,037	55,884,582
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,493,049 shares issued and 14,461,332 shares outstanding as of March 31, 2022 and 14,451,355 shares issued and 14,419,712 outstanding as of December 31, 2021	14,492	14,450
Additional paid-in capital	44,273,294	43,900,157
Treasury stock 31,717 shares as of March 31, 2022 and 31,643 shares as of December 31, 2021, at cost	(853,436)	(850,838)
Accumulated deficit	(13,724,938)	(13,519,142)
Total The Joint Corp. stockholders' equity	29,709,412	29,544,627
Non-controlling Interest	25,000	25,000
Total equity	29,734,412	29,569,627
Total liabilities and stockholders' equity	$85,062,449	$85,454,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Revenues from company-owned or managed clinics	$12,606,999	$9,466,083
Royalty fees	6,008,932	4,769,246
Franchise fees	640,965	695,427
Advertising fund revenue	1,710,717	1,374,741
Software fees	956,998	760,537
Regional developer fees	201,787	217,956
Other revenues	312,140	263,975
Total revenues	22,438,538	17,547,965
Cost of revenues:
Franchise and regional development cost of revenues	2,002,813	1,624,572
IT cost of revenues	309,958	140,745
Total cost of revenues	2,312,771	1,765,317
Selling and marketing expenses	3,287,488	2,489,279
Depreciation and amortization	1,629,176	1,169,866
General and administrative expenses	15,378,623	10,087,060
Total selling, general and administrative expenses	20,295,287	13,746,205
Net loss on disposition or impairment	6,906	64,767
(Loss) income from operations	(176,426)	1,971,676
Other expense, net	(16,147)	(21,537)
(Loss) income before income tax benefit	(192,573)	1,950,139
Income tax expense (benefit)	13,224	(364,148)
Net (loss) income	$(205,797)	$2,314,287
Earnings per share:
Basic (loss) earnings per share	$(0.01)	$0.16
Diluted (loss) earnings per share	$(0.01)	$0.16
Basic weighted average shares	14,432,652	14,178,542
Diluted weighted average shares	14,432,652	14,854,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2021	14,451,355	$14,450	$43,900,157	31,643	$(850,838)	$(13,519,141)	$29,544,628	$25,000	$29,569,628
Stock-based compensation expense	—	—	323,556	—	—	—	323,556	—	323,556
Issuance of restricted stock	36,722	37	(37)	—	—	—	—	—	—
Exercise of stock options	4,972	5	49,618	—	—	—	49,623	—	49,623
Purchases of treasury stock under employee stock plans	—	—	—	74	(2,598)	—	(2,598)	—	(2,598)
Net loss	—	—	—	—	—	(205,797)	(205,797)	—	(205,797)
Balances, March 31, 2022 (unaudited)	14,493,049	$14,492	$44,273,294	31,717	$(853,436)	$(13,724,938)	$29,709,412	$25,000	$29,734,412

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total
Balances, December 31, 2020, as revised	14,174,237	$14,174	$41,350,001	17,167	$(143,111)	$(20,094,912)	$21,126,152	$100	$21,126,252
Stock-based compensation expense	—	—	246,494	—	—	—	246,494	—	246,494
Issuance of restricted stock	7,879	8	(8)	—	—	—	—	—	—
Exercise of stock options	105,995	106	620,670	—	—	—	620,776	—	620,776
Purchases of treasury stock under employee stock plans	—	—	—	13,619	(618,154)	—	(618,154)	—	(618,154)
Net income	—	—	—	—	—	2,314,287	2,314,287	—	2,314,287
Balances, March 31, 2021, as revised (unaudited)	14,288,111	$14,288	$42,217,157	30,786	$(761,265)	$(17,780,625)	$23,689,555	$100	$23,689,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(205,797)	$2,314,287
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,629,176	1,169,866
Net loss on disposition or impairment (non-cash portion)	6,906	99,022
Net franchise fees recognized upon termination of franchise agreements	—	(69,702)
Deferred income taxes	(16,776)	(418,810)
Stock based compensation expense	323,556	246,494
Changes in operating assets and liabilities:
Accounts receivable	88,008	(442,008)
Prepaid expenses and other current assets	(144,644)	(384,377)
Deferred franchise costs	(86,692)	(204,112)
Deposits and other assets	(94,878)	(3,313)
Accounts payable	59,461	(443,463)
Accrued expenses	(164,751)	60,493
Payroll liabilities	(1,522,340)	(217,020)
Deferred revenue	296,487	329,383
Other liabilities	280,162	234,708
Net cash provided by operating activities	447,878	2,271,448

Cash flows from investing activities:
Purchase of property and equipment	(1,289,943)	(951,641)
Reacquisition and termination of regional developer rights	(250,000)	(1,388,700)
Net cash used in investing activities	(1,539,943)	(2,340,341)

Cash flows from financing activities:
Payments of finance lease obligation	(21,387)	(18,238)
Purchases of treasury stock under employee stock plans	(2,598)	(618,154)
Proceeds from exercise of stock options	49,623	620,776
Repayment of debt under the Paycheck Protection Program	—	(2,727,970)
Net cash provided by (used in) financing activities	25,638	(2,743,586)

Decrease in cash, cash equivalents and restricted cash	(1,066,427)	(2,812,479)
Cash, cash equivalents and restricted cash, beginning of period	19,912,338	20,819,629
Cash, cash equivalents and restricted cash, end of period	$18,845,911	$18,007,150

Reconciliation of cash, cash equivalents and restricted cash:	March 31, 2022	March 31, 2021
Cash and cash equivalents	$18,251,194	$17,834,526
Restricted cash	594,717	172,624
	$18,845,911	$18,007,150

During the three months ended March 31, 2022 and 2021, cash paid for income taxes was $0 for both periods. During the three months ended March 31, 2022 and 2021, cash paid for interest was $11,250 and $35,533, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosure of non-cash activity:
As of March 31, 2022, accounts payable included property and equipment purchases of $109,882. As of December 31, 2021, accounts payable and accrued expenses included property and equipment purchases of $158,293, and $152,501, respectively.
In connection with the Company’s reacquisition and termination of regional developer rights during the three months ended March 31, 2022, the Company had deferred revenue of $95,197, representing fees collected upon the execution of the regional developer agreement. The Company netted this amount against the aggregate purchase price.
In connection with the Company’s reacquisition and termination of regional developer rights during the three months ended March 31, 2021, the Company had deferred revenue of $35,679, representing fees collected upon the execution of the regional developer agreement. The Company netted this amount against the aggregate purchase price.
As of March 31, 2022 and March 31, 2021, the Company had $11,201 and $49,360 of expected proceeds from the exercise of stock options included in accounts receivable, respectively.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Such unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Form 10-K, which included all disclosures required by U.S. GAAP. The results of operations for the periods ended March 31, 2022 and 2021 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended March 31, 2022 and 2021 is unaudited.
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
Comprehensive Income

Net income and comprehensive income are the same for the three months ended March 31, 2022 and 2021.
Nature of Operations
The Joint Corp., a Delaware corporation, was formed on March 10, 2010 for the principal purpose of franchising and developing chiropractic clinics, selling regional developer rights, supporting the operations of franchised chiropractic clinics, and operating and managing corporate chiropractic clinics at locations throughout the United States of America. The franchising of chiropractic clinics is regulated by the Federal Trade Commission and various state authorities.
The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Franchised clinics:	2022	2021
Clinics open at beginning of period	610	515
Opened during the period	27	12
Sold during the period	—	—
Closed during the period	(1)	—
Clinics in operation at the end of the period	636	527

	Three Months Ended March 31,
Company-owned or managed clinics:	2022	2021
Clinics open at beginning of period	96	64
Opened during the period	4	1
Acquired during the period	—	—
Closed during the period	—	—
Clinics in operation at the end of the period	100	65

Total clinics in operation at the end of the period	736	592

Clinic licenses sold but not yet developed	239	223
Executed letters of intent for future clinic licenses	39	37
Variable Interest Entities
Certain states prohibit the “corporate practice of chiropractic,” which restricts business corporations from practicing chiropractic care by exercising control over clinical decisions by chiropractic doctors. In states which prohibit the corporate practice of chiropractic, the Company typically enters into long-term management agreements with professional corporations (“PCs”) that are owned by licensed chiropractic doctors, which, in turn, employ or contract with doctors who provide professional chiropractic care in its clinics. Under these management agreements with PCs, the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. The Company has entered into such management agreements with two PCs, including one in North Carolina, in connection with the acquisitions on April 1, 2021 and November 1, 2021. An entity deemed to be the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. In accordance with relevant accounting guidance, these PCs were determined to be VIEs. Such PCs are VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. Additionally, the Company has determined that it has the ability to direct the activities that most significantly impact the performance of these PCs and have an obligation to absorb losses or receive benefits which could potentially be significant to the PCs. Accordingly, the PCs are variable interest entities for which the Company is the primary beneficiary and are consolidated by the Company. The carrying amount of the VIEs’ assets and liabilities were immaterial as of March 31, 2022, and December 31, 2021, except for their payroll liability balances and amounts collected in advance for membership and wellness packages, which are recorded as deferred revenue. The VIEs’ payroll liability balances as of March 31, 2022, and December 31, 2021 were $0.7 million and $0.4 million, respectively. The VIE's deferred revenue liability balances as of March 31, 2022, and December 31, 2021 were $3.6 million and $3.5 million, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.
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
Accounts Receivable
Accounts receivable primarily represent amounts due from franchisees for royalty fees. The Company records an allowance for credit losses as a reduction to its accounts receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of the Company’s franchisees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions, as well as the Company’s expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2022 and December 31, 2021, the Company had an allowance for doubtful accounts of $0.
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
Property and Equipment
Property and equipment are stated at cost or for property acquired as part of franchise acquisitions at fair value at the date of closing. Depreciation is computed using the straight-line method over estimated useful lives, which is generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.
Capitalized Software
The Company capitalizes certain software development costs, including costs to implement cloud computing arrangements that is a service contract. These capitalized costs are primarily related to software used by clinics for operations and by the Company for the management of operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized as assets in progress until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Software developed is recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally three to five years. Implementation costs incurred in connection with a cloud computing arrangement that is a service contract are included in prepaid expenses in the Company’s consolidated balance sheets.
Leases
The Company leases property and equipment under operating and finance leases. The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio. The Company recognizes a right-of-use ("ROU") asset and lease liability for all leases. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at the Company’s sole discretion and, as such, the Company typically determines that exercise of these renewal options is not reasonably certain. As a result, the Company does not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the right-of-use asset and lease liability. When available, the Company uses the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of its leases. In such cases, the Company estimates its incremental borrowing rate as the interest rate it would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease, and in a similar economic environment. The Company estimates these rates using available evidence such as rates imposed by third-party lenders to the Company in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to the Company’s estimated creditworthiness.

For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased property are expensed as incurred and are also included in general and administrative expenses on the consolidated income statements.
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. During the three months ended March 31, 2021, certain operating lease right-of-use assets related to closed clinics with a total carrying amount of $0.5 million were written down to their fair value of $0.4 million. As a result, the Company recorded a noncash impairment loss of approximately $0.1 million during the three months ended March 31, 2021. No impairments of long-lived assets were recorded for the three months ended March 31, 2022.
Advertising Fund
The Company has established an advertising fund for national or regional marketing and advertising of services offered by its clinics. The monthly marketing fee is 2% of clinic sales. The Company segregates the marketing funds collected which are included in restricted cash on its consolidated balance sheets. As amounts are expended from the fund, the Company recognizes a related expense. Such costs are included in selling and marketing expenses on the consolidated income statements.
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
Revenues from Company-Owned or Managed Clinics. The Company earns revenues from clinics that it owns and operates or manages throughout the United States. Revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing. Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed. Any unused visits associated with monthly memberships are recognized on a month-to-month basis. The Company recognizes a contract liability (or a deferred revenue liability) related to the prepaid treatment plans for which the Company has an ongoing performance obligation. The Company derecognizes this contract liability, and recognizes revenue, as the patient consumes his or her visits related to the package and the Company transfers its services. If the Company determines that it is not subject to unclaimed property laws for the portion of wellness package that it does not expect to be redeemed (referred to as “breakage”) then it recognizes breakage revenue in proportion to the pattern of exercised rights by the patient.
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
Regional Developer Fees. The Company has a regional developer program where regional developers are granted an exclusive geographical territory and commit to a minimum development obligation within that defined territory. Regional developer fees paid to the Company are non-refundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. The Company’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services provided by the Company are highly interrelated with the development of the territory and the resulting franchise licenses sold by the regional developer and as such are considered to represent a single performance obligation. In addition, regional developers receive fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Initial fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur. This 3% fee is funded by the 7% royalties collected from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements. The company did not enter into any new regional developer agreements during the three months ended March 31, 2022.
Capitalized Sales Commissions. Sales commissions earned by the regional developers and the Company’s sales force are considered incremental and recoverable costs of obtaining a franchise agreement with a franchisee. These costs are deferred and then amortized as the respective franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $1,214,412 and $850,656 for the three months ended March 31, 2022, and 2021, respectively.
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
(Loss) Earnings per Common Share
Basic (loss) earnings per common share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per common share is computed by giving effect to all potentially dilutive common shares including restricted stock and stock options.

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(205,797)	$2,314,287

Weighted average common shares outstanding - basic	14,432,652	14,178,542
Effect of dilutive securities:
Unvested restricted stock and stock options	—	676,267
Weighted average common shares outstanding - diluted	14,432,652	14,854,809

Basic (loss) earnings per share	$(0.01)	$0.16
Diluted (loss) earnings per share	$(0.01)	$0.16
The following common stock equivalents were excluded from the computation of diluted (loss) earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
Weighted average dilutive securities:	2022	2021
Restricted stocks	7,447	1,698
Stock options	502,107	14,801
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
Loss Contingencies
ASC Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. The Company records an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, the Company provides additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on the Company. Legal costs to be incurred in connection with a loss contingency are expensed as such costs are incurred.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for credit losses, loss contingencies, share-based compensations, useful lives and realizability of long-lived assets, deferred revenue and revenue recognition related to breakage, deferred franchise costs, calculation of ROU assets and liabilities related to leases, realizability of deferred tax assets, impairment of goodwill, intangible assets, other long-lived assets, and purchase price allocations and related valuations.
Recent Accounting Pronouncements Adopted and Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company adopted Topic 326 on December 31, 2021 and the adoption had no impact on the Company’s consolidated financial statements. The Company reviewed other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements upon future adoption.
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
Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees
The Company currently franchises its concept across 36 states. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
The transaction price in a standard franchise arrangement primarily consists of (a) initial franchise fees; (b) continuing franchise fees (royalties); (c) advertising fees; and (d) software fees. The revenue accounting standard provides an exception for the recognition of sales-based royalties promised in exchange for a license (which otherwise requires reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price).
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
Capitalized Sales Commissions
Sales commissions earned by the regional developers and the Company’s sales force are considered incremental and recoverable costs of obtaining a franchise agreement with a franchisee. These costs are deferred and then amortized as the respective franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement.
Disaggregation of Revenue
The Company believes that the captions contained on the condensed consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the three months ended March 31, 2022 and 2021. Other revenues primarily consist of preferred vendor royalties associated with franchisees' credit card transactions.
Rollforward of Contract Liabilities and Contract Assets
Changes in the Company's contract liability for deferred franchise and regional development fees during the three months ended March 31, 2022 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2021	$18,650,813
Revenue recognized that was included in the contract liability at the beginning of the year	(833,633)
Net increase during the three months ended March 31, 2022	723,812
Balance at March 31, 2022	$18,540,992
The Company's deferred franchise and development costs represent capitalized sales commissions. Changes during the three months ended March 31, 2022 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2021	$6,500,007
Recognized as cost of revenue during the year	(261,789)
Net increase during the three months ended March 31, 2022	348,481
Balance at March 31, 2022	$6,586,699
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2022:

Contract liabilities expected to be recognized in	Amount
2022 (remainder)	$2,400,777
2023	2,942,332
2024	2,481,706
2025	2,284,526
2026	2,181,117
Thereafter	6,250,534
Total	$18,540,992

Note 3: Property and Equipment
Property and equipment consist of the following:

	March 31, 2022	December 31, 2021
Office and computer equipment	$3,908,479	$3,704,425
Leasehold improvements	13,903,974	13,457,765
Software developed	5,438,511	5,044,339
Finance lease assets	267,252	267,252
	23,518,216	22,473,780
Accumulated depreciation and amortization	(10,084,892)	(9,184,932)
	13,433,324	13,288,847
Construction in progress	1,447,618	1,100,099
Property and equipment, net	$14,880,942	$14,388,946
Depreciation expense was $879,127 and $376,465 for the three months ended March 31, 2022 and 2021, respectively.
Amortization expense related to finance lease assets was $21,797 and $19,913 for the three months ended March 31, 2022 and 2021, respectively.
Construction in progress at March 31, 2022 and December 31, 2021 principally relates to development and construction costs for the Company-owned or managed clinics
Note 4: Fair Value Measurements
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
As of March 31, 2022, and December 31, 2021, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
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
During the three months ended March 31, 2021, certain operating lease right-of-use assets related to closed clinics with a total carrying amount of $0.5 million were written down to their fair value of $0.4 million. Fair value of the Company's operating lease right-of-use assets was determined based on the discounted cash flows of the estimated market rents. As a result, the Company recorded a noncash impairment loss of approximately $0.1 million during the three months ended March 31, 2021. No impairments of long-lived assets were recorded for the three months ended March 31, 2022.
Note 5: Intangible Assets
On March 18, 2022, the Company entered into an agreement under which the Company repurchased the right to develop franchises in various counties in New Jersey. The total consideration for the transaction was $250,000. The Company carried a deferred revenue balance associated with this transaction of $95,197, representing the unrecognized fee collected upon the execution of the regional developer agreement. The Company accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price. The Company recognized the net amount of $154,803 as reacquired development rights on March 18, 2022, which is amortized over the remaining original contract period of approximately 5.5 years.
Intangible assets consist of the following:

	As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$6,795,865	$(3,468,788)	$3,327,077
Customer relationships	2,603,006	(1,700,012)	902,994
Reacquired development rights	4,561,024	(4,008,114)	552,910
Assembled workforce	59,311	(12,351)	46,960
	$14,019,206	$(9,189,265)	$4,829,941

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$6,795,865	$(3,153,037)	$3,642,828
Customer relationships	2,603,006	(1,587,443)	1,015,563
Reacquired development rights	4,406,221	(3,715,594)	690,627
Assembled workforce	59,311	(4,939)	54,372
	$13,864,403	$(8,461,013)	$5,403,390
Amortization expense related to the Company’s intangible assets was $728,252 and $773,488 for the three months ended March 31, 2022 and 2021, respectively.

Estimated amortization expense for 2022 and subsequent years is as follows:

Amount
2022 (remainder)	$1,563,440
2023	1,233,884
2024	666,142
2025	386,006
2026	286,602
Thereafter	$693,867
Total	$4,829,941

Note 6: Debt
Credit Agreement
On February 28, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., individually, and as Administrative Agent and Issuing Bank (“JPMorgan Chase” or the “Lender”). The Credit Agreement provided for senior secured credit facilities (the "Credit Facilities") in the amount of $7,500,000, including a $2,000,000 revolver (the "Revolver") and $5,500,000 development line of credit (the "Line of Credit"). The Revolver included amounts available for letters of credit of up to $1,000,000 and an uncommitted additional amount of $2,500,000. All outstanding principal and interest on the Revolver were due on February 28, 2022.
On February 28, 2022, the Company entered into an amendment to its Credit Facilities (as amended, the “2022 Credit Facility”) with the Lender. Under the 2022 Credit Facility, the Revolver increased to $20,000,000 (from $2,000,000), the portion of the Revolver available for letters of credit increased to $5,000,000 (from $1,000,000), the uncommitted additional amount increased to $30,000,000 (from $2,500,000) and the developmental line of credit of $5,500,000 was terminated. The Revolver will be used for working capital needs, general corporate purposes and for acquisitions, development and capital improvement uses. At the option of the Company, borrowings under the 2022 Credit Facility bear interest at: (i) the adjusted SOFR rate, plus 0.10%, plus 1.75%, payable on the last day of the selected interest period of one, three or six months, and on the three month anniversary of the beginning of any six month interest period, if applicable; or (ii) an Alternative Base Rate (ABR), plus 1.00%, payable monthly. The ABR is the greatest of: (A) the prime rate (as published by the Wall Street Journal), (B) the Federal Reserve Bank of New York rate, plus 0.5%, and (C) the adjusted one-month term SOFR rate. Amounts outstanding under the Revolver on February 28, 2022 continued to bear interest at the rate selected under the Credit Facilities prior to the amendment until the last day of the interest period in effect, at which time, if not repaid, the amounts outstanding under the Revolver will bear interest at the 2022 Credit Facility rate. As a result of this refinance, $2,000,000 of current maturity of long-term debt has been reclassified to long-term as of December 31, 2021. The 2022 Credit Facility will terminate and all principal and interest will become due and payable on the fifth anniversary of the amendment (February 28, 2027).

The Credit Facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; and certain fundamental changes such as a merger or sale of substantially all assets (as further defined in the Credit Facilities). The Credit Facilities require the Company to comply with customary affirmative, negative and financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the Credit Facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. The Credit Facilities are collateralized by substantially all of the Company’s assets, including the assets in the Company’s company-owned or managed clinics. The interest rate on funds borrowed under the Revolver as of March 31, 2022 was 2.25%. As of March 31, 2022, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement and $2,000,000 remains outstanding as of March 31, 2022.

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
Note 7: Stock-Based Compensation
The Company grants stock-based awards under its 2014 Incentive Stock Plan (the “2014 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock. The Company may grant the following types of incentive awards under the 2014 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2014 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, and such other terms and conditions as the plan committee determines. Awards granted under the 2014 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s consolidated balance sheets. Through December 31, 2021, the Company has granted under the 2014 Plan (i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stocks. There were no stock appreciation rights and restricted stock units granted under the 2014 Plan as of March 31, 2022.
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
The Company did not grant options during the three months ended March 31, 2022. The Company has computed the fair value of all options granted using the Black-Scholes-Merton model during the three months ended March 31, 2021 using the following assumptions:

March 31,
2021
Expected volatility	57%
Expected dividends	None
Expected term (years)	7
Risk-free rate	0.97%
Forfeiture rate	5%

The information below summarizes the stock options activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	595,089	$9.72	5.9
Granted	—	—
Exercised	(4,972)	9.98
Cancelled	(2,418)	25.81
Outstanding at March 31, 2022	587,699	$9.65	5.6
Exercisable at March 31, 2022	473,229	$6.55	5.1
For the three months ended March 31, 2022 and 2021, stock-based compensation expense for stock options was $171,003 and $150,879, respectively.
Restricted Stock
Restricted stocks granted to employees generally vest in four equal annual installments. Restricted stocks granted to non-employee directors typically vest in full one year after the date of grant.
The information below summarizes the restricted stock activity for the three months ended March 31, 2022:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2021	27,720	$28.51
Granted	35,333	41.54
Vested	(6,667)	19.05
Cancelled	—	—
Non-vested at March 31, 2022	56,386	$37.79
For the three months ended March 31, 2022 and 2021, stock-based compensation expense for restricted stock was $152,553 and $95,615, respectively.
Note 8: Income Taxes

During the three months ended March 31, 2022 and 2021, the Company recorded income tax expense (benefit) of $13,224 and $(364,148), respectively. The Company’s effective tax rate differs from the federal statutory tax rate due to permanent differences and state taxes. The Company’s negative effective tax rate for the three months ended March 31, 2022 is primarily due to the pre-tax income reported by the Joint Corp., without the VIE. The negative effective tax rate for the three months ended March 31, 2021 was primarily driven by excess tax benefits from exercise of stock options.
Note 9: Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the three months ended March 31, 2022 and 2021:

	Line Item in the Company’s Condensed Consolidated Income Statements	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Finance lease costs:
Amortization of assets	Depreciation and amortization	$21,797	$19,913
Interest on lease liabilities	Other expense, net	1,437	2,623
Total finance lease costs		23,234	22,536
Operating lease costs	General and administrative expenses	1,353,676	$941,037
Total lease costs		$1,376,910	$963,573
Supplemental information and balance sheet location related to leases is as follows:

	March 31, 2022	December 31, 2021
Operating Leases:
Operating lease right-of -use asset	$18,927,052	$18,425,914
Operating lease liability - current portion	$4,872,292	$4,613,843
Operating lease liability - net of current portion	17,184,696	16,872,093
Total operating lease liability	$22,056,988	$21,485,936
Finance Leases:
Property and equipment, at cost	$267,252	$267,252
Less accumulated amortization	(169,733)	(147,937)
Property and equipment, net	$97,519	$119,315
Finance lease liability - current portion	34,479	49,855
Finance lease liability - net of current portion	81,928	87,939
Total finance lease liabilities	$116,407	$137,794
Weighted average remaining lease term (in years):
Operating leases	5.4	5.4
Finance lease	3.8	3.6
Weighted average discount rate:
Operating leases	4.4%	4.6%
Finance leases	4.5%	4.8%
Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,397,213	$979,349
Operating cash flows from finance leases	1,437	2,623
Financing cash flows from finance leases	21,387	18,238

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$1,508,371	$2,191,809
Finance lease	—	6,141

Maturities of lease liabilities as of March 31, 2022 are as follows:

	Operating Leases	Finance Lease
2022 (remainder)	$4,324,014	$31,547
2023	5,156,450	27,600
2024	4,603,382	27,600
2025	4,134,635	27,600
2026	2,291,865	11,500
Thereafter	4,084,024	—
Total lease payments	$24,594,370	$125,847
Less: Imputed interest	(2,537,382)	(9,440)
Total lease obligations	22,056,988	116,407
Less: Current obligations	(4,872,292)	(34,479)
Long-term lease obligation	$17,184,696	$81,928
During the first quarter of 2022, the Company entered into various operating leases that have not yet commenced for spaces to be used by the Company’s new corporate clinics. These leases are expected to result in additional ROU assets and liabilities of approximately $1.9 million. These leases are expected to commence during the second and the third quarter of 2022, with lease terms of five to ten years.
Litigation
In the normal course of business, the Company is party to litigation and claims from time to time. The Company maintains insurance to cover certain litigation and claims.
Note 10: Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.
The Company has two operating business segments and one non-operating business segment. The Corporate Clinics segment is composed of the operating activities of the company-owned or managed clinics. As of March 31, 2022, the Company operated or managed 100 clinics under this segment. The Franchise Operations segment is composed of the operating activities of the franchise business unit. As of March 31, 2022, the franchise system consisted of 636 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.
The tables below present financial information for the Company’s two operating business segments.

	Three Months Ended
	March 31,
Revenues:	2022	2021
Corporate clinics	$12,606,999	$9,466,083
Franchise operations	9,831,539	8,081,882
Total revenues	$22,438,538	$17,547,965

Depreciation and amortization:
Corporate clinics	1,376,196	1,093,833
Franchise operations	173,487	342
Corporate administration	79,493	75,691
Total depreciation and amortization	$1,629,176	$1,169,866

Segment operating (loss) income:
Corporate clinics	$(438,064)	$1,349,057
Franchise operations	4,403,238	3,847,773
Total segment operating income	$3,965,174	$5,196,830

Reconciliation of total segment operating income to consolidated earnings before income taxes:

Total segment operating income	$3,965,174	$5,196,830
Unallocated corporate	(4,141,600)	(3,225,154)
Consolidated (loss) income from operations	(176,426)	1,971,676
Other expense, net	16,147	21,537
(Loss) income before income tax benefit	$(192,573)	$1,950,139

Segment assets:	March 31, 2022	December 31, 2021
Corporate clinics	$41,328,616	$40,722,898
Franchise operations	12,844,303	12,593,912
Total segment assets	54,172,919	53,316,810

Unallocated cash and cash equivalents and restricted cash	18,845,911	19,912,338
Unallocated property and equipment	807,832	857,176
Other unallocated assets	11,235,787	11,367,885
Total assets	$85,062,449	$85,454,209
“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.
Note 11: Other Comments
COVID-19 Update

The Company's business remained healthy and resilient during the first quarter of 2022 despite the ongoing pandemic. However, the extent to which the COVID-19 pandemic will impact the Company's business and operations will depend on future developments that are highly uncertain. Even as government restrictions are lifted, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect patient behavior and spending levels and could result in reduced visits and patient spending trends that adversely impact the Company's financial position and results of operations. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state, or local authorities, or that it determines are in the best interests of its employees and patients.

Note 12: Subsequent Events
On April 1, 2022, the Company entered into an agreement under which the Company repurchased the right to develop franchises in various counties in California. The total consideration for the transaction was $2,400,000. The Company carried a deferred revenue balance associated with this transaction of $357,721, representing the unrecognized fee collected upon the execution of the regional developer agreement. The Company accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price. The Company recognized the net amount of $2,042,279 as reacquired development rights on April 1, 2022, which is amortized over the remaining original contract period of approximately 5.3 years.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.
Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially in this Management’s Discussion and Analysis or MD&A, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of this Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risks and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of this Form 10-Q that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
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

•inflation, exacerbated by COVID-19 and the current war in Ukraine (the “Ukraine War”), has led to increased labor costs and interest rates and may lead to reduced discretionary spending, all of which may negatively impact our business;
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
•we may fail to remediate the current or future material weaknesses in our internal controls over financial reporting or may otherwise be unable to maintain an effective system of internal control over financial reporting, which might negatively impact our ability to accurately report our financial results, prevent fraud, or maintain investor confidence;
•we may fail to successfully design and maintain our proprietary and third-party management information systems or implement new systems;
•we may fail to properly maintain the integrity of our data or to strategically implement, upgrade or consolidate existing information systems;
• franchised clinic acquisitions that we make could disrupt our business and harm our financial condition if we cannot continue their operational success or successfully integrate them;
•we may not be able to continue to sell franchises to qualified franchisees, and our franchisees may not succeed in developing profitable territories and clinics;
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

Overview

Our principal business is to develop, own, operate, support and manage chiropractic clinics through direct ownership, management arrangements, franchising and regional developers throughout the United States.
We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry through the rapid and focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad.
Key Performance Measures.  We receive monthly performance reports from our system and our clinics which include key performance indicators per clinic including gross sales, comparable same-store sales growth, or “Comp Sales,” number of new patients, conversion percentage, and membership attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales, adjusted EBITDA, and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. System-wide sales include sales at all clinics, whether operated by us or by franchisees. While franchised sales are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base. Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment. There was no bargain purchase gain for the three months ended March 31, 2022 and 2021.
Key Clinic Development Trends.   As of March 31, 2022, we and our franchisees operated or managed 736 clinics, of which 636 were operated or managed by franchisees and 100 were operated as company-owned or managed clinics. Of the 100 company-owned or managed clinics, 47 were constructed and developed by us, and 53 were acquired from franchisees.
Our current strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy, and continue to expand our corporate clinic portfolio within clustered locations. The number of franchise licenses sold for the year ended December 31, 2021 was 156, compared with 121 and 126 licenses for the years ended December 31, 2020 and 2019, respectively. We ended the first three months of 2022 with 20 regional developers who were responsible for 77% of the 22 licenses sold during the period. This strong result reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the accelerated development of greenfield units and the further selective acquisition of existing franchised clinics. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. During the quarter ended March 31, 2022, we opened four greenfield clinics, and as of March 31, 2022, we executed 10 leases for future greenfield clinic locations for further greenfield expansion.
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
Recent Events and COVID-19 Update

Recent events that may impact our business include unfavorable global economic or political conditions, such as the ongoing COVID-19 pandemic, the Ukraine War, and inflation and other cost increases. We anticipate that fiscal 2022 will continue to be a volatile macroeconomic environment. While we expect the impacts of COVID-19 on our business to moderate, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, the severity and duration of the pandemic, the continued availability and effectiveness of vaccines and actions taken by government authorities, including restrictions, laws or regulations, and other third parties in response to the pandemic.

The primary inflationary factor affecting our operations is labor costs. In the fourth quarter of 2021 and the first quarter of 2022, company-owned or managed clinics were negatively impacted by wage increases, which increased our general and administrative expenses. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our patient service to suffer. We expect elevated levels of cost inflation to persist throughout 2022. While we anticipate that these headwinds will be partially mitigated by pricing actions in response to inflation, there can be no assurance that we will be able to continue to do so in the future. A continued increase in labor costs could have an adverse effect on our operating costs, financial condition and results of operations.

Also, the Ukraine War and the sanctions imposed on Russia in response to this conflict have increased global economic and political uncertainty. While the impact of these factors remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

Other Significant Events and/or Recent Developments
For the three months ended March 31, 2022, compared to the prior year period:
•Comp Sales of clinics that have been open for at least 13 full months increased 15%.

•Comp Sales for mature clinics open 48 months or more increased 11%.

•System-wide sales for all clinics open for any amount of time grew 27%.
On April 1, 2022, we entered into an agreement under which we repurchased the right to develop franchises in various counties in California. The total consideration for the transaction was $2,400,000. We carried a deferred revenue balance associated with this transaction of $357,721, representing the unrecognized fee collected upon the execution of the regional developer agreement. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price. We recognized the net amount of $2,042,279 as reacquired development rights on April 1, 2022, which is amortized over the remaining original contract period of approximately 5.3 years.
On March 18, 2022, we entered into an agreement under which we repurchased the right to develop franchises in various counties in New Jersey. The total consideration for the transaction was $250,000. We carried a deferred revenue balance associated with this transaction of $95,197, representing the unrecognized fee collected upon the execution of the regional developer agreement. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price. We recognized the net amount of $154,803 as reacquired development rights on March 18, 2022, which is amortized over the remaining original contract period of approximately 5.5 years.
On February 28, 2022, we entered into an amendment to our Credit Facilities (as amended, the “2022 Credit Facility”) with the Lender. Under the 2022 Credit Facility, the Revolver increased to $20,000,000 (from $2,000,000), the portion of the Revolver available for letters of credit increased to $5,000,000 (from $1,000,000), the uncommitted additional amount increased to $30,000,000 (from $2,500,000) and the developmental line of credit of $5,500,000 was terminated. The Revolver will be used for working capital needs, general corporate purposes and for acquisitions, development and capital improvement uses.
For the three months ended March 31, 2022, we constructed and developed four new corporate clinics.

2022 Full Year Outlook

•We now expect our revenues to be between $98 million and $102 million, compared to $80.9 million in 2021.
•We now expect our adjusted EBITDA to be between $12 million and $14 million, compared to $12.6 million in 2021.
•We expect franchised clinic openings to be between 110 and 130, compared to 110 in 2021.
•We expect Company-owned or managed clinics, through a combination of both greenfields and buybacks, to increase by between 30 and 40, compared to 32 in 2021.

We believe we are well positioned to achieve our goal to have 1,000 clinics by the end of 2023 due to, among other things, our resilient business model, planned new clinic openings and expansion of company-owned or managed clinics. However, the long-term impact of COVID-19 on our operational and financial performance will depend on certain developments including the duration, spread, severity, and trajectory of the virus and economic conditions. These potential developments are uncertain and cannot be predicted, and as such, the extent to which COVID-19 will impact our business, operations, financial condition and results of operations over the long term is unknown.
Factors Affecting Our Performance
Our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic sales, openings, closures, markets in which they are contained and related expenses, general economic conditions, cost inflation, labor shortages, consumer confidence in the economy, consumer preferences, competitive factors, and disease epidemics and other health-related concerns, such as the current COVID-19 outbreak.
Significant Accounting Polices and Estimates
There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2022 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues - three months ended March 31, 2022 compared with three months ended March 31, 2021
Components of revenues were as follows:

	Three Months Ended March 31,
	2022	2021	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues from company-owned or managed clinics	$12,606,999	$9,466,083	$3,140,916	33.2%
Royalty fees	6,008,932	4,769,246	$1,239,686	26.0%
Franchise fees	640,965	695,427	$(54,462)	(7.8)%
Advertising fund revenue	1,710,717	1,374,741	$335,976	24.4%
IT related income and software fees	956,998	760,537	$196,461	25.8%
Regional developer fees	201,787	217,956	$(16,169)	(7.4)%
Other revenues	312,140	263,975	$48,165	18.2%
Total revenues	$22,438,538	$17,547,965	$4,890,573	27.9%
Consolidated Results

Total revenues increased by $4.9 million, primarily due to the continued expansion and revenue growth of our franchise base and the continued revenue growth and expansion of our company owned or managed clinics portfolio.
Corporate Clinics
Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of our corporate-owned or managed clinics portfolio. As of March 31, 2022 and 2021, there were 100 and 65 company-owned or managed clinics in operation, respectively.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of March 31, 2022 and 2021, there were 636 and 527 franchised clinics in operation, respectively.
•Franchise fees decreased due to the impact of accelerated revenue recognition resulting from the terminated franchise license agreements in the prior year period. There were no such comparable events during the first quarter of 2022 .
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Regional developer fees revenue decreased due to the impact of repurchased regional developer rights during the first quarter of 2022.
•Other revenues primarily consist of merchant income associated with credit card transactions.

Three Months Ended March 31,	2022	2021	Change from Prior Year	Percent Change from Prior Year

Cost of Revenues	2,312,771	1,765,317	$547,454	31.0%
For the three months ended March 31, 2022, as compared with the three months ended March 31, 2021, the total cost of revenues increased primarily due to an increase in regional developer royalties of $0.4 million and an increase in website hosting costs of $0.2 million.
Selling and Marketing Expenses

Three Months Ended March 31,	2022	2021	Change from Prior Year	Percent Change from Prior Year

Selling and Marketing Expenses	3,287,488	2,489,279	$798,209	32.1%

Selling and marketing expenses increased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, driven by: (i) an increase in advertising fund expenditures from a larger franchise base, (ii) an increase in local marketing expenditures by the company-owned or managed clinics, and (iii) the timing of the national marketing fund spend and the new brand campaign.
Depreciation and Amortization Expenses

Three Months Ended March 31,	2022	2021	Change from Prior Year	Percent Change from Prior Year

Depreciation and Amortization Expenses	1,629,176	1,169,866	$459,310	39.3%

Depreciation and amortization expenses increased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to the depreciation expenses associated with the expansion of our corporate-owned or managed clinics portfolio in 2021 and 2022 and depreciation expenses associated with the new IT platform used by clinics for operations and for the management of operations, which went live in July 2021.
General and Administrative Expenses

Three Months Ended March 31,	2022	2021	Change from Prior Year	Percent Change from Prior Year

General and Administrative Expenses	15,378,623	10,087,060	$5,291,563	52.5%
General and administrative expenses increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the increases in the following to support continued clinic count and revenue growth in both operating segments: (i) payroll and related expenses of $3.4 million, (ii) general overhead and administrative expenses of $1.1 million, (iii) professional and advisory fees of $0.6 million, and (iv) software and maintenance expense of $0.2 million. As a percentage of revenue, general and administrative expenses during the three months ended March 31, 2022 and 2021 were 69% and 57%, respectively.
(loss) Income from Operations

Three Months Ended March 31,	2022	2021	Change from Prior Year	Percent Change from Prior Year

(Loss) Income from Operations	(176,426)	1,971,676	$(2,148,102)	(108.9)%
Consolidated Results
Consolidated income from operations decreased by $2.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the increased expenses in the corporate clinics and unallocated corporate segments discussed below.
Corporate Clinics
Our corporate clinics segment had loss from operations of $0.4 million for the three months ended March 31, 2022, a decrease of $1.8 million compared to income from operations of $1.3 million for the prior year period. The decrease was primarily due to:
•A $4.9 million increase in operating expenses due to the increases in the following: (i) payroll-related expenses of $3.4 million due to a higher head count to support the expansion of our corporate clinic portfolio and general wage increases to remain competitive in the current labor market, (ii) depreciation and administration expense associated with the expansion of our corporate-owned or managed clinics portfolio in 2021 and 2022 and new IT platform discussed above of $0.3 million, (iii) selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics of $0.4 million, and (iv) general overhead and administrative expenses to support the expansion of our corporate clinic portfolio of $0.8 million; partially offset by
•An increase in revenues of $3.1 million from company-owned or managed clinics.
Franchise Operations
Our franchise operations segment had income from operations of $4.4 million for the three months ended March 31, 2022, an increase of $0.6 million, compared to income from operations of $3.8 million for the prior year period. This increase was primarily due to:
•An increase of $1.7 million in total revenues; partially offset by
•An increase of $0.6 million in cost of revenues primarily due to an increase in regional developer royalties and website hosting costs and an increase of $0.6 million in operating expenses, primarily due to an increase in selling and marketing expenses resulting from a larger franchise base of $0.4 million, as well as due to an increase in depreciation and administration expense associated with the new IT platform discussed above of $0.2 million.
Unallocated Corporate
Unallocated corporate expenses for the three months ended March 31, 2022 increased by $0.9 million compared to the prior year period, primarily due to the increases in: (i) professional and advisory fees of $0.5 million, (ii) general overhead and administrative expenses of $0.2 million, and (iii) maintenance expenses for our new software discussed above of $0.2 million.
Non-GAAP Financial Measures
The table below reconciles net (loss) income to Adjusted EBITDA for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Non-GAAP Financial Data:
Net (loss) income	$(205,797)	$2,314,287
Net interest expense	15,859	21,537
Depreciation and amortization expense	1,629,176	1,169,866
Tax expense (benefit)	13,224	(364,148)
EBITDA	1,452,462	3,141,542
Stock compensation expense	323,556	246,494
Acquisition related expenses	—	5,974
Loss on disposition or impairment	6,906	64,767
Adjusted EBITDA	$1,782,924	$3,458,777
Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment. There was no bargain purchase gain for the three months ended March 31, 2022 and 2021. We have provided Adjusted EBITDA because it is a non-GAAP measure of financial performance commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

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
Liquidity and Capital Resources
As of March 31, 2022, we had unrestricted cash and short-term bank deposits of $18.3 million and $18 million of available capacity under the development line of credit. While the ongoing COVID-19 pandemic and the Ukraine War create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our development line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next twelve months.

While the interruptions, delays and/or cost increases resulting from the ongoing COVID-19 pandemic, political instability or geopolitical tensions, such as the Ukraine War, economic weakness, inflationary pressures or other factors have created uncertainty as to general economic conditions for the remainder of 2022 and beyond, as of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2022, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. If the equity and credit markets deteriorate, including as a result of economic weakness, a resurgence of COVID-19, political unrest or war, including the Ukraine War, or any other reason, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Given the ongoing uncertainties described above, the levels of our cash flows from operations for 2022 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities decreased by $1.8 million to $0.4 million for the three months ended March 31, 2022, compared to $2.3 million for the three months ended March 31, 2021. The decrease was primarily attributable to an increase in general and administrative expenses over the prior year period, which was partially offset by an increase in revenue over the prior year period.
Net cash used in investing activities was $1.5 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, this included purchases of property and equipment of $1.3 million and reacquisition and termination of regional developer rights for $0.3 million. For the three months ended March 31, 2021, this included purchases of property and equipment of $1.0 million and reacquisition and termination of regional developer rights for $1.4 million.
Net cash used in financing activities for the three months ended March 31, 2022 was less than $50 thousand, compared to $2.7 million for the three months ended March 31, 2021. For the three months ended March 31, 2021, this included repayment of the PPP loan of $2.7 million and purchases of treasury stock for $0.6 million, which were partially offset by the proceeds from the exercise of stock options of $0.6 million.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022 there have been no material changes to the quantitative and qualitative disclosures about market risk appearing in Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our management has concluded the disclosure controls and procedures were not effective as of that date due to material weaknesses in internal control over financial reporting that were identified in our Form 10-K for the year ended December 31, 2021 as described below.
Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in internal control related to: (i) risk assessment and scoping - we did not effectively design and maintain controls in response to the risks of material misstatement. Specifically, the design of existing controls or the implementation of new controls has not been sufficient to respond to the risks of material misstatement related to the incremental borrowing rate for our leases, deferred costs and related expenses, other revenues, breakage revenue, intangible asset amortization, determination of reporting units, reassessment of our VIEs, stock option exercises, and the accuracy and completeness of certain financial statements; (ii) segregation of duties - we did not design and maintain effective controls such that all accounting duties are sufficiently segregated within our business processes and certain financial applications. Specifically, we failed to have the appropriate Company personnel monitor users with administrative access to certain financial applications and data, and we did not design and maintain effective controls such that all accounting duties are sufficiently segregated; (iii) accounting related to significant complex accounting areas- we did not design and maintain effective controls over the accounting of complex accounting areas, including taxes and business combination and asset acquisition transactions. Specifically, we failed to properly design controls to appropriately review the accuracy and completeness of inputs provided to and outputs provided by third-party service providers, and we failed to consistently memorialize accounting treatment conclusions for acquisitions; and (iv) accounting related to revenue recognition and leases - we did not design and maintain effective controls over the proper accounting treatment for certain revenue streams and leases. Specifically, we failed to properly design controls to appropriately determine the proper accounting treatment for certain revenue streams and leases.
Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) enhancing the annual risk assessment, (ii) implementing new internal controls, (iii) removing administrative access to the financial reporting and accounting system for all accounting personnel, and (iv) modifying internal controls to address completeness of documentations on revenue recognition and adoptions of the revenue and the lease accounting standards. We believe that these actions will remediate the material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of the material weaknesses will be completed during fiscal 2022, and we plan to monitor these changes throughout the year to ensure that new controls are operating effectively.
Changes in Internal Control over Financial Reporting

Other than remediation actions taken pursuant to our remediation plan referenced above with respect to the material weaknesses in our internal control over financial reporting, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are a party to litigation from time to time. We maintain insurance to cover certain litigation and claims. In June 2021, we received a draft complaint from an employee, claiming that we had vicarious and other liability with respect to alleged wrongful acts committed by a former employee. In February 2022, the claim was settled for a total of $750,000. We also recognized a $250,000 insurance recovery asset associated with the settlement. The $500,000 net impact of the settlement is included in our consolidated income statement for the year ended December 31, 2021.

ITEM 1A. RISK FACTORS

We documented our risk factors in Item 1A of Part I of our Form 10-K for the year ended December 31, 2021. Other than the updates identified below, which should be read in conjunction with the risk factors as they appear in such Form 10-K, there have been no material changes to our risk factors since the filing of that report, except for the addition of the following risk factor:

Inflation, exacerbated by COVID-19 and the Ukraine War, has led to increased labor costs and interest rates and may lead to reduced discretionary spending, all of which may negatively impact our business.

The primary inflationary factor affecting our operations is labor costs. In the fourth quarter of 2021 and the first quarter of 2022, company-owned or managed clinics were negatively impacted by wage increases, which increased our general and administrative expenses and decreased profitability. A continued increase in labor costs could continue to have an adverse impact on profitability and may result in price increases to offset their impact. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our patient services to suffer.

In addition to relief and recovery, our services emphasize preventive and maintenance care, which is generally not a medical necessity, and may be viewed as a discretionary medical expenditure. Discretionary spending is negatively impacted by, among other things, those factors disclosed in this Form 10-Q under the caption “Recent Events and COVID-19 Update” in Management’s Discussion and Analysis of Financial Condition and Results of Operations -- unfavorable global economic or political conditions, such as the ongoing COVID-19 pandemic, the Ukraine War, and inflation and other cost increases. As further disclosed under the aforementioned caption, we anticipate that fiscal 2022 will continue to be a volatile macroeconomic environment and expect elevated levels of cost inflation to persist throughout 2022. Reductions in discretionary spending may adversely impact our business, financial condition, or results of operations.

In the event that a continued deterioration of economic conditions causes a significant decrease in demand for our services, this could negatively impact our ability to meet the financial covenants in our credit facility, although we were in compliance as of the end of the first quarter of 2022 and anticipate remaining in compliance throughout 2022. Furthermore, a deterioration of equity and credit markets may make other debt or equity financing difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, may be more costly or more dilutive. If we are unable to access our credit facility as a result of noncompliance with its covenants or are unable to obtain other debt or equity financing, this could limit our opportunity to acquire more clinics and regional developer rights and to pursue other corporate initiatives.

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
Corrected Second Amendment to Credit Agreement, dated as of February 28, 2022 (the “2022 Amendment”) with Annex 1 Credit Agreement, among the Company, the Lenders Party Hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Sole Bookrunner and Sole Lead Arranger

10.2
Amended and Restated Revolving Loan Note dated February 28, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-36724) filed with the Securities and Exchange Commission on March 4, 2022)

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

THE JOINT CORP.

Dated: May 6, 2022	By:	/s/ Peter D. Holt
Peter D. Holt President and Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2022	By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer)