Form 10-Q
period 2022-09-30
JOINT Corp
filed 2022-11-04
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 1, 2022, the registrant had 14,529,679 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$10,272,112	$19,526,119
Restricted cash	696,030	386,219
Accounts receivable, net	3,945,046	3,700,810
Deferred franchise and regional development costs, current portion	1,032,930	994,587
Prepaid expenses and other current assets	2,732,467	2,281,765
Assets held for sale	243,387	—
Total current assets	18,921,972	26,889,500
Property and equipment, net	16,210,051	14,388,946
Operating lease right-of-use asset	19,046,081	18,425,914
Deferred franchise and regional development costs, net of current portion	5,621,297	5,505,420
Intangible assets, net	10,162,506	5,403,390
Goodwill	8,493,407	5,085,203
Deferred tax assets	9,115,231	9,188,634
Deposits and other assets	720,853	567,202
Total assets	$88,291,398	$85,454,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,982,237	$1,705,568
Accrued expenses	1,555,992	1,809,460
Co-op funds liability	696,030	386,219
Payroll liabilities ($0.8 million and $0.4 million attributable to VIE)	2,788,058	3,906,317
Operating lease liability, current portion	4,969,470	4,613,843
Finance lease liability, current portion	24,175	49,855
Deferred franchise and regional developer fee revenue, current portion	2,974,993	3,191,892
Deferred revenue from company clinics ($3.7 million and $3.5 million attributable to VIE)	5,900,964	5,235,745
Other current liabilities	522,500	539,500
Liabilities to be disposed of	223,287	—
Total current liabilities	21,637,706	21,438,399
Operating lease liability, net of current portion	17,427,096	16,872,093
Finance lease liability, net of current portion	69,713	87,939
Debt under the Credit Agreement	2,000,000	2,000,000
Deferred franchise and regional developer fee revenue, net of current portion	15,604,180	15,458,921
Other liabilities	27,230	27,230
Total liabilities	56,765,925	55,884,582
Commitments and contingencies (Note 10)
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,561,545 shares issued and 14,529,679 shares outstanding as of September 30, 2022 and 14,451,355 shares issued and 14,419,712 outstanding as of December 31, 2021	14,561	14,450
Additional paid-in capital	45,231,637	43,900,157
Treasury stock 31,866 shares as of September 30, 2022 and 31,643 shares as of December 31, 2021, at cost	(856,642)	(850,838)
Accumulated deficit	(12,889,083)	(13,519,142)
Total The Joint Corp. stockholders' equity	31,500,473	29,544,627
Non-controlling Interest	25,000	25,000
Total equity	31,525,473	29,569,627
Total liabilities and stockholders' equity	$88,291,398	$85,454,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Revenues from company-owned or managed clinics	$15,836,327	$11,634,009	$42,936,298	$32,537,942
Royalty fees	6,604,653	5,714,637	19,024,799	15,816,500
Franchise fees	642,405	648,598	1,970,256	1,967,680
Advertising fund revenue	1,881,367	1,627,693	5,417,840	4,521,342
Software fees	1,109,753	840,969	3,166,732	2,387,543
Regional developer fees	153,181	209,651	524,923	642,041
Other revenues	375,314	316,064	1,058,008	885,335
Total revenues	26,603,000	20,991,621	74,098,856	58,758,383
Cost of revenues:
Franchise and regional development cost of revenues	2,141,945	1,907,874	6,219,646	5,319,278
IT cost of revenues	348,331	392,248	1,010,446	784,698
Total cost of revenues	2,490,276	2,300,122	7,230,092	6,103,976
Selling and marketing expenses	3,539,287	2,881,575	10,666,500	8,503,617
Depreciation and amortization	2,011,768	1,662,255	5,341,420	4,275,140
General and administrative expenses	17,796,806	12,812,331	49,703,451	34,513,378
Total selling, general and administrative expenses	23,347,861	17,356,161	65,711,371	47,292,135
Net loss (gain) on disposition or impairment	264,391	(3,540)	360,140	16,967
Income from operations	500,472	1,338,878	797,253	5,345,305
Other expense, net	(25,235)	(16,139)	(60,668)	(54,050)
Income before income tax (benefit) expense	475,237	1,322,739	736,585	5,291,255
Income tax (benefit) expense	(15,876)	(614,356)	106,527	(1,644,496)
Net income	$491,113	$1,937,095	$630,058	$6,935,751
Earnings per share:
Basic earnings per share	$0.03	$0.13	$0.04	$0.49
Diluted earnings per share	$0.03	$0.13	$0.04	$0.46
Basic weighted average shares	14,512,856	14,388,905	14,474,323	14,286,818
Diluted weighted average shares	14,829,629	14,970,328	14,878,050	14,931,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2021	14,451,355	$14,450	$43,900,157	31,643	$(850,838)	$(13,519,141)	$29,544,628	$25,000	$29,569,628
Stock-based compensation expense	—	—	323,556	—	—	—	323,556	—	323,556
Issuance of restricted stock	36,722	37	(37)	—	—	—	—	—	—
Exercise of stock options	4,972	5	49,618	—	—	—	49,623	—	49,623
Purchases of treasury stock under employee stock plans	—	—	—	74	(2,598)	—	(2,598)	—	(2,598)
Net loss	—	—	—	—	—	(205,797)	(205,797)	—	(205,797)
Balances, March 31, 2022 (unaudited)	14,493,049	$14,492	$44,273,294	31,717	$(853,436)	$(13,724,938)	$29,709,412	$25,000	$29,734,412
Stock-based compensation expense	—	—	340,191	—	—	—	340,191	—	340,191
Issuance of restricted stock	28,758	29	(29)	—	—	—	—	—	—
Exercise of stock options	4,610	5	64,045	—	—	—	64,050	—	64,050
Net income	—	—	—	—	—	344,742	344,742	—	344,742
Balances, June 30, 2022 (unaudited)	14,526,417	$14,526	$44,677,501	31,717	$(853,436)	$(13,380,196)	$30,458,395	$25,000	$30,483,395
Stock-based compensation expense	—	—	305,815	—	—	—	305,815	—	305,815
Issuance of restricted stock	2,845	3	(3)	—	—	—	—	—	—
Exercise of stock options	32,283	32	248,324	—	—	—	248,356	—	248,356
Purchases of treasury stock under employee stock plans	—	—	—	149	(3,206)	—	(3,206)	—	(3,206)
Net income	—	—	—	—	—	491,113	491,113	—	491,113
Balances, September 30, 2022 (unaudited)	14,561,545	$14,561	$45,231,637	31,866	$(856,642)	$(12,889,083)	$31,500,473	$25,000	$31,525,473

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total
Balances, December 31, 2020, as revised	14,174,237	$14,174	$41,350,001	17,167	$(143,111)	$(20,094,912)	$21,126,152	$100	$21,126,252
Stock-based compensation expense	—	—	246,494	—	—	—	246,494	—	246,494
Issuance of restricted stock	7,879	8	(8)	—	—	—	—	—	—
Exercise of stock options	105,995	106	620,670	—	—	—	620,776	—	620,776
Purchases of treasury stock under employee stock plans	—	—	—	13,619	(618,154)	—	(618,154)	—	(618,154)
Net income	—	—	—	—	—	2,314,287	2,314,287	—	2,314,287
Balances, March 31, 2021, as revised (unaudited)	14,288,111	$14,288	$42,217,157	30,786	$(761,265)	$(17,780,625)	$23,689,555	$100	$23,689,655
Stock-based compensation expense	—	—	283,564	—	—	—	283,564	—	283,564
Issuance of restricted stock	4,218	4	(4)	—	—	—	—	—	—
Exercise of stock options	113,819	113	641,674	—	—	—	641,787	—	641,787
Net income	—	—	—	—	—	2,683,962	2,683,962	—	2,683,962
Balances, June 30, 2021, as revised (unaudited)	14,406,148	$14,405	$43,142,391	30,786	$(761,265)	$(15,096,663)	$27,298,868	$100	$27,298,968
Stock-based compensation expense	—	$—	$296,850	—	$—	$—	$296,850	$—	$296,850
Issuance of restricted stock	4,280	$4	$(4)	—	$—	$—	$—	$—	$—
Exercise of stock options	34,554	$35	$218,036	—	$—	$—	$218,071	$—	$218,071
Purchases of treasury stock under employee stock plans	—	$—	$—	857	$(89,574)	$—	$(89,574)	$—	$(89,574)
Change in redemption value of non-controlling interest	—	$—	$(24,900)	—	$—	$—	$(24,900)	$24,900	$—
Net income	—	—	—	—	—	1,937,095	1,937,095		1,937,095
Balances, September 30, 2021, as revised (unaudited)	14,444,982	$14,444	$43,632,373	31,643	$(850,839)	$(13,159,568)	$29,636,410	$25,000	$29,661,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$630,058	$6,935,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,341,420	4,275,140
Net loss on disposition or impairment	360,140	109,871
Net franchise fees recognized upon termination of franchise agreements	(15,218)	(98,196)
Deferred income taxes	73,403	(1,909,241)
Stock based compensation expense	969,562	826,908
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(244,236)	(1,069,864)
Prepaid expenses and other current assets	(450,702)	13,079
Deferred franchise costs	(186,618)	(1,245,049)
Deposits and other assets	(153,651)	(95,176)
Accounts payable	50,702	(49,415)
Accrued expenses	(571,447)	164,866
Payroll liabilities	(1,118,259)	1,329,785
Deferred revenue	636,470	2,410,202
Other liabilities	360,791	852,926
Net cash provided by operating activities	5,682,415	12,451,587

Cash flows from investing activities:
Acquisition of AZ clinics	(6,861,256)	(1,925,000)
Acquisition of NC clinics	(1,105,000)	(2,568,028)
Purchase of property and equipment	(4,322,673)	(5,382,857)
Reacquisition and termination of regional developer rights	(2,650,000)	(1,388,700)
Net cash used in investing activities	(14,938,929)	(11,264,585)

Cash flows from financing activities:
Payments of finance lease obligation	(43,907)	(59,285)
Purchases of treasury stock under employee stock plans	(5,804)	(707,728)
Proceeds from exercise of stock options	362,029	1,480,634
Repayment of debt under the Paycheck Protection Program	—	(2,727,970)
Net cash provided by (used in) financing activities	312,318	(2,014,349)

Decrease in cash, cash equivalents and restricted cash	(8,944,196)	(827,347)
Cash, cash equivalents and restricted cash, beginning of period	19,912,338	20,819,629
Cash, cash equivalents and restricted cash, end of period	$10,968,142	$19,992,282

Reconciliation of cash, cash equivalents and restricted cash:	September 30, 2022	September 30, 2021
Cash and cash equivalents	$10,272,112	$19,542,685
Restricted cash	696,030	449,597
	$10,968,142	$19,992,282

During the nine months ended September 30, 2022 and 2021, cash paid for income taxes was $69,274 and $592,695, respectively. During the nine months ended September 30, 2022 and 2021, cash paid for interest was $43,938 and $58,533, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosure of non-cash activity:
As of September 30, 2022, accounts payable included property and equipment purchases of $225,967. As of December 31, 2021, accounts payable and accrued expenses included property and equipment purchases of $158,293, and $152,501, respectively.
In connection with the acquisition of franchised clinics during the nine months ended September 30, 2022, the Company acquired $383,906 of property and equipment and intangible assets of $4,988,707 in exchange for $8,284,235 (of which $317,979 is included in accounts payable as of September 30, 2022) to the sellers. Additionally, at the time of this transaction, the Company carried net deferred revenue of $115,372, representing net franchise fees collected upon the execution of the franchise agreements. The Company netted this amount against the purchase price of the acquisitions.
In connection with the acquisition of franchised clinics during the nine months ended September 30, 2021, the Company acquired $528,974 of property and equipment and intangible assets of $3,766,972 in exchange for $4,493,028 in cash to the sellers. Additionally, at the time of these transactions, the Company carried net deferred revenue of $87,858, representing net franchise fees collected upon the execution of the franchise agreements. The Company netted this amount against the purchase price of the acquisitions.
In connection with the Company’s reacquisition and termination of regional developer rights during the nine months ended September 30, 2022, the Company had deferred revenue of $452,918, representing fees collected upon the execution of the regional developer agreement. The Company netted this amount against the aggregate purchase price.
In connection with the Company’s reacquisition and termination of regional developer rights during the nine months ended September 30, 2021, the Company had deferred revenue of $35,679, representing fees collected upon the execution of the regional developer agreement. The Company netted this amount against the aggregate purchase price.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Such unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Form 10-K for the year ended December 31, 2021, which included all disclosures required by U.S. GAAP. The results of operations for the periods ended September 30, 2022 and 2021 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended September 30, 2022 and 2021 is unaudited.
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
Comprehensive Income
Net income and comprehensive income were the same for the three and nine months ended September 30, 2022 and 2021.
Correction of Immaterial Error
During the third and the fourth quarter of 2021, the Company identified immaterial errors in the following: (i) the calculation of deferred revenue related to wellness packages, (ii) the calculation of software fee revenue, and (iii) the calculation of breakage revenue related to wellness packages. Management assessed the materiality of the errors and determined the impact on the Company’s 2020 consolidated financial statements was not material. The December 31, 2020 balance sheet was revised to correct the errors.

The table below sets forth the impact of the revision on the previously issued consolidated balance sheet:

	December 31, 2020
	As Previously	(i)	(ii)	(iii)
	Reported	Adjustments	Adjustments	Adjustments	As Adjusted
ASSETS
Accounts receivable, net	1,850,499	—	212,722	—	2,063,221
Total current assets	25,133,704	—	212,722	—	25,346,426
Deferred tax assets	8,007,633	22,154	(44,672)	(43,679)	7,941,436
Total assets	$65,732,843	$22,154	$168,050	$(43,679)	$65,879,368

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred revenue from company clinics	3,905,200	296,348		(524,993)	3,676,555
Total current liabilities	18,685,644	296,348	—	(524,993)	18,456,999
Total liabilities	44,981,760	296,348	—	(524,993)	44,753,115
Stockholders' equity:
Accumulated deficit	(20,470,081)	(274,194)	168,050	481,314	(20,094,912)
Total The Joint Corp. stockholders' equity	20,750,983	(274,194)	168,050	481,314	21,126,152
Total equity	20,751,083	(274,194)	168,050	481,314	21,126,252
Total liabilities and stockholders' equity	$65,732,843	$22,154	$168,050	$(43,679)	$65,879,368
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
The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Franchised clinics:	2022	2021	2022	2021
Clinics open at beginning of period	662	555	610	515
Opened during the period	33	28	91	76
Acquired during the period	1	—	1	—
Sold during the period	(4)	—	(8)	(8)
Closed during the period	(2)	—	(4)	—
Clinics in operation at the end of the period	690	583	690	583

	Three Months Ended September 30,		Nine Months Ended September 30,
Company-owned or managed clinics:	2022	2021	2022	2021
Clinics open at beginning of period	107	78	96	64
Opened during the period	5	5	12	11
Acquired during the period	4	—	8	8
Sold during the period	(1)	—	(1)	—
Closed during the period	—	—	—	—
Clinics in operation at the end of the period	115	83	115	83

Total clinics in operation at the end of the period	805	666	805	666

Clinic licenses sold but not yet developed	212	252	212	252
Licenses for future clinics subject to executed letters of intent	40	43	40	43
Variable Interest Entities
Certain states prohibit the “corporate practice of chiropractic,” which restricts business corporations from practicing chiropractic care by exercising control over clinical decisions by chiropractic doctors. In states which prohibit the corporate practice of chiropractic, the Company typically enters into long-term management agreements with professional corporations (“PCs”) that are owned by licensed chiropractic doctors, which, in turn, employ or contract with doctors who provide professional chiropractic care in its clinics. Under these management agreements with PCs, the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. The Company has entered into such management agreements with three PCs, including one in Kansas, in connection with the opening of company-managed clinics in August 2022. An entity deemed to be the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. In accordance with relevant accounting guidance, these PCs were determined to be VIEs. Such PCs are VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. Additionally, the Company has determined that it has the ability to direct the activities that most significantly impact the performance of these PCs and have an obligation to absorb losses or receive benefits which could potentially be significant to the PCs. Accordingly, the PCs are variable interest entities for which the Company is the primary beneficiary and are consolidated by the Company. The carrying amount of the VIEs’ assets and liabilities was immaterial as of September 30, 2022 and December 31,

2021, except for their payroll liability balances and amounts collected in advance for membership and wellness packages, which are recorded as deferred revenue. The VIEs’ payroll liability balances as of September 30, 2022 and December 31, 2021 were $0.8 million and $0.4 million, respectively. The VIE's deferred revenue liability balances as of September 30, 2022 and December 31, 2021 were $3.7 million and $3.5 million, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.
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
Accounts Receivable
Accounts receivable primarily represent amounts due from franchisees for royalty fees. The Company records an allowance for credit losses as a reduction to its accounts receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of the Company’s franchisees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions, as well as the Company’s expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2022 and December 31, 2021, the Company had credit losses of $0.
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. During the three and nine months ended September 30, 2022, an operating lease ROU asset related to a closed clinic with a total carrying amount of approximately $250,000 was written down to zero. As a result, the Company recorded a noncash impairment loss of approximately $250,000 during the three and nine months ended September 30, 2022. During the nine months ended September 30, 2021, certain operating lease ROU assets related to closed clinics with a total carrying amount of $0.5 million were written down to their fair value of $0.4 million. As a result, the Company recorded a noncash impairment loss of approximately $0.1 million during the nine months ended September 30, 2021.
In connection with the sale of two company managed clinics to franchisees the Company reclassified $288,192 of property and equipment and $359,807 of ROU assets to Assets held for sale and reclassified $428,593 of ROU liability and $54,351 of deferred revenue from company clinics to Liabilities to be disposed of, in the consolidated balance sheet as of June 30, 2022. Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. As a result, the Company recorded a valuation allowance of $60,580 to adjust the carrying value of the disposal group to fair value less cost to sell during the nine months ended September 30, 2022. One of the two clinics was sold during August 2022, and the second clinic was sold in October 2022.
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
Royalties and Advertising Fund Revenue. The Company collects royalties from its franchisees, as stipulated in the franchise agreement, equal to 7% of gross sales and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The revenue accounting standard provides an exception for the recognition of sales-based royalties promised in exchange for a license (which generally requires the reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price). As the franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to the Company’s performance obligation under the franchise agreement, such royalties are recognized as franchisee clinic level sales occur. Royalties are collected semi-monthly, two working days after each sales period has ended.
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
Regional Developer Fees. The Company has a regional developer program where regional developers are granted an exclusive geographical territory and commit to a minimum development obligation within that defined territory. Regional developer fees paid to the Company are non-refundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. The Company’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services provided by the Company are highly interrelated with the development of the territory and the resulting franchise licenses sold by the regional developer and as such are considered to represent a single performance obligation. In addition, regional developers receive fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Initial fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur. This 3% fee is funded by the 7% royalties collected from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements. The Company did not enter into any new regional developer agreements during the nine months ended September 30, 2022 and 2021.
Capitalized Sales Commissions. Sales commissions earned by the regional developers and the Company’s sales force are considered incremental and recoverable costs of obtaining a franchise agreement with a franchisee. These costs are deferred and then amortized as the respective franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $1,444,783 and $3,763,351 for the three and nine months ended September 30, 2022, respectively. Advertising expenses were $1,170,668 and $3,147,885 for the three and nine months ended September 30, 2021, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$491,113	$1,937,095	$630,058	$6,935,751

Weighted average common shares outstanding - basic	14,512,856	14,388,905	14,474,323	14,286,818
Effect of dilutive securities:
Unvested restricted stock and stock options	316,773	581,423	403,727	644,941
Weighted average common shares outstanding - diluted	14,829,629	14,970,328	14,878,050	14,931,759

Basic earnings per share	$0.03	$0.13	$0.04	$0.49
Diluted earnings per share	$0.03	$0.13	$0.04	$0.46
The following common stock equivalents were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted average dilutive securities:	2022	2021	2022	2021
Restricted stocks	—	—	—	—
Stock options	77,485	601	41,293	35,293
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
Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees
The Company currently franchises its concept across 38 states and the District of Columbia. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
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
Disaggregation of Revenue
The Company believes that the captions contained on the condensed consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the three and nine months ended September 30, 2022 and 2021. Other revenues primarily consist of preferred vendor royalties associated with franchisees' credit card transactions.
Rollforward of Contract Liabilities and Contract Assets
Changes in the Company's contract liability for deferred franchise and regional development fees during the nine months ended September 30, 2022 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2021	$18,650,813
Revenue recognized that was included in the contract liability at the beginning of the year	(2,397,451)
Net increase during the nine months ended September 30, 2022	2,325,811
Balance at September 30, 2022	$18,579,173

The Company's deferred franchise and development costs represent capitalized sales commissions. Changes during the nine months ended September 30, 2022 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2021	$6,500,007
Cost of revenue recognized that was included in the contract asset at the beginning of the year	(777,114)
Net increase during the nine months ended September 30, 2022	931,334
Balance at September 30, 2022	$6,654,227
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2022:

Contract liabilities expected to be recognized in	Amount
2022 (remainder)	$779,185
2023	2,904,946
2024	2,657,763
2025	2,460,418
2026	2,359,896
Thereafter	7,416,965
Total	$18,579,173

Note 3: Acquisition and Assets Held for Sale
Acquisition
On May 19, 2022, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller four operating franchises in Arizona. The Company operates the franchises as company-owned clinics. The total purchase price for the transaction was $5,761,256, less $70,484 of net deferred revenue, resulting in total purchase consideration of $5,690,772.
On July 5, 2022, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller one operating franchise in Arizona (collectively, including the May 19th purchase, the “AZ Clinics Purchase”). The Company operates the franchise as a company-owned clinic. The total purchase price for the transaction was $1,205,667 less $13,241 of net deferred revenue, resulting in total purchase consideration of $1,192,426.
Based on the terms of the purchase agreements, the AZ Clinics Purchase has been treated as a business combination under U.S. GAAP using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
The allocation of the total purchase price of AZ Clinics Purchase was as follows:

Property and equipment	$241,511
Operating lease right-of-use asset	912,937
Intangible assets	3,689,100
Total identifiable assets acquired	4,843,548
Goodwill	3,408,205
Deferred revenue	(455,317)
Operating lease liability - current portion	(128,516)
Operating lease liability - net of current portion	(784,722)
Net purchase consideration	$6,883,198
Intangible assets in the table above consist of re-acquired franchise rights of $2,892,100 amortized over estimated useful lives of approximately four to eight years and customer relationships of $797,000 amortized over estimated useful lives of two to three years. The fair value of re-acquired franchise rights are estimated using the multi-period excess earnings method. The multi-period excess earnings method model estimates revenues and cash flows derived from the primary asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as assembled workforce and working capital that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the primary asset acquired, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. Customer relationships are also calculated using the multi-period excess earnings method.
Goodwill represents the excess of the purchase consideration over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included synergies and benefits expected to be gained from leveraging the Company’s existing operations and infrastructures, as well as the expected associated revenue and cash flow projections. Goodwill has been allocated to the Company’s Corporate Clinics segment based on such expected benefits. Goodwill related to the acquisition is expected to be deductible for income tax purposes over 15 years. The Company expects to finalize the purchase price allocation during the fourth quarter of 2022.
On July 29, 2022, the Company entered into Asset and Franchise Purchase Agreements under which the Company repurchased from the sellers three operating franchises in North Carolina (the “NC Clinics Purchase”). The Company operates the franchises as company-managed clinics. The total purchase price for the transactions was $1,317,312, less $31,647 of net deferred revenue, resulting in total purchase consideration of $1,285,665.

Based on the terms of the purchase agreement, the NC Clinics Purchase has been treated as asset purchases under U.S. GAAP as there were no outputs or processes to generate outputs acquired as part of this transaction. Under an asset purchase, assets are recognized based on their cost to the acquiring entity. Cost is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill.

The allocation of the purchase price for the NC Clinics Purchase was as follows:

Property and equipment	$142,395
Operating lease right-of-use asset	122,641
Intangible assets	1,299,607
Total identifiable assets acquired	1,564,643
Deferred revenue	(153,176)
Operating lease liability - current portion	(85,414)
Operating lease liability - net of current portion	(40,388)
Net purchase consideration	$1,285,665

Intangible assets in the table above consist of re-acquired franchise rights of $546,033 amortized over estimated useful lives of approximately two to four years, customer relationships of $426,489 amortized over estimated useful lives of approximately three to four years, and assembled workforce of $327,085 amortized over an estimated useful life of two years.

Pro Forma Results of Operations (Unaudited)
The following table summarizes selected unaudited pro forma consolidated income statements for the three and nine months ended September 30, 2022 and 2021 as if both the AZ Clinics Purchase (which has been accounted for as a business combination) and the NC Clinics Purchase (which has been accounted for as an asset purchase) had been completed on January 1, 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues, net	$26,706,585	$22,154,271	$76,417,098	$62,093,498
Net income	498,670	1,772,429	400,324	6,561,995
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
The Company’s condensed consolidated income statements for the three and nine months ended September 30, 2022 include net revenue and net income of acquired clinics in Arizona and North Carolina as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Revenues, net	$1,093,373	$1,615,858
Net income	228,625	509,000
Assets Held for Sale
In May 2022, the Company entered into two separate letters of intent to sell two of its company-managed clinics in California to two existing franchisees for a combined total of $105,200. One of the two clinics was sold during August 2022, and the second clinic was sold in October 2022. These transactions do not represent a strategic shift for the Company, and, therefore, it does not meet the criteria to be classified as a discontinued operation. As a result, the results of these two clinics were reported in the Company’s operating results and in its Corporate Clinics segment until the sales were finalized. Effective with the designation as held for sale in June 2022, the Company discontinued recording depreciation on Property and equipment, net and amortization of ROU assets for these two clinics as required by U.S. GAAP. The Company also separately classified the related assets and liabilities of the clinics as held for sale in its June 30, 2022 condensed consolidated balance sheet. Assets and liabilities held for sale as of September 30, 2022 represent the assets and liabilities of the second clinic sold in October 2022.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, the Company recorded an estimated loss on disposal of $60,580 during the nine months ended September 30, 2022 as Net loss on disposition or impairment in its condensed consolidated income statement and a valuation allowance included in assets held for sale on its condensed consolidated balance sheet.

The principal components of the held for sale assets and liabilities as of September 30, 2022 were as follows:

September 30, 2022
Assets
Property and equipment, net	$137,971
Operating lease right-of-use asset	165,996
Valuation allowance	(60,580)
Total assets held for sale	$243,387

Liabilities
Operating lease liability, current and non-current	$(187,808)
Deferred revenue from company clinics	(35,479)
Total liabilities to be disposed of	$(223,287)

Note 4: Property and Equipment
Property and equipment consist of the following, excluding amounts related to properties classified as held for sale:

	September 30, 2022	December 31, 2021
Office and computer equipment	$4,693,398	$3,704,425
Leasehold improvements	16,064,014	13,457,765
Software developed	5,649,332	5,044,339
Finance lease assets	151,396	267,252
	26,558,140	22,473,780
Accumulated depreciation and amortization	(11,872,077)	(9,184,932)
	14,686,063	13,288,847
Construction in progress	1,523,988	1,100,099
Property and equipment, net	$16,210,051	$14,388,946
Depreciation expense was $1,046,495 and $700,953 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $2,866,745 and $1,506,660 for the nine months ended September 30, 2022 and 2021, respectively.
Amortization expense related to finance lease assets was $7,570 and $21,797 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to finance lease assets was $48,001 and $63,506 for the nine months ended September 30, 2022 and 2021, respectively.
Construction in progress at September 30, 2022 and December 31, 2021 principally related to development and construction costs for the Company-owned or managed clinics.
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
As of September 30, 2022, and December 31, 2021, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
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
During the three and nine months ended September 30, 2022, an operating lease ROU asset related to a closed clinic with a total carrying amount of approximately $250,000 was written down to zero. The associated operating lease liability had a life of 39 months as of September 30, 2022. However, the ROU asset was fully impaired due to the abandonment of the lease as of September 30, 2022. The Company considers the ROU asset as abandoned as it lacks the ability to sublease the underlying asset and obtain economic benefits. As a result, the Company recorded a noncash impairment loss of approximately $250,000 during the three and nine months ended September 30, 2022.
During the nine months ended September 30, 2021, certain operating lease ROU assets related to closed clinics with a total carrying amount of $0.5 million were written down to their fair value of $0.4 million. Fair value of the Company's operating lease right-of-use assets was determined based on the discounted cash flows of the estimated market rents. As a result, the Company recorded a noncash impairment loss of approximately $0.1 million during the nine months ended September 30, 2021.
In connection with the sale of two company managed clinics to franchisees the Company reclassified $288,192 of property and equipment and $359,807 of ROU assets to Assets held for sale and reclassified $428,593 of ROU liability and $54,351 of deferred revenue from company clinics to Liabilities to be disposed of, in the consolidated balance sheet as of June 30, 2022. Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. As a result, the Company recorded a valuation allowance of $60,580 to adjust the carrying value of the disposal group to fair value less cost to sell during the nine months ended September 30, 2022. The estimated fair value of assets held for sale was based upon Level 2 inputs, which include negotiated letters of intent and the final sale price. One of the two clinics was sold during August 2022, and the second clinic was sold in October 2022.
All of the aforementioned impairment charges are recorded in the Corporate Clinics segment in Net loss (gain) on disposition or impairment in the condensed consolidated income statement.
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
During 2022, the Company recognized $3,438,133, $1,223,489, and $327,085 of reacquired franchise rights, customer relationships, and assembled workforce, respectively, from the acquisitions (reference Note 3).
Intangible assets consisted of the following:

	As of September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$10,233,998	$(4,277,349)	$5,956,649
Customer relationships	3,826,495	(2,076,027)	1,750,468
Reacquired development rights	6,603,303	(4,478,565)	2,124,738
Assembled workforce	386,397	(55,746)	330,651
	$21,050,193	$(10,887,687)	$10,162,506

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$6,795,865	$(3,153,037)	$3,642,828
Customer relationships	2,603,006	(1,587,443)	1,015,563
Reacquired development rights	4,406,221	(3,715,594)	690,627
Assembled workforce	59,311	(4,939)	54,372
	$13,864,403	$(8,461,013)	$5,403,390
Amortization expense related to the Company’s intangible assets was $957,703 and $939,505 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $2,426,674 and $2,704,974 for the nine months ended September 30, 2022 and 2021, respectively.
Estimated amortization expense for 2022 and subsequent years is as follows:

Amount
2022 (remainder)	$914,765
2023	3,021,310
2024	2,159,463
2025	1,596,470
2026	1,333,885
Thereafter	$1,136,613
Total	$10,162,506

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
On February 28, 2022, the Company entered into an amendment to its Credit Facilities (as amended, the “2022 Credit Facility”) with the Lender. Under the 2022 Credit Facility, the Revolver increased to $20,000,000 (from $2,000,000), the portion of the Revolver available for letters of credit increased to $5,000,000 (from $1,000,000), the uncommitted additional amount increased to $30,000,000 (from $2,500,000) and the developmental line of credit of $5,500,000 was terminated. The Revolver will be used for working capital needs, general corporate purposes and for acquisitions, development and capital improvement uses. At the option of the Company, borrowings under the 2022 Credit Facility bear interest at: (i) the adjusted Secured Overnight Financing Rate ("SOFR"), which is the daily simple SOFR plus 0.10%, plus 1.75%, payable on the last day of the selected interest period of one, three or six months, and on the three-month anniversary of the beginning of any six month interest period, if applicable; or (ii) an Alternative Base Rate (ABR), plus 1.00%, payable monthly. The ABR is the greatest of: (A) the prime rate (as published by the Wall Street Journal), (B) the Federal Reserve Bank of New York rate, plus 0.5%, and (C) the adjusted one-month term SOFR rate. Amounts outstanding under the Revolver on February 28, 2022 continued to bear interest at the rate selected under the Credit Facilities prior to the amendment until the last day of the interest period in effect, at which time, if not repaid, the amounts outstanding under the Revolver will bear interest at the 2022 Credit Facility rate. As a result of this refinance, $2,000,000 of current maturity of long-term debt has been reclassified to long-term as of December 31, 2021. The 2022 Credit Facility will terminate and all principal and interest will become due and payable on the fifth anniversary of the amendment (February 28, 2027).

The Credit Facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; and certain fundamental changes such as a merger or sale of substantially all assets (as further defined in the Credit Facilities). The Credit Facilities require the Company to comply with customary affirmative, negative and financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the Credit Facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. The Credit Facilities are collateralized by substantially all of the Company’s assets, including the assets in the Company’s company-owned or managed clinics. The interest rate on funds borrowed under the Revolver as of September 30, 2022 was 3.90%. As of September 30, 2022, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement, and $2,000,000 remains outstanding as of September 30, 2022.

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
Note 8: Stock-Based Compensation
The Company grants stock-based awards under its 2014 Incentive Stock Plan (the “2014 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock. The Company may grant the following types of incentive awards under the 2014 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2014 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, and such other terms and conditions as the plan committee determines. Awards granted under the 2014 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s consolidated balance sheets. Through December 31, 2021, the Company has granted under the 2014 Plan

(i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stocks. There were no stock appreciation rights and restricted stock units granted under the 2014 Plan as of September 30, 2022.
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
The Company did not grant options during the three and nine months ended September 30, 2022. The Company has computed the fair value of all options granted using the Black-Scholes-Merton model during the nine months ended September 30, 2021 using the following assumptions:

Nine Months Ended September 30,
2021
Expected volatility	56.6% to 56.9%
Expected dividends	None
Expected term (years)	7
Risk-free rate	0.97% to 1.15%
Forfeiture rate	5%
The information below summarizes the stock options activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	595,089	$9.72	5.9
Granted	—	—
Exercised	(41,865)	8.65
Forfeited	(11,538)	24.40
Expired	(2,148)	23.34
Outstanding at September 30, 2022	539,538	$9.43	5.0
Exercisable at September 30, 2022	447,457	$6.45	4.5
For the three months ended September 30, 2022 and 2021, stock-based compensation expense for stock options was $113,324 and $179,111, respectively. For the nine months ended September 30, 2022 and 2021, stock-based compensation expense for stock options was $420,680 and $506,159, respectively.
Restricted Stock
Restricted stocks granted to employees generally vest in four equal annual installments. Restricted stocks granted to non-employee directors typically vest in full one year after the date of grant.
The information below summarizes the restricted stock activity for the nine months ended September 30, 2022:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2021	27,720	$28.51
Granted	68,125	29.47
Vested	(15,055)	30.64
Forfeited	(5,586)	28.92
Non-vested at September 30, 2022	75,204	$28.92
For the three months ended September 30, 2022 and 2021, stock-based compensation expense for restricted stock was $192,491 and $117,739, respectively. For the nine months ended September 30, 2022 and 2021, stock-based compensation expense for restricted stock was $548,882 and $320,749, respectively.
Note 9: Income Taxes
During the three months ended September 30, 2022 and 2021, the Company recorded income tax benefit of $15,876 and $614,356, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded income tax expense (benefit) of $106,527 and $(1,644,496), respectively. The Company’s effective tax rates differ from the federal statutory tax rate due to permanent differences and state taxes. The negative effective tax rate for the three months ended September 30, 2022 was mostly driven by excess tax benefits from exercise of stock options and discrete items for the quarter. The negative effective tax rates for the three and nine months ended September 30, 2021 were primarily driven by excess tax benefits from exercise of stock options.
Note 10: Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the three and nine months ended September 30, 2022 and 2021:

	Line Item in the Company’s Condensed Consolidated Income Statements	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Finance lease costs:
Amortization of assets	Depreciation and amortization	$7,570	$21,797	$48,001	$63,506
Interest on lease liabilities	Other expense, net	1,015	2,132	3,564	7,225
Total finance lease costs		8,585	23,929	51,565	70,731
Operating lease costs	General and administrative expenses	1,426,010	$1,201,547	4,138,801	$3,221,145
Total lease costs		$1,434,595	$1,225,476	$4,190,366	$3,291,876

Supplemental information and balance sheet location related to leases (excluding amounts related to leases classified as held for sale) is as follows:

	September 30, 2022	December 31, 2021
Operating Leases:
Operating lease right-of -use asset	$19,046,081	$18,425,914
Operating lease liability - current portion	$4,969,470	$4,613,843
Operating lease liability - net of current portion	17,427,096	16,872,093
Total operating lease liability	$22,396,566	$21,485,936
Finance Leases:
Property and equipment, at cost	$151,396	$267,252
Less accumulated amortization	(80,083)	(147,937)
Property and equipment, net	$71,313	$119,315
Finance lease liability - current portion	24,175	49,855
Finance lease liability - net of current portion	69,713	87,939
Total finance lease liabilities	$93,888	$137,794
Weighted average remaining lease term (in years):
Operating leases	5.4	5.4
Finance lease	3.6	3.6
Weighted average discount rate:
Operating leases	4.5%	4.6%
Finance leases	4.3%	4.8%
Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$4,309,229	$3,069,797
Operating cash flows from finance leases	3,564	7,225
Financing cash flows from finance leases	43,907	59,285

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$4,402,229	$6,232,875
Finance lease	—	15,140
`

Maturities of lease liabilities as of September 30, 2022 were as follows:

	Operating Leases	Finance Lease
2022 (remainder)	$1,520,692	$6,900
2023	5,661,042	27,600
2024	5,051,926	27,600
2025	4,589,077	27,600
2026	2,768,973	11,500
Thereafter	5,537,408	—
Total lease payments	$25,129,118	$101,200
Less: Imputed interest	(2,732,552)	(7,312)
Total lease obligations	22,396,566	93,888
Less: Current obligations	(4,969,470)	(24,175)
Long-term lease obligation	$17,427,096	$69,713
During the second quarter of 2022, the Company entered into various operating leases that have not yet commenced for spaces to be used by the Company’s new corporate clinics. These leases are expected to result in additional ROU assets and liabilities of approximately $1.5 million. These leases are expected to commence during the last quarter of 2022 and the first quarter of 2023, with lease terms of five to ten years.
Guarantees in Connection with the Sale of the Divested Business
In connection with the sale of a corporate managed clinic, the Company guaranteed a future operating lease commitment assumed by the buyer. The Company is obligated to perform under the guarantee if the buyer fails to perform under the lease agreement at any time during the remainder of the lease agreement, which expires on May 31, 2027. As of September 30, 2022, the undiscounted maximum potential future payments under the lease guarantee were $247,296. During the nine months ended September 30, 2022, the buyer had performed under the lease agreement. The Company has not recorded a liability with respect to the guarantee obligation as of September 30, 2022, as the Company concluded that payment under the lease guarantee was not probable.
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
The Company has two operating business segments and one non-operating business segment. The Corporate Clinics segment is composed of the operating activities of the company-owned or managed clinics. As of September 30, 2022, the Company operated or managed 115 clinics under this segment. The Franchise Operations segment is composed of the operating activities of the franchise business unit. As of September 30, 2022, the franchise system consisted of 690 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.
The tables below present financial information for the Company’s two operating business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2022	2021	2022	2021
Corporate clinics	$15,836,327	$11,634,009	$42,936,298	$32,537,942
Franchise operations	10,766,673	9,357,612	31,162,558	26,220,441
Total revenues	$26,603,000	$20,991,621	$74,098,856	$58,758,383

Depreciation and amortization:
Corporate clinics	1,736,757	1,538,251	4,543,253	3,879,786
Franchise operations	189,426	165,475	549,161	166,159
Corporate administration	85,585	(41,471)	249,006	229,195
Total depreciation and amortization	$2,011,768	$1,662,255	$5,341,420	$4,275,140

Segment operating income (loss):
Corporate clinics	$(291,866)	$1,241,081	$(417,313)	$4,415,793
Franchise operations	5,195,558	4,156,829	13,803,845	11,887,071
Total segment operating income	$4,903,692	$5,397,910	$13,386,532	$16,302,864

Reconciliation of total segment operating income to consolidated earnings before income taxes:

Total segment operating income	$4,903,692	$5,397,910	$13,386,532	$16,302,864
Unallocated corporate	(4,403,220)	(4,059,032)	(12,589,279)	(10,957,559)
Consolidated income from operations	500,472	1,338,878	797,253	5,345,305
Other expense, net	(25,235)	(16,139)	(60,668)	(54,050)
Income before income tax benefit	$475,237	$1,322,739	$736,585	$5,291,255

Segment assets:	September 30, 2022	December 31, 2021
Corporate clinics	$52,689,649	$40,722,898
Franchise operations	13,057,205	12,593,912
Total segment assets	65,746,854	53,316,810

Unallocated cash and cash equivalents	10,272,112	19,912,338
Unallocated property and equipment	900,494	857,176
Other unallocated assets	11,371,938	11,367,885
Total assets	$88,291,398	$85,454,209
“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.
Note 12: Other Comments
COVID-19 Update
As a provider of an essential healthcare service, the Company has substantially maintained its operations, without significant disruption to serve its patients and franchisees, demonstrating top-line growth while managing through the effect of the COVID-19 pandemic to-date. Throughout the pandemic, the Company has generally maintained its workforce and operational capacity, as well as investments in brand building. The effects of COVID-19 continue to evolve, and the Company is unable to accurately predict the future potential impacts of the pandemic on its business and operations due to uncertainties including, but not limited to, recurrence of the disease, actions taken by governmental authorities in response to the evolving pandemic, any ongoing effects on patient behavior and spending patterns or other direct and indirect impacts of the pandemic such as supply chain disruptions. Until the COVID-19 pandemic has been fully resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state, or local authorities or that it determines are in the best interests of its employees and patients.

Note 13: Subsequent Events
On October 12, 2022, the Company entered into an agreement under which the Company repurchased the right to develop franchises in various counties in the Philadelphia area. The total consideration for the transaction was $225,000. The Company carried a deferred revenue balance associated with this transaction of $73,757, representing the unrecognized fee collected upon the execution of the regional developer agreement. The Company accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price. The Company recognized the net amount of $151,243 as reacquired development rights on October 12, 2022, which is amortized over the remaining original contract period of approximately 4.2 years.
On October 13, 2022, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller an operating franchise in North Carolina. The Company operates the franchise as a company-managed clinic. The total purchase price for the transaction was $772,000, less $5,108 of net deferred revenue, resulting in total purchase consideration of $766,892.
On October 24, 2022, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller an operating franchise in North Carolina. The Company operates the franchise as a company-managed clinic. The total purchase price for the transaction was $1,400,000, less $9,262 of net deferred revenue, resulting in total purchase consideration of $1,390,738.
Employee Retention Credit

In October 2022, the Company filed an application with the Internal Revenue Service for an Employee Retention Credit in an amount of approximately $4.7 million. The Employee Retention Credit, originally included in the CARES Act in 2020 and subsequently modified by Congress, is a refundable tax credit against certain employment taxes equal to 50-70% of the qualified wages an eligible employer pays to its employees. The Company’s application was filed with respect to the modification of operations and partial suspension of business operations due to a governmental order and the related wages paid between the period of January 1, 2021 and June 30, 2021. There is no assurance that the Company will qualify for this credit or when, or in what amount, the application will be approved.
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
•our IT security systems may be breached, and we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain patients; and
•legislation, regulations, as well as new medical procedures and techniques, could reduce or eliminate our competitive advantages.

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
Key Performance Measures.  We receive monthly performance reports from our system and our clinics which include key performance indicators per clinic including gross sales, comparable same-store sales growth, or “Comp Sales,” number of new patients, conversion percentage, and membership attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales, adjusted EBITDA, and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. System-wide sales include sales at all clinics, whether operated by us or by franchisees. While franchised sales are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base. Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment. There was no bargain purchase gain for the three and nine months ended September 30, 2022 and 2021.
Key Clinic Development Trends.   As of September 30, 2022, we and our franchisees operated or managed 805 clinics, of which 690 were operated or managed by franchisees and 115 were operated as company-owned or managed clinics. Of the 115 company-owned or managed clinics, 54 were constructed and developed by us, and 61 were acquired from franchisees.
Our current strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy, and continue to expand our corporate clinic portfolio within clustered locations. The number of franchise licenses sold for the year ended December 31, 2021 was 156, compared with 121 and 126 licenses for the years ended December 31, 2020 and 2019, respectively. We ended the first nine months of 2022 with 19 regional developers who were responsible for 62% of the 58 licenses sold during the period. This strong result reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.

In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the accelerated development of greenfield units and the further selective acquisition of existing franchised clinics. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. During the quarter ended September 30, 2022, we opened five greenfield clinics, and as of September 30, 2022, we executed 8 leases for future greenfield clinic locations for further greenfield expansion.
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
Recent Events and COVID-19 Update
Recent events that may impact our business include unfavorable global economic or political conditions, such as the ongoing COVID-19 pandemic, the Ukraine War, and inflation and other cost increases. We anticipate that the remainder of 2022 will continue to be a volatile macroeconomic environment. As of the date of this Quarterly Report, we have not experienced a significant negative impact on our revenues and profitability due to the direct impact of the COVID-19 pandemic. However, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, the severity and duration of the pandemic, the continued availability and effectiveness of vaccines and actions taken by government authorities, including restrictions, laws or regulations, and other third parties in response to the pandemic.

The primary inflationary factor affecting our operations is labor costs. In the fourth quarter of 2021 and the first nine months of 2022, company-owned or managed clinics were negatively impacted by wage increases, which increased our general and administrative expenses. Further, should we fail to continue to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our patient service to suffer. We expect elevated levels of cost inflation to persist for the remainder of 2022. While we anticipate that these headwinds will be partially mitigated by pricing actions taken in response to inflation, there can be no assurance that we will be able to continue to do so in the future. A continued increase in labor costs could have an adverse effect on our operating costs, financial condition and results of operations.

Also, the Ukraine War and the sanctions imposed on Russia in response to this conflict have increased global economic and political uncertainty. In addition, the increase in interest rates and the expectation that interest rates will continue to rise may adversely affect patients' financial conditions, resulting in reduced spending on our services. While the impact of these factors continues to remain uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

Other Significant Events and/or Recent Developments
For the three months ended September 30, 2022, compared to the prior year period:
•Comp Sales of clinics that have been open for at least 13 full months increased 6%.

•Comp Sales for mature clinics open 48 months or more increased 2%.

•System-wide sales for all clinics open for any amount of time grew 18%.
On October 24, 2022, we entered into an Asset and Franchise Purchase Agreement under which we repurchased from the seller an operating franchise in North Carolina. We operate the franchise as a company-managed clinic. The total purchase price for the transaction was $1,400,000, less $9,262 of net deferred revenue, resulting in total purchase consideration of $1,390,738.
On October 12, 2022, we entered into an agreement under which we repurchased the right to develop franchises in various counties in the Philadelphia area. The total consideration for the transaction was $225,000. We carried a deferred revenue balance associated with this transaction of $73,757, representing the unrecognized fee collected upon the execution of the regional developer agreement. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price. We recognized the net amount of $151,243 as reacquired development rights on October 12, 2022, which is amortized over the remaining original contract period of approximately 4.2 years.
On October 13, 2022, we entered into an Asset and Franchise Purchase Agreement under which we repurchased from the seller one operating franchise in North Carolina. We operate the franchise as a company-managed clinic. The total purchase price for the transaction was $772,000, less $5,108 of net deferred revenue, resulting in total purchase consideration of $766,892.
On July 29, 2022, we entered into an Asset and Franchise Purchase Agreements under which we repurchased from the sellers three operating franchises in North Carolina. We operate the franchises as company-managed clinics. The total purchase price for the transaction was $1,317,312, less $31,647 of net deferred revenue, resulting in total purchase consideration of $1,285,665. Based on the terms of the purchase agreement, the acquisition has been treated as an asset purchase.
On July 5, 2022, we entered into an Asset and Franchise Purchase Agreement under which we repurchased from the seller an operating franchise in Arizona. We operate the franchise as a company-owned clinic. The total purchase price for the transaction was $1,205,667, less $13,241 of net deferred revenue, resulting in total purchase consideration of $1,192,426. Based on the terms of the purchase agreement, the acquisition has been treated as a business combination under U.S. GAAP using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired will be recorded as goodwill.
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
For the three months ended September 30, 2022, we constructed and developed five new corporate clinics.

2022 Full Year Outlook

•We now expect our revenues to be between $100 million and $102 million, compared to $80.9 million in 2021.
•We now expect our adjusted EBITDA to be between $11.5 million and $12.5 million, compared to $12.6 million in 2021.
•We expect franchised clinic openings to be between 110 and 130, compared to 110 in 2021.
•We expect Company-owned or managed clinics, through a combination of both greenfields and buybacks, to increase by between 30 and 40, compared to 32 in 2021.
We believe we are well positioned to continue our rapid clinic expansion due to, among other things, our resilient business model, planned new clinic openings and expansion of company-owned or managed clinics. However, the long-term impact of COVID-19, increased global economic uncertainty, and the increase in interest rates and the expectation that interest rates will continue to rise, may adversely affect patients' financial conditions, resulting in reduced spending on our services. Rising interest rates would also make it more expensive for a potential franchisee to finance a transaction. These and other uncertainties with respect to these recent events could result in changes to our current expectations.
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
Significant Accounting Polices and Estimates
There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2022 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues - three months ended September 30, 2022 compared with three months ended September 30, 2021
Components of revenues were as follows:

	Three Months Ended September 30,
	2022	2021	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues from company-owned or managed clinics	$15,836,327	$11,634,009	$4,202,318	36.1%
Royalty fees	6,604,653	5,714,637	$890,016	15.6%
Franchise fees	642,405	648,598	$(6,193)	(1.0)%
Advertising fund revenue	1,881,367	1,627,693	$253,674	15.6%
IT related income and software fees	1,109,753	840,969	$268,784	32.0%
Regional developer fees	153,181	209,651	$(56,470)	(26.9)%
Other revenues	375,314	316,064	$59,250	18.7%
Total revenues	$26,603,000	$20,991,621	$5,611,379	26.7%

Consolidated Results
Total revenues increased by $5.6 million, primarily due to the continued expansion and revenue growth of our franchise base and the continued revenue growth and expansion of our company-owned or managed clinics portfolio.
Corporate Clinics
Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of our company-owned or managed clinics portfolio. As of September 30, 2022 and 2021, there were 115 and 83 company-owned or managed clinics in operation, respectively.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of September 30, 2022 and 2021, there were 690 and 583 franchised clinics in operation, respectively.
•Franchise fees revenue was relatively flat as the impact of an increase in executed franchise agreements was more than offset by the impact of accelerated revenue recognition resulting from the terminated franchise license agreements in the prior year period. There were no such comparable events during the third quarter of 2022 .
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Regional developer fees revenue decreased due to the impact of repurchased regional developer rights during the first half of 2022.
•Other revenues primarily consisted of merchant income associated with credit card transactions.
Total Revenues - nine months ended September 30, 2022 compared with nine months ended September 30, 2021
Components of revenues were as follows:

	Nine Months Ended September 30,
	2022	2021	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues from company-owned or managed clinics	$42,936,298	$32,537,942	$10,398,356	32.0%
Royalty fees	19,024,799	15,816,500	$3,208,299	20.3%
Franchise fees	1,970,256	1,967,680	$2,576	0.1%
Advertising fund revenue	5,417,840	4,521,342	$896,498	19.8%
IT related income and software fees	3,166,732	2,387,543	$779,189	32.6%
Regional developer fees	524,923	642,041	$(117,118)	(18.2)%
Other revenues	1,058,008	885,335	$172,673	19.5%
Total revenues	$74,098,856	$58,758,383	$15,340,473	26.1%
Consolidated Results
Total revenues increased by $15.3 million, primarily due to the continued expansion and revenue growth of our franchise base and of our company-owned or managed clinics portfolio.
Corporate Clinics

Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of our company-owned or managed clinics portfolio. As of September 30, 2022 and 2021, there were 115 and 83 company-owned or managed clinics in operation, respectively.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of September 30, 2022 and 2021, there were 690 and 583 franchised clinics in operation, respectively.
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
•Regional developer fees revenue decreased due to the impact of repurchased regional developer rights during the first and second quarters of 2022.
•Other revenues primarily consisted of merchant income associated with credit card transactions.

Cost of Revenues	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	2,490,276	2,300,122	$190,154	8.3%
Nine Months Ended September 30,	7,230,092	6,103,976	$1,126,116	18.4%
For the three months ended September 30, 2022, as compared with the three months ended September 30, 2021, the total cost of revenues increased, primarily due to an increase in regional developer royalties and sales commissions of $0.2 million. For the nine months ended September 30, 2022, as compared with the nine months ended September 30, 2021, the total cost of revenues increased, primarily due to an increase in regional developer royalties and sales commissions of $0.8 million and an increase in website hosting costs of $0.2 million.
Selling and Marketing Expenses

Selling and Marketing Expenses	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	3,539,287	2,881,575	$657,712	22.8%
Nine Months Ended September 30,	10,666,500	8,503,617	$2,162,883	25.4%

Selling and marketing expenses increased for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, driven by an increase in advertising fund expenditures from a larger franchise base and an increase in local marketing expenditures by the company-owned or managed clinics.
Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	2,011,768	1,662,255	$349,513	21.0%
Nine Months Ended September 30,	5,341,420	4,275,140	$1,066,280	24.9%

Depreciation and amortization expenses increased for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to the depreciation expenses associated with the expansion of our company-owned or managed clinics portfolio in 2021 and 2022. Depreciation and amortization expenses increased for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to depreciation expenses associated with the expansion of our company-owned or managed clinics portfolio in 2021 and 2022 and the new IT platform used by clinics for operations and for the management of operations, which went live in July 2021.
General and Administrative Expenses

General and Administrative Expenses	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	17,796,806	12,812,331	$4,984,475	38.9%
Nine Months Ended September 30,	49,703,451	34,513,378	$15,190,073	44.0%
General and administrative expenses increased for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to the increases in the following to support continued clinic count and revenue growth in both operating segments: (i) payroll and related expenses of $3.7 million, (ii) general overhead and administrative expenses of $1.0 million, and (iii) software and maintenance expense of $0.2 million. General and administrative expenses increased for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to the increases in the following to support continued clinic count and revenue growth in both operating segments: (i) payroll and related expenses of $10.6 million, (ii) general overhead and administrative expenses of $3.1 million, (iii) professional and advisory fees of $1.0 million, and (iv) software and maintenance expense of $0.5 million. As a percentage of revenue, general and administrative expenses during the nine months ended September 30, 2022 and 2021 were 67% and 61%, respectively, reflecting the impact of the greenfields that opened in 2022.
Income from Operations - three months ended September 30, 2022 compared with three months ended September 30, 2021

Three Months Ended September 30,	2022	2021	Change from Prior Year	Percent Change from Prior Year

Income from Operations	500,472	1,338,878	$(838,406)	(62.6)%
Consolidated Results
Consolidated income from operations decreased by $0.8 million for the three months ended September 30, 2022 compared with the three months ended September 30, 2021, primarily due to the increased expenses in the corporate clinics and unallocated corporate segments discussed below.
Corporate Clinics
Our corporate clinics segment had loss from operations of $0.3 million for the three months ended September 30, 2022, a decrease of $1.5 million compared to income from operations of $1.2 million for the prior year period. The decrease was primarily due to:
•A $5.7 million increase in operating expenses due to the increases in the following: (i) payroll-related expenses of $4.1 million due to a higher head count to support the expansion of our corporate clinic portfolio and general wage increases to remain competitive in the current labor market, (ii) selling and marketing expenses of $0.4 million driven by an increase in local marketing expenditures by the company-owned or managed clinics, (iii) depreciation expense associated with the expansion of our company-owned or managed clinics portfolio in 2021 and 2022 of $0.2 million, (iv) general overhead and administrative expenses to support the expansion of our corporate clinic portfolio of $0.7 million, and (v) impairment loss of $0.3 million; partially offset by
•An increase in revenues of $4.2 million from company-owned or managed clinics.
Franchise Operations

Our franchise operations segment had income from operations of $5.2 million for the three months ended September 30, 2022, an increase of $1.0 million, compared to income from operations of $4.2 million for the prior year period. This increase was primarily due to:
•An increase of $1.4 million in total revenues; partially offset by
•An increase of $0.2 million in cost of revenues primarily due to an increase in regional developer royalties and an increase of $0.2 million in operating expenses.
Unallocated Corporate
Unallocated corporate expenses for the three months ended September 30, 2022 increased by $0.3 million compared to the prior year period, primarily due to the increase in general and administrative expenses of $0.2 million and amortization expense of 0.1 million.
Income from Operations - nine months ended September 30, 2022 compared with nine months ended September 30, 2021

Nine Months Ended September 30,	2022	2021	Change from Prior Year	Percent Change from Prior Year

Income from Operations	797,253	5,345,305	$(4,548,052)	(85.1)%
Consolidated Results
Consolidated income from operations decreased by $4.5 million for the nine months ended September 30, 2022 compared with nine months ended September 30, 2021, primarily due to the increased expenses in the corporate clinics and unallocated corporate segments discussed below.
Corporate Clinics
Our corporate clinics segment had loss from operations of $0.4 million for the nine months ended September 30, 2022, a decrease of $4.8 million compared to income from operations of $4.4 million for the prior year period. The decrease was primarily due to:
•A $15.2 million increase in operating expenses due to the increases in the following: (i) payroll-related expenses of $11.0 million due to a higher head count to support the expansion of our corporate clinic portfolio and general wage increases to remain competitive in the current labor market, (ii) depreciation expense associated with the expansion of our company-owned or managed clinics portfolio in 2021 and 2022 of $0.7 million, (iii) selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics of $0.8 million, (iv) general overhead and administrative expenses to support the expansion of our corporate clinic portfolio of $2.4 million, and (v) impairment loss of $0.3 million; partially offset by
•An increase in revenues of $10.4 million from company-owned or managed clinics.
Franchise Operations
Our franchise operations segment had income from operations of $13.8 million for the nine months ended September 30, 2022, an increase of $1.9 million, compared to income from operations of $11.9 million for the prior year period. This increase was primarily due to:
•An increase of $4.9 million in total revenues; partially offset by
•An increase of $1.1 million in cost of revenues, primarily due to an increase in regional developer royalties and website hosting costs and an increase of $1.9 million in operating expenses, primarily due to an increase in: (i) selling and marketing expenses resulting from a larger franchise base of $1.4 million, (ii) depreciation expense associated with the new IT platform of $0.4 million, and (iii) payroll-related expenses of $0.1 million.
Unallocated Corporate

Unallocated corporate expenses for the nine months ended September 30, 2022 increased by $1.6 million compared to the prior year period, primarily due to the increases in professional and advisory fees of $0.8 million and general overhead and administrative expenses of $0.8 million.
Non-GAAP Financial Measures
The table below reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Non-GAAP Financial Data:
Net income	$491,113	$1,937,095	$630,058	$6,935,751
Net interest expense	25,235	16,139	60,668	54,050
Depreciation and amortization expense	2,011,768	1,662,255	5,341,420	4,275,140
Tax (benefit) expense	(15,876)	(614,356)	106,527	(1,644,496)
EBITDA	2,512,240	3,001,133	6,138,673	9,620,445
Stock compensation expense	305,815	296,850	969,562	826,908
Acquisition related expenses	46,712	3,000	78,298	48,346
Loss (gain) on disposition or impairment	264,391	(3,540)	360,140	16,967
Adjusted EBITDA	$3,129,158	$3,297,443	$7,546,673	$10,512,666
Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment. There was no bargain purchase gain for the three and nine months ended September 30, 2022 and 2021. We have provided Adjusted EBITDA because it is a non-GAAP measure of financial performance commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.
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
Liquidity and Capital Resources
As of September 30, 2022, we had unrestricted cash and short-term bank deposits of $10.3 million and $18 million of available capacity under the development line of credit. While the ongoing COVID-19 pandemic and the Ukraine War create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our development line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next twelve months.

While the interruptions, delays and/or cost increases resulting from the ongoing COVID-19 pandemic, political instability and geopolitical tensions, such as the Ukraine War, economic weakness, inflationary pressures, increase in interest rates and other factors have created uncertainty as to general economic conditions for the remainder of 2022 and beyond, as of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2022, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. If the equity and credit markets deteriorate, including as a result of economic weakness, a resurgence of COVID-19, political unrest or war, including the Ukraine War, or any other reason, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Given the ongoing uncertainties described above, the levels of our cash flows from operations for 2022 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities decreased by $6.8 million to $5.7 million for the nine months ended September 30, 2022, compared to $12.5 million for the nine months ended September 30, 2021. The decrease was primarily attributable to an increase in general and administrative expenses over the prior year period and negative change in working capital, which was partially offset by an increase in revenue over the prior year period.
Net cash used in investing activities was $14.9 million and $11.3 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, this included acquisitions of $8.0 million, purchases of property and equipment of $4.3 million and reacquisition and termination of regional developer rights for $2.7 million. For the nine months ended September 30, 2021, this included acquisitions of $4.5 million, purchases of property and equipment of $5.4 million and reacquisition and termination of regional developer rights for $1.4 million.
Net cash provided by financing activities for the nine months ended September 30, 2022 was $0.3 million, primarily from the proceeds from the exercise of stock options, compared to net cash used in financing activities of $2.0 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, this included repayment of the PPP loan of $2.7 million and purchases of treasury stock for $0.7 million, which were partially offset by the proceeds from the exercise of stock options of $1.5 million.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, there were no material changes to the quantitative and qualitative disclosures about market risk appearing in Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our management has concluded the disclosure controls and procedures were not effective as of that date due to material weaknesses in internal control over financial reporting that were identified in our Form 10-K for the year ended December 31, 2021 as described below.
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
Changes in Internal Control over Financial Reporting

Other than remediation actions taken pursuant to our remediation plan referenced above with respect to the material weaknesses in our internal control over financial reporting, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, we are a party to litigation from time to time. We maintain insurance to cover certain litigation and claims. In June 2021, we received a draft complaint from an employee, claiming that we had vicarious and other liability with respect to alleged wrongful acts committed by a former employee. In February 2022, the claim was settled for a total of $750,000. We also recognized a $250,000 insurance recovery asset associated with the settlement. The $500,000 net impact of the settlement was included in our consolidated income statement for the year ended December 31, 2021.

ITEM 1A. RISK FACTORS

We documented our risk factors in Item 1A of Part I of our Form 10-K for the year ended December 31, 2021. Other than the updates identified below, which should be read in conjunction with the risk factors as they appear in such Form 10-K, there have been no material changes to our risk factors since the filing of that report, except for the addition of the following risk factor on inflation and the following update to the risk factor on federal laws and regulations with respect to joint employer liability:

The category of “RISKS RELATED TO OPERATING OUR BUSINESS” has been updated to add the following risk factor:

Inflation, exacerbated by COVID-19 and the Ukraine War, has led to increased labor costs and interest rates and may lead to reduced discretionary spending, all of which may negatively impact our business.
The primary inflationary factor affecting our operations is labor costs. In the fourth quarter of 2021 and the first nine months of 2022, company-owned or managed clinics were negatively impacted by wage increases, which increased our general and administrative expenses and decreased profitability. A continued increase in labor costs could continue to have an adverse impact on profitability and may result in additional price increases to offset their impact. Further, should we fail to continue to increase our wages competitively in response to any continued increase in wage rates, the quality of our workforce could decline, causing our patient services to suffer.
In addition to relief and recovery, our services emphasize preventive and maintenance care, which is generally not a medical necessity, and may be viewed as a discretionary medical expenditure. Discretionary spending is negatively impacted by, among other things, those factors disclosed in this Form 10-Q under the caption “Recent Events and COVID-19 Update” in Management’s Discussion and Analysis of Financial Condition and Results of Operations -- unfavorable global economic or political conditions, such as the ongoing COVID-19 pandemic, the Ukraine War, inflation and other cost increases, and increases in interest rates. As further disclosed under the aforementioned caption, we anticipate that fiscal 2022 will continue to be a volatile macroeconomic environment and expect elevated levels of cost inflation to persist for the remainder of 2022. Reductions in discretionary spending may adversely impact our business, financial condition, or results of operations.
In the event that a continued deterioration of economic conditions causes a significant decrease in demand for our services, this could negatively impact our ability to meet the financial covenants in our credit facility, although we were in compliance as of the end of the first three quarters of 2022 and anticipate remaining in compliance for the remainder of 2022. Furthermore, a deterioration of equity and credit markets may make other debt or equity financing difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, may be more costly or more dilutive. If we are unable to access our credit facility as a result of noncompliance with its covenants or are unable to obtain other debt or equity financing, this could limit our opportunity to acquire more clinics and regional developer rights and to pursue other corporate initiatives.

The category of “RISKS RELATED TO OTHER LEGAL AND REGULATORY MATTERS” has been updated as described below:

The disclosure under the heading “Expected new federal regulations under the Biden administration expanding the meaning of “joint employer” and evolving state laws increase our potential liability for employment law violations by our franchisees and the likelihood that we may be required to participate in collective bargaining with our franchisees’ employees” has been updated to include a discussion of proposed new rules under the National Labor Relations Act (NLRA):
As anticipated, in September 2022, the United States National Labor Relations Board (NLRB) issued a proposed rule, reinstating a more expansive interpretation of “joint employer” under the National Labor Relations Act (NLRA). Under the proposed rule, direct, indirect, or reserved authority to control one or more essential terms and conditions of employment would lead to a finding of joint employer status, regardless of whether the power to control is actually exercised and whether such power is directly or indirectly exercised. The proposed list of essential terms and conditions has been expanded and is non-exhaustive, unlike the earlier rule which provided a defined list. The list now includes workplace health and safety and work rules and directions governing the manner, means, or methods of work performance, in addition to wages, benefits, hours of work, hiring, discipline and the like. In the event of a finding of joint employer status under the NLRA, a franchisor would be required to collectively bargain or otherwise deal with a union that does not represent the franchisor’s own employees, lose the protections against union picketing of neutral employers in the event of a labor disagreement between a franchisee and a franchisee’s employees, and share in liability for labor and employment violations committed by a franchisee.
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

THE JOINT CORP.

Dated: November 4, 2022	By:	/s/ Peter D. Holt
Peter D. Holt President and Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2022	By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer)