Form 10-K
period 2022-12-31
JOINT Corp
filed 2023-03-10
CIK 1612630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $136.9 million as of June 30, 2022 based on the closing sales price of the common stock on the NASDAQ Capital Market.
There were 14,570,879 shares of the registrant’s common stock outstanding as of March 1, 2023.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement relating to its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements and Terminology
The information in this Annual Report on Form 10-K, or this Form 10-K, including this discussion under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” “seek,” “strive,” or the negative of these terms, “mission,” “goal,” “objective,” or “strategy,” or other comparable terminology. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Item 1A of this Form 10-K. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-K. You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. We undertake no obligation to update or revise publicly any forward-looking statements, other than in accordance with legal and regulatory obligations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•the nationwide labor shortage has negatively impacted our ability to recruit chiropractors and other qualified personnel, which may limit our growth strategy, and the measures we have taken in response to the labor shortage have reduced our net revenues;

•inflation, exacerbated by COVID-19 and the Ukraine War, has led to increased labor costs and interest rates and may lead to reduced discretionary spending, all of which may negatively impact our business;

•the COVID-19 pandemic has caused significant disruption to our operations and may continue to impact our business, key financial and operating metrics, and results of operations in numerous ways that remain unpredictable; future widespread outbreaks of contagious disease could similarly disrupt our business;
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
•we may fail to remediate future material weaknesses in our internal controls over financial reporting or may otherwise be unable to maintain an effective system of internal control over financial reporting, which might negatively impact our ability to accurately report our financial results, prevent fraud, or maintain investor confidence;
•we may fail to successfully design and maintain our proprietary and third-party management information systems or implement new systems;
•we may fail to properly maintain the integrity of our data or to strategically implement, upgrade or consolidate existing information systems;

•franchised clinic acquisitions that we make could disrupt our business and harm our financial condition if we cannot continue their operational success or successfully integrate them;
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
•state administrative actions and rulings regarding the corporate practice of chiropractic may jeopardize our business model;
•expected new federal regulations and state laws and regulations regarding joint employer responsibility could negatively impact the franchise business model, increasing our potential liability for employment law violations by our franchisees and the likelihood that we may be required to participate in collective bargaining with our franchisees’ employees;
•an increased regulatory focus on the establishment of fair franchise practices could increase our risk of liability in disputes with franchisees and the risk of enforcement actions and penalties;
•negative publicity or damage to our reputation, which could arise from concerns expressed by opponents of chiropractic and by chiropractors operating under traditional service models, could adversely impact our operations and financial position;
•our IT security systems and those of our third-party service providers (as recently experienced by one of our marketing vendors) may be breached, and we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain patients; and
•legislation, regulations, as well as new medical procedures and techniques, could reduce or eliminate our competitive advantages.
Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.
As used in this Form 10-K:
•“we,” “us,” and “our” refer to The Joint Corp., its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, collectively.
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
•when we describe our acquisition of a clinic, we are referring to our acquisition of the assets of a clinic owned by one of our franchisees. When we describe our opening of a clinic, we are referring to our opening of a clinic that is owned or managed by us from its inception. In certain jurisdictions, we manage all aspects of the clinics we acquire or open, and in certain other jurisdictions, we manage only those aspects of our clinics that do not relate to the practice of chiropractic.

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
Since acquiring the predecessor to our company in March 2010, we have grown our enterprise from eight to 838 clinics in operation as of December 31, 2022, with an additional 197 franchise licenses sold but not yet developed across our network, and 38 letters-of-intent for 38 future clinic licenses. As of December 31, 2022, our franchisees owned or managed 712 clinics, and we owned or managed 126 clinics. In the year ended December 31, 2022, our system registered approximately 12.2 million patient visits and generated system-wide sales of $435.3 million. Our future growth strategy remains focused on accelerating the development of our franchise base through the sale of additional franchises and through a robust regional developer network. In 2023, we plan to continue our acceleration of the expansion of our company-owned or managed portfolio through the opportunistic acquisition of select operating clinics in addition to the development of new clinics. We collect a royalty of 7.0% of revenues from franchised clinics. We remit a 3.0% royalty to our regional developers on the gross sales of franchises opened within certain regional developer protected territories. We also collect a national marketing fee of 2.0% of gross sales of all franchised clinics. We receive a franchise sales fee of $39,900 for each franchise we sell directly and offer a veterans discount, as well as a discount for purchase of multiple location franchises. If a franchisee purchases additional franchise licenses, the initial franchise fee is reduced by $10,000 per additional license. For each franchise sold through our network of regional developers, the regional developer typically receives up to 50% of the respective franchise fee.
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
On November 25, 2015, we closed on our follow-on public offering of 2,272,727 shares of common stock, at a price to the public of $5.50 per share. We granted the underwriters a 45-day option to purchase up to 340,909 additional shares of common stock to cover over-allotments, if any. On December 30, 2015, our underwriters exercised their over-allotment option to purchase an additional 340,909 shares of common stock at a price of $5.50 per share. After giving effect to the over-allotment exercise, the total number of shares offered and sold in our follow-on public offering increased to 2,613,636 shares. With the over-allotment option exercise, we received aggregate net proceeds of approximately $13.3 million.
We deliver convenient, appointment-free chiropractic adjustments in an inviting, open bay environment at prices that are approximately 45% lower than the average industry cost for comparable procedures offered by traditional chiropractors, according to 2022 industry data from Chiropractic Economics. In support of our mission to offer quality, affordable and convenient care to our patients, our clinics offer a variety of customizable membership and wellness treatment plans which provide additional value pricing as compared with our single-visit pricing schedules. These flexible plans are designed to attract patients and encourage repeat visits and routine usage as part of an overall health and wellness program.
As of December 31, 2022, we had 838 franchised or company-owned or managed clinics in operation in 40 states. The map below shows the states in which we or our franchisees operate clinics and the number of clinics open in each state as of December 31, 2022.

WA
16
MT
1
ND
MN
12
ME
VT
NH
3
OR
8
ID
7
SD
WI
13
NY
1
MA
1
WY
MI
9
RI
IA
5
PA
3
CT
NE
2
NV
16
UT
23
IL
22
IN
8
OH
19
NJ
5
DE
CA
60 | 60
CO
31
MD
12
WV
VA
15 | 7
KS
3 | 4
MO
17
KY
6
DC
1
NC
24 | 15
TN
28
OK
10
AZ
20 | 28
NM
6
AR
7
SC
20 | 2
GA
50 | 2
AL
11
MS
3
TX
147 | 1
LA
9
AK
1
FL
63 | 1
HI
Total Franchise 712
Total Corporate 126

Our retail locations have been selected to be visible, accessible and convenient. We offer a welcoming, consumer-friendly experience that attempts to redefine the chiropractic doctor/patient relationship. Our clinics are open longer hours than many of our competitors, including weekend days, and our patients do not need appointments. We accept cash or major credit cards in return for our services. We do not accept insurance and do not provide Medicare covered services. We believe that our approach, especially our commitment to affordable pricing and our ready service delivery model, will attract existing consumers of chiropractic services and will also appeal to the growing market of consumers who seek alternative or non-invasive wellness care, but have not yet tried chiropractic. According to our patient survey conducted in early 2023 by WestGroup Research, 35% of our new patients had never tried chiropractic care before they came to The Joint. This remains consistent with the strong outcome of 36% of patients new to chiropractic in the same survey conducted in 2022, and an increase from 27% in 2021, 26% in 2019, 22% in 2017, 21% in 2016, and 16% in 2013, demonstrating our continued impact on the chiropractic market and offering validation to our thesis that we are actually expanding the overall market for chiropractic.
Our patients arrive at our clinics without appointments at times convenient to their schedules. Once a patient has joined our system and is returning for treatment, they simply swipe their membership card at a card reader at the reception desk to announce their arrival. The patient is then escorted to our open adjustment area, where they are required to remove only their outerwear to receive their adjustment. Each patient’s records are digitally updated for retrieval in our proprietary data storage system by our chiropractors in compliance with all applicable medical records security and privacy regulations. The adjustment process, administered by a licensed chiropractor, takes approximately 15 - 20 minutes on average for a new patient and 5 - 7 minutes on average for a returning patient.
Our consumer-focused service model targets the non-acute treatment market, which is part of the $19.5 billion chiropractic services market, according to an IBIS market research report in March 2022. As our model does not focus on the treatment of severe or acute injury, we do not provide expensive and invasive diagnostic tools such as MRIs and X-rays. Instead, we refer those with severe or acute symptoms to alternate healthcare providers, including traditional chiropractors.
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
The chiropractic industry in the United States is large and highly fragmented. An article appearing in the Journal of the American Medical Association (JAMA) entitled “US Healthcare Spending by Payer and Health Condition, 1996-2016” estimates that $134 billion was spent in 2016 on back pain in the U.S. According to a report issued by IBIS World Chiropractors Market Research in March 2022, expenditures for chiropractic services in the U.S. are $19.5 billion annually. The United States Bureau of Labor Statistics expects employment in chiropractic to grow steadily. Some of the factors that the Bureau of Labor Statistics identified as driving this growth are healthcare cost pressures, an aging population requiring more health care and technological advances, all of which are expected to increasingly shift services from inpatient facilities and hospitals to outpatient settings. We believe that the demand for our chiropractic services will continue to grow as a result of several additional drivers, such as the growing recognition of the benefits of regular maintenance therapy coupled with an increasing awareness of the convenience of our service and of our pricing at a significant discount to the cost of traditional chiropractic adjustments and, in most cases, at or below the level of insurance co-payment amounts.
Today, most chiropractic services are provided by sole practitioners, generally in medical office settings. The chiropractic industry differs from the broader healthcare services industry in that it is more heavily consumer-driven, market-responsive and price sensitive, in large measure a result of many treatment options falling outside the bounds of traditional insurance reimbursable services and fee schedules. According to the March 2022 IBIS market research report, the three largest industry companies were each expected to generate less than 1% of total industry revenue in 2022. We believe these characteristics are evidence of an underserved market with potential consumer demand that is favorable for an efficient, low-cost, consumer-oriented provider.
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
Accordingly, we believe these and certain other trends favor our business model. Among these are:
•People, most notably Millennials – the largest portion of our patient base – have increasingly active lifestyles and are expected to live longer, requiring more medical, maintenance and preventative support;
•People are increasingly open to alternative, non-pharmacological types of care;
•Utilization of more conveniently situated, local-sited urgent-care or “mini-care” alternatives to primary care is increasing; and
•Popularity of health clubs, massage and other non-drug, non-invasive wellness maintenance providers is growing.
Our Competitive Strengths
We believe the following competitive strengths have contributed to our success and will continue to position us for future growth:
Retail, consumer-driven approach.  To support our consumer-focused model, we use strong, recognizable retail approaches to stimulate brand-awareness and attract patients to our clinics. We intend to continue to drive awareness of our brand by continuing to locate clinics mainly at retail centers and convenience points, displaying prominent signage and employing consistent, proven and targeted marketing tools. We offer our patients the flexibility to visit our clinics without an appointment and receive prompt attention. Additionally, most of our clinics offer extended hours of operation, including weekends, which is not typical among our competitors.
We attracted an average of 1,229 new patients per clinic (for all clinics open for the full twelve months of 2022) during the year ended December 31, 2022, as compared to the most recent chiropractic industry average of 333 new patients per year for traditional insurance-based non-multidisciplinary or integrated practices, according to a 2022 Chiropractic Economics survey (conducted in March and April of 2022).
Quality, Empathetic Service.  Across our system we have a community of more than 2,455 fully licensed chiropractic doctors, who performed approximately 12.2 million adjustments in 2022 alone. Our doctors provide personal and intuitive patient care focused on pain relief and ongoing wellness to promote healthy, active lifestyles. We provide our doctors one-on-one training, as well as ongoing coaching and mentoring. Our doctors continually refine their skills, as our clinics see an average of 321 patient visits per week (for clinics open for the full twelve months of 2022), as compared to the most recent chiropractic industry average of 115 patients per week for non-multidisciplinary or integrated practices, according to the same 2022 Chiropractic Economics survey referred to above. Our service offerings encourage consumer trial, repeat visits and sustainable patient relationships.
By eliminating the administrative burdens of insurance processing, our model helps chiropractors focus on patient service. We believe the time our chiropractors save by not having to perform administrative duties related to insurance reimbursement allows more time to see more patients, establish and reinforce chiropractor/patient relationships, and educate patients on the benefits of chiropractic maintenance therapy.
Our approach has made us an attractive alternative for chiropractic doctors who want to spend more time treating patients than they typically do in traditional practices, which are burdened with greater overhead, personnel and administrative expense. We believe that our model helps us to recruit chiropractors who want to focus their practice principally on patient care.
Accessibility.  We believe that our strongest competitive advantages are our convenience and affordability. By focusing on non-acute care in an open-bay environment and by not participating in insurance or Medicare reimbursement, we are able to offer a much less expensive alternative to traditional chiropractic services. We can do this because our clinics do not have the expenses of performing certain diagnostic procedures and processing reimbursement claims. Our model allows us to pass these savings on to our patients. According to Chiropractic Economics, in 2022, the average fee for a chiropractic treatment involving spinal manipulation in a cash-based practice in the United States is approximately $65. By comparison, our average fee as of December 31, 2022 was approximately $36, approximately 45% lower than the industry average price.
We believe our pricing and service offering structure helps us to generate higher usage. The following table sets forth our average price per adjustment as of December 31, 2022 for patients who pay by single adjustment plans, multiple adjustment packages, and multiple adjustment membership plans. Our price per adjustment as of December 31, 2022 averaged approximately $36 across all three groups.

	The Joint Service Offering
	Single Visit	Package(s)	Membership(s)
Price per adjustment	$45	$19—$35	$17—$22

Proven track record of opening clinics and growing revenue at the clinic level. We have grown our clinic revenue base consistently. From January 2012 through December 31, 2022, we have increased the annual system-wide sales from $22.3 million to $435.3 million (which includes $59.4 million of revenue from clinics owned or operated by us and $375.9 million from clinics operated by our franchisees, which is a non-GAAP measure for the year ended December 31, 2022). During this period, we increased the number of clinics in operation from 33 to 838.
We continue to be encouraged by the ability of individual clinics to generate growth. While there is significant variation in results in our system, and the results of our top-performing clinics are not representative of our system overall, we believe it is worth noting that in January 2012, the highest-performing clinic in our system was a franchised clinic which had monthly sales of approximately $45,000, and in December 2022, the highest performing clinic in our system was a franchised clinic which had monthly sales of approximately $166,000.
Strong and proven management team.  Our strategic vision is directed by our president and chief executive officer, Peter D. Holt, who has more than 35 years of experience in domestic and international franchising, franchise development and operations. Under his direction, we have confirmed our commitment to the continued strengthening of operations, the continued cultivation and management of our franchise community, as well as a strong commitment to future clinic development both domestically and internationally. Mr. Holt was president and chief executive officer of Tasti-D-Lite. He has also served as chief operating officer of 24seven Vending (U.S), where he directed its franchise system in the U.S., and as executive vice president of development for Mail Boxes Etc. and vice president of international for I Can’t Believe It’s Yogurt and Java Coast Fine Coffees. Mr. Holt directs a team of dedicated leaders who are focused on executing our business plan and implementing our growth strategy.
Mr. Holt has assembled a strong management team, including Jake Singleton as chief financial officer since November 2018. In addition to valuable institutional memory from his over three years serving as our corporate controller before assuming the role of CFO, Mr. Singleton has financial and accounting experience from his time with the public accounting firm Ernst & Young LLP.
Krischelle Tennessen joined as chief human resources officer in January 2023, bringing nearly 30 years of experience in the human resources industry, with a focus in the retail sector. Most recently, Mrs. Tennessen was senior vice president of human resources at Five Below, where Mrs. Tennessen was instrumental in developing a human resources strategy to support corporate growth and 25,000 employees in corporate, stores, and supply chain functions in 41 states across the U.S.
Charles Nelles joined as chief technology officer in January 2022, bringing more than 20 years of technology experience in the healthcare and financial services industries. Prior to working at The Joint, Mr. Nelles held the role of vice president of technology for American Express Global Business Travel. Prior to that, he served as vice president of technical operations support and cloud enablement for Western Union.
Eric Simon joined as vice president of franchise sales and development in 2016 with over 20 years of experience in all aspects of franchising, including as director of franchise development for AAMCO Transmissions. Mr. Simon spent five years as a franchisee and area developer with Extreme Pita and previously spent 10 years with Mail Boxes Etc. in franchise sales roles.
Jorge Armenteros joined as vice president of operations in 2017 bringing with him more than 40 years of franchise operations and leadership experience. For 10 years prior to joining the team, Mr. Armenteros was the executive senior vice president of franchise operations and corporate development for Campero USA, a fast-food restaurant chain. Prior to that, he was founder and chief executive officer of Tri-Brands Management Group, which operated franchised Dunkin’ Donuts, Baskin Robbins and Togo restaurants, and was vice president of operations at Dunkin’ Brands. His career also includes a period as a multi-unit franchisee of Dunkin’ Donuts.
Steven Knauf, D.C. was promoted to Vice President of Chiropractic and Compliance in 2022. Dr. Knauf began working at The Joint in 2011. After spending four years as a chiropractor in one of The Joint Corp. clinics, he took the role of Senior Doctor of Chiropractic for 13 of The Joint Corp. clinics and, subsequently, was elevated to a director position at the corporate office. In August 2017, he was appointed by the governor to serve on the Arizona Board of Chiropractic Examiners, a position which he continues to hold.

We believe that our management team’s experience and demonstrated success in building and operating a robust franchise system is a key driver of our growth and has positioned us well for achieving our long-term strategy.
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
•the opportunistic acquisition of existing franchised clinics – referred to as “buybacks”; and
•the development of company-owned or managed clinics – referred to as “greenfields” – in clustered geographies.
Our analysis of patient records data from 609 clinics suggests that the United States market alone can support at least 1,900 of our clinics.

Continued growth of system sales.
System wide comparable same-store sales growth, or “Comp Sales,” for 2022 was 9% despite the on-going pandemic, reflecting the resilience and the growing acceptance of The Joint business model. Comp Sales refers to the amount of sales a clinic generates in the most recent accounting period, compared to the amount of sales it generated in a similar period in the past. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. We believe that the experience we have gained in developing and refining management systems, operating standards, training materials and marketing and customer acquisition activities has contributed to our system’s revenue growth. In addition, we believe that increasing awareness of our brand has contributed to revenue growth, particularly in markets where the number and density of our clinics has made cooperative and mass media advertising attractive. We believe that our ability to leverage aggregated and general media digital advertising and search tools will continue to grow as the number and density of our clinics increases.
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

Supporting existing regional developers
We believe that we can achieve scale faster by using a regional developer model, which is employed by many successful franchisors. We sell a regional developer the rights to open a minimum number of clinics in a defined territory. They in turn help us to identify and qualify potential new franchisees in that territory and assist us in providing field training, clinic openings and ongoing support. In return, we share part of the initial franchise fee and pay the regional developer 3% of the 7% ongoing royalties we collect from the franchisees in their protected territory. In 2019, we sold the rights to one additional regional developer territory for a minimum development commitment of 40 clinics over a ten-year period. In 2020, we sold the rights to six additional regional developer territories for a combined minimum development of 37 clinics over a seven to ten-year period. We did not sell any regional developer territory rights during 2021 and 2022. In 2022, regional developers were responsible for 67% of the 75 franchise license sales for the year. This growth reflects the power of the regional developer program to accelerate the number of clinics opening across the country.
Opening clinics in development.
In addition to our 838 operating clinics as of December 31, 2022, we have granted franchises, either directly or with our regional developers' support, for an additional 197 clinics that we believe will be developed in the future and executed 38 letters-of-intent for 38 future clinic licenses. We will continue to support our franchisees and regional developers to open these clinics and to achieve sustainable performance as rapidly as possible.
Continuing to improve margins and leverage infrastructure.
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
Acquiring existing franchises.
We believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the further selective acquisition of existing franchised clinics. We will continue to pursue the acquisition of existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. Following the completion of the IPO through December 31, 2022, we acquired 72 existing franchises, subsequently closed three, and continue to operate 69 of them as company-owned or managed clinics.
Developing of company-owned or managed clinics.
We acquired our first company-owned or managed clinic on December 31, 2014. In the first full calendar quarter after that acquisition, total revenue from company-owned or managed clinics was $0.4 million, growing to approximately $16.5 million in the quarter ended December 31, 2022. Total revenue from our 126 company-owned or managed clinics was approximately $59.4 million for the year ended December 31, 2022 as compared to $44.3 million from 96 company-owned or managed clinics for the year ended December 31, 2021. Through December 31, 2022, revenue from company-owned or managed clinics consisted of revenue earned from 69 franchised clinics that we acquired, as well as 57 clinics that we developed.
Consistent with our strategies discussed above, we intend to continue to target geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertisement and marketing, and attain general corporate and administrative operating efficiencies. We also believe that our revenue from company-owned or managed clinics will ultimately exceed revenue that would be generated through royalty income from a franchise-only system.
Regulatory Environment

HIPAA and State Privacy and Breach Notification Rules
Numerous federal and state laws, regulations, standards and other legal obligations govern the collection, dissemination, use, access to, confidentiality, security and processing of personal information, including cybersecurity breach notification and targeted advertising. For example, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes extensive privacy and security requirements governing the transmission, use and disclosure of health information by covered entities in the healthcare industry. While we have determined that we are not a “covered entity” and thus do not currently fall under the purview of HPAA, we may have access to sensitive data regarding our patients, and we recognize that some of the standards established by HIPAA represent “best practices” for our business. Even when entities are not covered by HIPAA, the Federal Trade Commission, or the FTC, has taken the position that a failure to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
The California Consumer Privacy Act of 2018 (the “CCPA”) creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA regime became more complex as of January 1, 2023, pursuant to amendments adopted pursuant to the California Privacy Rights Act (the “CPRA”). The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CPRA also creates a new California data protection agency to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security enforcement. The CCPA has prompted a number of proposals for new privacy legislation. A new Virginia privacy law, the Virginia Consumer Data Protection Act (“VCDPA”), and a new Colorado law, the Colorado Privacy Act (“CPA”), impose many similar obligations regarding the processing and storing of personal information as the CCPA and the CPRA. Other states have enacted or are considering enacting privacy laws. All 50 states and the District of Columbia have adopted some form of breach notification laws, requiring businesses to notify individuals of security breaches of personal information.
We expect that the regulatory focus on privacy, security and data use issues will continue to increase and laws and regulations concerning the protection of personal information will expand and become more complex. Such new privacy laws add additional requirements, restrictions and potential legal risk and require additional investment in resources for compliance programs.
We believe that our operations comply with legally required standards for privacy and security of personal information to the extent applicable under federal or state law, and we strive to comply with additional standards that we identify as “best practices.” Such ongoing compliance involves significant time, effort and expense.
Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of cyber terrorism, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. For example, in November 2022, one of our marketing vendors notified us that it had suffered a data breach that resulted in the release of certain information (names, email addresses, physical addresses consisting of city state, and zip codes, phone numbers and birthdates) of many of our patients and employees. The vendor further notified us that the information that had been released did not include credit card or bank account numbers, social security numbers or similar sensitive personal information. In addition, our vendor reported that they had quickly identified the source of the breach and rectified the situation, preventing the disclosure of additional information. We believe that a very limited number of affected individuals (all of whom had thejoint.com domain email address, with the exception of one) received ransom demands. Upon learning the details of the breach, we immediately embarked on an investigation and retained outside legal counsel to provide guidance with respect to any applicable legal obligations. Based on our investigation and the legal guidance we received, it was determined that the breach did not result in the release of “personal information,” as defined in the relevant data breach notification laws of all but two states. With respect to those two states, we are working with the vendors to determine the process for notification. Upon receipt of the root cause analysis from the vendors, we followed up with its leadership team to ensure that the specific breach had been remediated and to confirm that related processes and practices for future data protection had been updated. Based upon our investigation, we believe that the data breach did not have a material adverse effect on our business or result in any material damage to us. Furthermore, we are entitled to indemnification under the contract with the vendor for costs we incurred in addressing the data breach, including any costs with respect to breach notification.
State regulations on corporate practice of chiropractic.
In states that regulate the “corporate practice of chiropractic,” chiropractic services are provided solely by legal entities organized under state laws as professional corporations, or PCs or their equivalents. Each of the PCs in our system is wholly owned by one or more licensed chiropractors and employs or contracts with chiropractors in one or more offices. We do not own any capital stock of (or have any other ownership interest in) any such PC. We and our franchisees that are not owned by chiropractors enter into management services agreements with PCs to provide the PCs on an exclusive basis with all non-clinical administrative services needed by the chiropractic practice.

In February 2020, the State of Washington Chiropractic Quality Assurance Commission delivered notices that it was investigating complaints made against three chiropractors who own clinics, or are (or were) employed by clinics, in Washington. These clinics receive management services from our franchisees that are not owned by chiropractors. The notices contained allegations of fee-splitting, specifically targeting a provision in our Franchise Disclosure Document providing for the payment of royalty fees based on revenue derived from the furnishing of chiropractic care. The notices appeared to question our business model. The Commission posed a number of questions to the chiropractors and requested documentation describing the fee structure and related matters. All three chiropractors responded to the Commission, and the Commission has since closed the investigations with respect to two of the chiropractors, finding that the evidence did not support any claim of violation. It appears that the investigation with respect to the third chiropractor has either been closed or gone dormant.

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

The Kansas Healing Arts Board, in response to a third-party complaint about one of our franchisees, sent a letter to the franchisee in February 2015 questioning whether the franchise business model might violate Kansas law regarding the unauthorized practice of chiropractic care. At the time, we and the franchisee had several communications with the Kansas Board with respect to modifying the management agreement to address its concerns. While we have had no further communications with the Board since that time, we have also received no assurance that changes to the agreement satisfied all of its concerns, and thus we cannot assure you that similar claims will not be made in the future, either against us or our affiliated PCs.

While the effect of the Arkansas bill if passed, the Oregon rules changes, and the proceedings in Washington, North Carolina, California, New York and Kansas may be that our business practices in those states are under stricter scrutiny than elsewhere, we believe we are in substantial compliance with all applicable laws relating to the corporate practice of chiropractic.

Please see the risk factor in Item 1A for additional discussion of the “Risks Related to State Regulations on the Corporate Practice of Chiropractic” as they relate to our business model.

Regulation relating to franchising
We are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a Franchise Disclosure Document or FDD containing certain information to prospective franchisees, and a number of states require registration of the FDD at least annually with state authorities. Included in the information required to be disclosed in our FDD is our business experience, material litigation, all fees due to us from franchisees, a franchisee’s estimated initial investment, restrictions on sources of products and services we impose on franchisees, development and operating obligations of franchisees, whether we provide financing to franchisees, our training and support obligations and other terms and conditions of our franchise agreement. We are operating under exemptions from registration in several states based on our qualifications for exemption as set forth in those states’ laws. As of December 31, 2022, we were registered to sell franchises in every state (where registrations are required) and could sell franchises in all 50 states.
Substantive state laws regulating the franchisor-franchisee relationship presently exist in many states. State laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. A new policy from the North American Securities Administrators Association, Inc. (“NASAA”) rejects the use of required representations or waivers of claims by franchisees in franchise agreements for the purpose of insulating a franchisor from liability in disputes related to alleged fraud or misrepresentations during the offer and sale of a franchise. Although NASAA has no legal authority to prohibit such provisions, it is likely that state regulators will follow NASAA’s guidance and limit their use, as California has already done. Franchisors risk exposure to unfair trade practice claims by state regulators if they try to use a franchisee’s representations in a manner that offends NASAA’s policy. The use of such offending representations also could increase the likelihood of successful lawsuits against franchisors by franchisees over claims of fraud or misrepresentation. Bills also have been introduced in Congress from time to time providing for protection of franchisee rights, including certain currently pending bills seeking to establish what are described as fair franchise practices. Compliance with new, complex and changing laws may cause our expenses to increase, and non-compliance with such laws could result in penalties or enforcement actions against us. However, we believe that our FDD and franchising procedures currently comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises. As those guidelines and laws change, we will revise our FDD and franchising procedures accordingly.

Other federal, state and local regulation

We are subject to varied federal regulations affecting the operation of our business. We are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act and various other federal and state laws governing such matters as minimum wage requirements, overtime, fringe benefits, workplace safety and other working conditions and citizenship requirements. A significant number of our clinic service personnel are paid at rates related to the applicable minimum wage, and increases in the minimum wage are likely to increase our labor costs. As of January 1, 2023, the minimum wage increased in a number of states, the District of Columbia and local municipalities, with many of these wage increases triggered automatically by increases in the cost of living due to high inflation. Many of our smaller franchisees qualify for exemption from the requirement to either provide health insurance benefits or pay a penalty to the IRS if not provided because of their small number of employees. The imposition of any requirement that we or our franchisees provide health insurance benefits to our or their employees that are more extensive than the health insurance benefits that we currently provide to our employees or that franchisees may or may not provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

Joint Employer Rules

Background. As a franchisor, we could be liable for certain employment law and other labor-related claims against our franchisees if we are found to be a joint employer of our franchisees’ employees. A July 2014 decision by the United States National Labor Relations Board (NLRB) held that McDonald’s Corporation could be held liable as a “joint employer” for labor and wage violations by its franchisees under the Fair Labor Standards Act (FLSA). After this decision, the NLRB issued a number of complaints against McDonald’s Corporation in connection with these violations, although these complaints were ultimately settled without any admission of liability by McDonald’s. Additionally, an August 2015 decision by the NLRB held that Browning-Ferris Industries was a “joint employer” for purposes of collective bargaining under the National Labor Relations Act (NLRA) and, thus, obligated to negotiate with the Teamsters union over workers supplied by a contract staffing firm within one of its recycling plants.
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
Current Status of Joint Employer Rules. In September 2021, the Service Employees International Union (SEIU) filed a lawsuit, still pending, seeking to strike down the final rule narrowing the meaning of “joint employer” under the NLRA. In March 2021, the U.S. House of Representatives passed The Protecting the Right to Organize (PRO) Act, which among other things, sought to codify for purposes of the NLRA the Browning-Ferris expansive interpretation of “joint employer.” The PRO Act then stalled in the Senate and has little likelihood of passage, given that it would need to be reintroduced in the current Congress. However, both the SEIU lawsuit and the PRO Act, if reintroduced, would likely become moot if the NLRB ultimately adopts the proposed rule discussed below.
In September 2022, the NLRB issued a proposed rule under the NLRA, reinstating a more expansive interpretation of “joint employer.” Under the proposed rule, direct, indirect, or reserved authority to control one or more essential terms and conditions of employment would lead to a finding of joint employer status, regardless of whether the power to control is actually exercised and whether such power is directly or indirectly exercised. The proposed list of essential terms and conditions has been expanded and is non-exhaustive, unlike the current rule, which provides a defined list. The proposed list now includes workplace health and safety and work rules and directions governing the manner, means, or methods of work performance, in addition to wages, benefits, hours of work, hiring, discipline and the like. In the event of a finding of joint employer status under the NLRA, a franchisor would be required to collectively bargain or otherwise deal with a union that does not represent the franchisor’s own employees, lose the protections against union picketing of neutral employers in the event of a labor disagreement between a franchisee and a franchisee’s employees, and share in liability for labor and employment violations committed by a franchisee.
Effective on September 28, 2021, the DOL withdrew the joint employer final rules under the Fair Labor Standards Act (FLSA), which had narrowed the definition of “joint employer” under the FLSA. Key provisions of the joint employer final rules had already been vacated by the United States District Court for the Southern District of New York in a lawsuit brought by various state attorneys general. The DOL has not proposed to replace the withdrawn rule with any new guidance, reverting to a legal landscape which includes a more expansive definition of “joint employer.” Under a more expansive definition, a franchisor could be held jointly liable with its franchisee for minimum wages and overtime pay violations by the franchisee, depending on the extent of control and supervision the franchisor is able to exercise over the franchisee’s employees.
In addition to efforts to expand the definition of “joint employer” through the proposed new rule under the NLRA and the withdrawal of the FLSA rule, it is expected that the Equal Opportunity Employment Commission (EEOC), which enforces anti-discrimination laws, will issue rules which include an expansive definition of “joint employer.”
Significance of Joint Employer Rules for our Business Model. The replacement or withdrawal of the NLRA and FLSA rules and possible new rules for the EEOC, which include or reinstate expansive definitions of “joint employer,” have implications for our business model. We could have responsibility for damages, reinstatement, back pay and penalties in connection with labor law and employment discrimination violations by our franchisees over whom we have limited control. Furthermore, it may be easier for our franchisees’ employees to organize into unions, require us to participate in collective bargaining with those employees, provide those employees and their union representatives with bargaining power to request that we have our franchisees raise wages, and make it more expensive and less profitable to operate a franchised clinic.

California AB-5. California adopted Assembly Bill 5, or AB-5, which took effect on January 1, 2020. This legislation codifies the standard established in a California Supreme Court case (Dynamex Operations West v. Superior Court) for determining whether workers should be classified as employees or independent contractors, with a strict test that puts the burden of proof on employers to establish that workers are not employees. The law is aimed at the so-called “gig economy” where workers in many industries are treated as independent contractors, rather than employees, and lack the protections of wage and hour laws, although California voters approved a ballot initiative, now under court review, to exclude app-based drivers from the application of AB-5. AB-5 is not a franchise-specific law and does not address joint employer liability; however, a significant concern exists in the franchise industry that an expansive interpretation of AB-5 could be used to hold franchisors jointly liable for the labor law violations of its franchisees. Courts addressing this issue have come to differing conclusions, and while it remains uncertain as to how the joint employer issue will finally be resolved in California, potential new federal laws or regulations may ultimately be controlling on this issue.

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

Americans with Disabilities Act

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
Competition
The chiropractic industry is highly fragmented. According to the March 2022 IBIS market research report, the three largest industry companies were each expected to generate less than 1% of total industry revenue in 2022. Our competitors include approximately 42,000 independent chiropractic offices currently open throughout the United States, according to a 2022 Kentley Insights market research report, as well as certain multi-unit operators. We may also face competition from traditional medical practices, outpatient clinics, physical therapists, med-spas, massage therapists and sellers of devices intended for home use to address back and joint discomfort. Our three largest multi-unit competitors are Airrosti, HealthSource Chiropractic, and 100% Chiropractic, all of which are insurance-based models.
We have identified 7 competitors who are attempting to duplicate our cash-only, low cost, appointment-free model. Based on publicly available information, 5 of these competitors each operate fewer than 12 clinics as franchises, and the largest competitor operated 158 clinics as franchises as of December 31, 2022. We anticipate that other direct competitors will join our industry as our visibility, reputation and perceived advantages become more widely known. We believe our first mover advantage, proprietary operations systems, and strong unit level economics will continue to accelerate our growth even with the spawning of additional competition.
Human Capital Resources
We believe that a strong culture of engagement and alignment to be essential to the ongoing success of our business. Therefore, it is important to attract, develop and retain a diverse and engaged workforce at all levels of our business. To facilitate talent attraction and retention, we are committed to fostering a workplace where our employees feel aligned with our mission, proud of our culture and engaged in their work, with opportunities to grow and develop in their careers, supported by competitive compensation and benefits.
Workforce
As of December 31, 2022, The Joint Corp. and our consolidated variable interest entities employed approximately 359 persons on a full-time basis and approximately 422 persons on a part-time basis. None of our employees are members of unions or participate in other collective bargaining arrangements.
Recruitment
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
In order to achieve our goal of opening 1,000 clinics by the end of 2024 and in light of the recent shortage of qualified chiropractors, it is crucial that we continue to attract and retain qualified chiropractors. We strive to make The Joint Chiropractic the career path of choice for chiropractors, with opportunities for our chiropractors to grow and develop in their careers, supported by competitive compensation and benefits, and with our simple business model that allows our chiropractors to focus on patient care. Our competitive employment program for chiropractors includes: (i) full time and flexible hours, with full benefits and paid time off, (ii) part time and flexible hours with some benefits, (iii) company-paid malpractice insurance, (iv) tuition reimbursement, (v) sign-on and referral bonuses, and (vi) competitive starting base salary. We have also bolstered our recruitment function and we continue to fine-tune and re-strategize our search for chiropractors. In addition, we continue to expand and strengthen our relationship with chiropractic colleges to increase engagement with students and to increase the applicant flow of qualified candidates.
In order to ensure that we are meeting our human capital objectives, we will continue to utilize engagement surveys to understand the perception of our brand as an employer and the effectiveness of our employee and compensation programs and to learn where we can improve across the company.
Talent Management and Development
Our employees’ personal and professional growth is critical for the success of our business. Our approach to performance and development is designed to motivate our employees to develop, leverage their strengths, and support a coaching and feedback culture. We offer numerous online courses and encourage our employees to attend conferences, training courses, and continuing education classes. Additionally, we conduct periodic assessments to identify talent needs and growth paths for our employees.
Compensation, Benefits, and Equity
We are committed to providing market competitive compensation and benefits. To ensure we remain competitive, we conduct periodic benchmarking to analyze our compensation data and take steps to ensure gender and other demographic equality is addressed. Our compensation practices are intended to be merit-based, focused on roles, responsibilities, experience and performance, with no consideration given to gender, age, ethnicity or other similar factors. We use a combination of fixed and incentive pay, including base salary, bonuses, and stock-based compensation. The principal purposes of our equity incentive plans are to attract, retain and motivate selected leaders through the granting of stock-based compensation awards. Our benefit offerings include comprehensive medical coverage, paid time off, a retirement savings plan, free family wellness membership at our clinics, and flexible work schedules.
Diversity and Inclusion
We recognize that our best performance comes when our teams are diverse, and accordingly, diversity, equity and inclusion ("DEI") are a critical part of our vision of building a world-class organizational culture. We reemphasized our focus on DEI when we designated DEI as part of the formal responsibilities of our senior leaders and a key strategic initiative integral to reaching our goal of 1,000 clinics by the end of 2023. In 2023, we plan to formulate and initiate a more robust DEI strategy, which may include: (i) organizational review and assessment, (ii) confirmation of our DEI vision and goals, and (iii) development of a two-to-three-year DEI strategy and measurement plan, including determining key performance indicators. We are also committed to maximizing the performance and potential of our corporate employees. In 2021, we formalized and implemented our performance and compensation management resources, which include: (i) establishing a formal compensation structure and guidelines and (ii) increasing employee and manager training.
Facilities
We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of December 31, 2022, we leased 138 facilities in which we operate or intend to operate clinics. We are obligated under two additional leases for facilities in which we have ceased clinic operations.
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
As of December 31, 2022, our franchisees operated 712 clinics in 39 states. All of our franchise locations are leased.
Intellectual Property

Trademarks, trade names and service marks
Our registered trademarks include the following in the United States:

Trademark	Registration Date	Registration Number
DON'T DO PAIN. DO YOU.	August 2022	6810062
The Joint Chiropractic	April 2021	6331918
You're Back, Baby.	August 2020	6131833
You're Back, Baby	July 2019	5940161
Back-Tober	September 2018	5571732
Relief Recovery Wellness	February 2018	5398367
Pain Relief Is At Hand	February 2018	5395995
What Life Does To Your Body, We Undo	February 2018	5396012
Be Chiro-Practical	October 2017	5313693
Relief. On so many levels	December 2015	4871809
The Joint	April 2015	4723892
The Joint… The Chiropractic Place (stylized)	April 2013	4323810
The Joint… The Chiropractic Place	February 2011	3922558

Our registered trademarks include the following in Canada:

Trademark	Registration Date	Registration Number
The Joint	February 2017	1825026
The Joint Chiropractic	February 2017	1825027
The Joint Chiropractic (stylized)	February 2017	1825028

Corporate Information

The Joint Corp. is a Delaware corporation. Our common stock is traded on the NASDAQ Capital Market under the symbol “JYNT.” Our corporate offices headquarters are located at 16767 N. Perimeter Center Drive, Suite 110, Scottsdale, Arizona 85260, and our telephone number is (480) 245-5960. Our website is www.thejoint.com. Except as specifically indicated otherwise, the information on, or that can be accessed through, our website or any other website identified herein is not incorporated by reference into this Annual Report on Form 10-K.

Available Information

We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.    RISK FACTORS

RISKS RELATED TO OPERATING OUR BUSINESS
The nationwide labor shortage has negatively impacted our ability to recruit chiropractors and other qualified personnel, and the measures we have taken in response have reduced our net revenues.

The current nationwide labor shortage has negatively impacted our ability and the ability of our franchisees to recruit and retain qualified chiropractors, wellness coordinators and other qualified personnel. This shortage has limited our ability to open new clinics and has required us to enhance wages and benefits and shorten clinic operating hours. All of these measures have reduced our net revenues and increased our operating expenses and may continue to do so if labor shortages continue.
Inflation, exacerbated by COVID-19 and the Ukraine War, has led to increased labor costs and interest rates and may lead to reduced discretionary spending, all of which may negatively impact our business.
The primary inflationary factor affecting our operations is labor costs. In the fourth quarter of 2021 and during 2022, company-owned or managed clinics were negatively impacted by wage increases, which increased our general and administrative expenses and decreased profitability. A significant number of our clinic service personnel are paid at rates related to the applicable minimum wage, and increases in the minimum wage could increase our labor costs. As of January 1, 2023, the minimum wage increased in a number of states, the District of Columbia and local municipalities, with many of these wage increases triggered automatically by increases in the cost of living due to high inflation. Such wage increases likely will further increase our general and administrative expenses in the affected jurisdictions. A continued increase in labor costs is likely to continue to have an adverse impact on profitability and may result in additional price increases to offset their impact. Further, should we fail to continue to increase our wages competitively in response to any continued increase in wage rates, the quality of our workforce could decline, causing our patient services to suffer.
In addition to relief and recovery, our services emphasize preventive and maintenance care, which is generally not a medical necessity, and may be viewed as a discretionary medical expenditure. Discretionary spending is negatively impacted by, among other things, those factors disclosed in this Form 10-K under the caption “Recent Events” in Management’s Discussion and Analysis of Financial Condition and Results of Operations -- unfavorable global economic or political conditions, such as the recent COVID-19 pandemic, the Ukraine War, inflation and other cost increases, and increases in interest rates. As further disclosed under the aforementioned caption, we anticipate that fiscal 2023 will continue to be a volatile macroeconomic environment and expect elevated levels of cost inflation to persist for 2023. Reductions in discretionary spending may adversely impact our business, financial condition, or results of operations. Rising interest rates also will make it more expensive for potential franchisees to finance new clinic acquisitions and thus may reduce the pool of available franchisees, which also could adversely impact our business.
In the event that a continued deterioration of economic conditions causes a significant decrease in demand for our services, this could negatively impact our ability to meet the financial covenants in our credit facility, although we were in compliance as of December 31, 2022. Furthermore, a deterioration of equity and credit markets may make other debt or equity financing difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, may be more costly or more dilutive. If we are unable to access our credit facility as a result of noncompliance with its covenants or are unable to obtain other debt or equity financing, this could limit our opportunity to acquire more clinics and regional developer rights and to pursue other corporate initiatives.
New clinics, once opened, may not be profitable, and the increases in average clinic sales and comparable clinic sales that we have experienced in the past may not be indicative of future results.
Our clinics continue to demonstrate increases in comparable clinic sales even as they mature. Our annual Comp Sales for the full year 2022, for clinics that have been open for at least 13 full months, was 9%, and for clinics that have been open for greater than 48 months, was 4%. However, we cannot assure you that this will continue for our existing clinics or that clinics we open in the future will see similar results. In new markets, the length of time before average sales for new clinics stabilize is less predictable and can be longer than we expect because of our limited knowledge of these markets and consumers’ limited awareness of our brand. New clinics may not be profitable, and their sales performance may not follow historical patterns. In addition, our average clinic sales and comparable clinic sales for existing clinics may not increase at the rates achieved over the past several years. Our ability to operate new clinics, especially company-owned or managed clinics, profitably and increase average clinic sales and comparable clinic sales depends on many factors, some of which are beyond our control, including: (i) consumer awareness and understanding of our brand and changes in consumer preferences and discretionary spending; (ii) general economic conditions, which can affect clinic traffic, local rent and labor costs and prices we pay for the supplies we use; (iii) competition, either from our competitors in the chiropractic industry or our own and our franchisees’ clinics; (iv) the identification and availability of attractive sites for new facilities and the anticipated commercial, residential and infrastructure development near our new facilities; (v) changes in government regulation; (vi) in certain regions, decreases in demand for our services due to inclement weather; and (vii) other unanticipated increases in costs, any of which could give rise to delays or cost overruns.
If our new clinics do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected average clinics sales, our business, financial condition and results of operations could be adversely affected.
Our failure to manage our growth effectively could harm our business and operating results.
Our growth plan includes a significant number of new franchised and company-owned or managed clinics. Our existing clinic management systems, administrative staff, financial and management controls and information systems may be inadequate to support our planned expansion. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing clinics. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, clinic teams and existing infrastructure which could harm our business, financial condition and results of operations. We replaced and upgraded our IT platform in 2021, but we cannot provide assurances that our on-going improvements and enhancements efforts will be executed without delays, difficulties or service interruptions.
Our long-term strategy involves opening new, company-owned or managed clinics and is subject to many unpredictable factors.
One component of our long-term growth strategy is to open new company-owned or managed clinics and to operate those clinics on a profitable basis, often in untested geographic areas. As of December 31, 2022, we owned or managed 126 clinics. We have limited or no prior experience operating in a number of geographic areas, particularly in areas in which snow and ice are factors in the winter months. We may encounter difficulties, including reduced patient volume related to inclement weather, as we attempt to expand into those untested geographic areas, and we may not be as successful as we are in geographic areas where we have greater familiarity and brand recognition. We may not be able to open new company-owned or managed clinics as quickly as planned. In the past, we have experienced delays in opening some clinics, for various reasons, including construction permitting, landlord responsiveness, and municipal approvals. Such delays could affect future clinic openings. Delays or failures in opening new clinics could materially and adversely affect our growth strategy and our business, financial condition and results of operations.
In addition, we face challenges locating and securing suitable new clinic sites in our target markets. Competition for those sites is intense, and other retail concepts that compete for those sites may have unit economic models that permit them to bid more aggressively for those sites than we can. There is no guarantee that enough suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Our ability to open new clinics also depends on other factors, including: (i) negotiating leases with acceptable terms; (ii) attracting qualified chiropractors; (iii) identifying, hiring and training qualified employees in each local market; (iv) identifying and entering into management agreements with suitable PCs in certain target markets; (v) timely delivery of leased premises to us from our landlords and punctual commencement and completion of construction; (vi) managing construction and development costs of new clinics, particularly in competitive markets; (vii) obtaining construction materials and labor at acceptable costs, particularly in urban markets; (viii) unforeseen engineering or environmental problems with leased premises; (ix) generating sufficient funds from operations or obtaining acceptable financing to support our future development; (x) securing required governmental approvals, permits and licenses (including construction permits and operating licenses) in a timely manner and responding effectively to any changes in local, state or federal laws and regulations that adversely affect our costs or ability to open new clinics; and (xi) the impact of inclement weather, natural disasters and other calamities.
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
Clinics we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy, marketing or operating costs than clinics we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision and culture. We may also incur higher costs from entering new markets, particularly with company-owned or managed clinics if, for example, we hire and assign regional managers to manage comparatively fewer clinics than in more developed markets. For these reasons, some of our new clinics were less successful than our existing clinics or have achieved target rates of patient visits at a slower rate. If we do not successfully execute our plans to enter new markets, our business, financial condition and results of operations could be materially adversely affected

Opening new clinics in existing markets may negatively affect revenue at our existing clinics.
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
Our potential need to raise additional capital to accomplish our objectives of expanding into new markets and selectively developing company-owned or managed clinics exposes us to risks, including limiting our ability to develop or acquire clinics and limiting our financial flexibility.
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
We will be subject to risks associated with leasing space subject to long-term non-cancelable leases for clinics that we intend to operate.
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
The COVID-19 pandemic has caused significant disruption to our operations in the past and may continue to impact our business, key financial and operating metrics, and results of operations in numerous ways that may be unpredictable. A future widespread outbreak of contagious disease could similarly disrupt our business.
There continues to be uncertainty around the COVID-19 pandemic as the variants have caused periodic increases in COVID-19 cases globally in the past. The pandemic has, at times, negatively impacted our revenue and earnings, and the extent to which the pandemic will impact our business in the future remains uncertain. It will depend on factors such as the duration of the pandemic, the response of national, state and local governments (which could include the reinstatement of restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns), the impact of existing and new Covid variants, the vaccination rates among the population, the efficacy of the COVID-19 vaccines against existing and new Covid variants, and the longer-term impact of the pandemic on the economy and consumer behavior. Any or all of these factors could continue to affect patient behavior and spending levels and result in reduced visits and patient spending trends. The pandemic retains the potential to further disrupt our business and to continue to cause volatility in the financial markets, which could adversely impact our financial position, results of operations and the market price of our stock. A future epidemic, pandemic or other widespread outbreak of contagious disease in any geographic area in which we operate could result in a health crisis adversely affecting the economies and demand for our services in such areas.
Changes in economic conditions and adverse weather and other unforeseen conditions could materially affect our ability to maintain or increase sales at our clinics or open new clinics.
Our services emphasize maintenance therapy, which is generally not a medical necessity, and should be viewed as a discretionary medical expenditure. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. As noted in a previous risk factor, the current period of high inflation, which is expected to persist through at least 2023, is likely to reduce consumer discretionary spending. Traffic in our clinics could decline if consumers choose to reduce the amount they spend on non-critical medical procedures. Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including reducing medical discretionary spending on a permanent basis. In addition, given our geographic concentrations in the West, Southwest, Southeast, and mid-Atlantic regions of the United States, economic conditions in those particular areas of the country could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters could materially adversely affect our business, financial condition and results of operations. All of our clinics depend on visibility and walk-in traffic, and the effects of adverse weather may decrease visits to malls in which our clinics are located and negatively impact our revenues. If clinic sales decrease, our profitability could decline as we spread fixed costs across a lower level of revenues. Reductions in staff levels, asset impairment charges and potential clinic closures could result from prolonged negative clinic sales, which could materially adversely affect our business, financial condition and results of operations.

RISKS RELATED TO USE OF THE FRANCHISE BUSINESS MODEL

Our dependence on the success of our franchisees exposes us to risks including the loss of royalty revenue and harm to our brand.
A substantial portion of our revenues comes from royalties generated by our franchised clinics, which royalties are based on the revenues generated by those clinics. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of December 31, 2022, we had franchisees operating or managing 712 clinics. We rely on the performance of our franchisees in successfully opening and operating their clinics and paying royalties and other fees to us on a timely basis. Our franchise system subjects us to a number of risks as described here and in the next four risk factors. These risks include a significant further decline in our franchisees’ revenue, which occurred in 2020 as a result of the COVID-19 pandemic. Furthermore, in 2020, we took additional actions to support our franchisees that experienced challenges during the COVID-19 pandemic, further reducing our royalty revenues and other fees from franchisees. In 2020, for a period of time, we waived minimum royalty requirements, monthly software fees for clinics forced to close temporarily due to the pandemic, and minimum required marketing expenditures. We may need to re-implement, expand or extend these accommodations to franchisees, further reducing our revenues from franchised clinics and reducing the visibility of “The Joint” brand in the marketplace. Any new or re-implemented accommodations and the occurrence of any of the other events described here and in the next four risk factors could impact our ability to collect royalty payments from our franchisees, harm the goodwill associated with our brand, and materially adversely affect our business and results of operations.
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
Our franchise agreements specify a timetable for opening the clinic. Failure by our franchisees to open their clinics within the specified time limit would result in the reduction of royalty payments we would have otherwise received and could result in the termination of the franchise agreement. As of December 31, 2022, we had active licenses and letters-of-intent for 235 clinics which we believe to be developable within the specified time periods, but we cannot be certain of this.
Our regional developers are independent operators over whom we have limited control.
Our regional developers are independent operators. Accordingly, their actions are outside of our control. We depend upon our regional developers to sell a minimum number of franchises within their territories and to assist the purchasers of those franchises to develop and operate their clinics. The failure by regional developers to sell the specified minimum number of franchises within the time limits set forth in their regional developer license agreements would reduce the franchise fees we would otherwise receive, delay the payment of royalties to us and result in a potential event of default under the regional developer license agreement. Of our total of 18 regional developers as of December 31, 2022, three had not met their minimum franchise sales requirements within the time periods specified in their regional developer agreements.

FINANCIAL RISK FACTORS
Our level of debt could impair our financial condition and ability to operate.

In 2020, in order to increase our cash position and preserve financial flexibility in responding to the impacts of the COVID-19 pandemic on our business, we drew down $2.0 million under the Credit Agreement. Our level of debt could have important consequences to investors, including:
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
•increasing our vulnerability to general adverse economic and industry conditions, since we will be required to devote a proportion of our cash flow to paying principal and interest on our debt during periods in which we experience lower earnings and cash flow;
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

We are subject to the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require management to assess the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404, since as of December 31, 2022, we became a non-accelerated filer.

We previously reported in our Annual Report on Form 10-K as of December 31, 2021 material weaknesses in internal control related to: (i) risk assessment and scoping - we did not effectively design and maintain controls in response to the risks of material misstatement. Specifically, the design of existing controls or the implementation of new controls has not been sufficient to respond to the risks of material misstatement related to the incremental borrowing rate for our leases, deferred costs and related expenses, other revenues, breakage revenue, intangible asset amortization, determination of reporting units, reassessment of our VIEs, stock option exercises, and the accuracy and completeness of certain financial statements; (ii) segregation of duties - we did not design and maintain effective controls such that all accounting duties are sufficiently segregated within our business processes and certain financial applications. Specifically, we failed to have the appropriate Company personnel monitor users with administrative access to certain financial applications and data, and we did not design and maintain effective controls such that all accounting duties are sufficiently segregated; (iii) accounting related to significant complex accounting areas - we did not design and maintain effective controls over the accounting of complex accounting areas, including taxes and business combination and asset acquisition transactions. Specifically, we failed to properly design controls to appropriately review the accuracy and completeness of inputs provided to and outputs provided by third-party service providers, and we failed to consistently memorialize accounting treatment conclusions for acquisitions; and (iv) accounting related to revenue recognition and leases - we did not design and maintain effective controls over the proper accounting treatment for certain revenue streams and leases. Specifically, we failed to properly design controls to appropriately determine the proper accounting treatment for certain revenue streams and leases. During 2022, we completed the remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2022. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

Internal controls related to the operation of financial reporting and accounting systems are critical to maintaining adequate internal control over financial reporting. We cannot provide any assurance that additional material weaknesses will not occur in the future.
Our balance sheet includes intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or a reporting unit could result in an impairment charge recorded in our operating results, which could be material.
Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Also, we review our amortizable intangible assets for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying amount of our goodwill or another intangible asset were to exceed its fair value, the asset would be written down to its fair value, with the impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions or weaker operating results compared to our expectations, including, for example, as a result of the pandemic, may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potentially material impairment charge if we are unable to recover the carrying value of our goodwill and other intangible assets.
Our balance sheet includes a significant number of long-lived assets in our corporate clinics, including operating lease right-of-use assets and property, plant and equipment. A decline in the current and projected cash flows in our corporate clinics could result in impairment charges, which could be material.
Long-lived assets, such as operating lease right-of-use assets and property, plant and equipment in our corporate clinics, are tested for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying amount of a long-lived asset were to exceed its fair value, the asset would be written down to its fair value and an impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions or weaker operating results compared to our expectations, including, for example, as a result of the pandemic, may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potentially material impairment charge if we are unable to recover the carrying value of our long-lived assets.
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
We have experienced periods of net losses in the past, and while we have achieved profitability since 2018, our revenue may not grow and we may not maintain profitability in the future. Our ability to maintain profitability will be affected by the other risks and uncertainties described in this section and in Management’s Discussion and Analysis. If we are not able to sustain or increase profitability, our business will be materially adversely affected and the price of our common stock may decline.

Any audit by the IRS with respect to our receipt of an employee retention credit (“ERC”) under The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act could result in additional taxes or costs to the Company.

We recently received notice that we will be receiving an ERC pursuant to the CARES ACT. Please see Note 13, “Subsequent Events” in the Notes to the consolidated financial statements included in Item 8 of this report for a description of the ERC. The Company’s eligibility to receive the ERC remains subject to audit by the IRS for a period of five years. If the IRS audits the Company during that time, it may find that the Company was not eligible to receive some or all of the ERC, in which case we would be required to return some or all of the ERC to the IRS. Additionally, 20% of the ERC will be paid to an outside third party as a consulting fee. In the event we are required to return some or all of the ERC, we may not be able to recoup the consulting fee.

RISKS RELATED TO INDUSTRY DYNAMICS AND COMPETITION

Our clinics and chiropractors compete for patients in a highly competitive environment that may make it more difficult to increase patient volumes and revenues.
The business of providing chiropractic services is highly competitive in each of the markets in which our clinics operate. The primary bases of such competition are quality of care, reputation, price of services, marketing and advertising strategy implementation, convenience, traffic flow, visibility of office locations, and hours of operation. Our clinics compete with all other chiropractors in their local market. Many of those chiropractors have established practices and reputations in their markets. Some of these competitors and potential competitors may have financial resources, affiliation models, reputations or management expertise that provide them with competitive advantages over us, which may make it difficult to compete against them. Our three largest multi-unit competitors are Airrosti, which currently operates 158 clinics; HealthSource Chiropractic, which currently operates 114 clinics; and 100% Chiropractic, which currently operates 97 clinics. Two of these competitors are currently operating under an insurance-based model. In addition, a number of other chiropractic franchises and chiropractic practices that are attempting to duplicate or follow our business model are currently operating in our markets and in other parts of the country and may enter our existing markets in the future.
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

RISKS RELATED TO STATE REGULATION OF THE CORPORATE PRACTICE OF CHIROPRACTIC

Our management services agreements, under which we provide non-clinical services to affiliated PCs, could be challenged by a state or chiropractor under laws regulating the practice of chiropractic. Some state chiropractic boards have made inquiries concerning our business model or have proposed or adopted changes to their rules that could be interpreted to pose a threat to our business model.

The laws of every state in which we operate contain restrictions on the practice of chiropractic and control over the provision of chiropractic services. The laws of many states where we operate permit a chiropractor to conduct a chiropractic practice only as an individual, a member of a partnership or an employee of a PC, limited liability company or limited liability partnership. These laws typically prohibit chiropractors from splitting fees with non-chiropractors and prohibit non-chiropractic entities, such as chiropractic management services organizations, from owning or operating chiropractic clinics or engaging in the practice of chiropractic and from employing chiropractors. The specific restrictions against the corporate practice of chiropractic, as well as the interpretation of those restrictions by state regulatory authorities, vary from state to state. However, the restrictions are generally designed to prohibit a non-chiropractic entity from controlling or directing clinical care decision-making, engaging chiropractors to practice chiropractic or sharing professional fees. The form of management agreement that we utilize, and that we recommend to our franchisees that are management service organizations, explicitly prohibits the management service organization from controlling or directing clinical care decisions. However, there can be no assurance that all of our franchisees that are management service organizations will strictly follow the provisions in our recommended form of management agreement. The laws of many states also prohibit chiropractic practitioners from paying any portion of fees received for chiropractic services in consideration for the referral of a patient. Any challenge to our contractual relationships with our affiliated PCs by chiropractors or regulatory authorities could result in a finding that could have a material adverse effect on our operations, such as voiding one or more management services agreements. Moreover, the laws and regulatory environment may change to restrict or limit the enforceability of our management services agreements. We could be prevented from affiliating with chiropractor-owned PCs or providing comprehensive business services to them in one or more states. Please see “Part I, Item 1 - Business - Regulatory Environment - State regulations on corporate practice of chiropractic” for a description of certain of these actions by states, including state legislatures, state chiropractic regulatory bodies and a state attorney general, to regulate and restrict the corporate practice of chiropractic.
RISKS RELATED TO OTHER LEGAL AND REGULATORY MATTERS

Proposed and expected new federal regulations under the Biden administration expanding the meaning of “joint employer” and evolving state laws increase our potential liability for employment law violations by our franchisees and the likelihood that we may be required to participate in collective bargaining with our franchisees’ employees.
Please see “Part I, Item 1 - Business - Regulatory Environment – Joint Employer Rules” for a detailed description of the background and current status of federal and state “joint employer" laws and regulations.
As discussed in the above-cited section, the proposed rules issued under the National Labor Relations Act (NLRA) and the withdrawal of the Trump-era rules issued under the Fair Labor Standards Act (FLSA) include or reinstate expansive definitions of “joint employer,” which could be used to deem a franchisor to be a joint employer of a franchisee’s employees. In the event of a finding of joint employer status under the NLRA, a franchisor would be required to collectively bargain or otherwise deal with a union that does not represent the franchisor’s own employees, lose the protections against union picketing of neutral employers in the event of a labor disagreement between a franchisee and a franchisee’s employees, and share in liability for labor and employment violations committed by a franchisee. Under the reversion to a more expansive definition of “joint employer” under the FLSA, a franchisor could be held jointly liable with its franchisee for minimum wages and overtime pay violations by the franchisee, depending on the extent of control and supervision the franchisor is able to exercise over the franchisee’s employees. Furthermore, there is an expectation that new rules will be issued by the Equal Opportunity Employment Commission (EEOC), similarly expanding “joint liability” with respect to the enforcement of anti-discrimination laws.
Such expansions of joint employer liability have implications for our business model. We could have responsibility for damages, reinstatement, back pay and penalties in connection with labor law and employment discrimination violations by our franchisees over whom we have limited control. Furthermore, it may be easier for our franchisees’ employees to organize into unions, require us to participate in collective bargaining with those employees, provide those employees and their union representatives with bargaining power to request that we have our franchisees raise wages, and make it more expensive and less profitable to operate a franchised clinic.
Similarly, state laws, such as California’s AB-5 and similar laws adopted or being considered for adoption in other states, raise concerns with respect to the expansion of joint liability to the franchise industry. While AB-5 is not a franchise-specific law and does not address joint employer liability, a significant concern exists in the franchise industry that an expansive interpretation of AB-5 or similar law could be used to hold franchisors jointly liable for the labor law violations of its franchisees. Courts addressing this issue have come to differing conclusions, and it remains uncertain as to how the joint employer issue will finally be resolved in California, although potential new federal laws or regulations may ultimately be controlling on this issue. Furthermore, there have been private lawsuits in which parties have alleged that a franchisor and its franchisee “jointly employ” the franchisee’s staff, that the franchisor is responsible for the franchisees’ staff (under theories of apparent agency, ostensible agency, or actual agency), or otherwise.

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
An increased regulatory focus on the establishment of fair franchise practices could increase our risk of liability in disputes with franchisees and the risk of enforcement actions and penalties.
Recently, there has been an increased focus on unfair franchise practices. A new policy from the North American Securities Administrators Association, Inc. (“NASAA”) rejects the use of required representations or waivers of claims by franchisees in franchise agreements for the purpose of insulating a franchisor from liability in disputes related to alleged fraud or misrepresentations during the offer and sale of a franchise. It is expected that state regulators will follow NASAA’s guidance and limit their use, as California has already done. We risk exposure to unfair trade practice claims by state regulators if we try to use a franchisee’s representations in a manner that offends NASAA’s policy. The use of such offending representations also could increase the likelihood of successful lawsuits against us by our franchisees over claims of fraud or misrepresentation. Bills also have been introduced in Congress from time to time providing for protections of franchisee rights, including certain currently pending bills seeking to establish what are described as fair franchise practices. Compliance with new, complex and changing laws may cause our expenses to increase, and non-compliance with such laws could result in penalties or enforcement actions against us. Please see “Part I, Item 1 - Business - Regulatory Environment – Regulation relating to franchising” for a description of other federal and state regulation related to franchising.

We conduct business in a heavily regulated industry, and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.
We, our franchisees and the chiropractor-owned PCs to which we and our franchisees provide management services are subject to extensive federal, state and local laws, rules and regulations, including: (i) federal and state laws governing the franchisor-franchisee relationship; (ii) state regulations on the practice of chiropractic; (iii) federal and state laws governing the collection, dissemination, use, security and confidentiality of sensitive personal information; (iv) federal and state laws which contain anti-kickback and fee-splitting provisions and restrictions on referrals; (v) the federal Fair Debt Collection Practices Act and similar state laws that restrict the methods that we and third-party collection companies may use to contact and seek payment from patients regarding past due accounts; and (v) federal and state labor laws, including wage and hour laws.
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
The chiropractors who work in our system are subject to ethical guidelines and operating standards of professional and trade associations and private accreditation agencies. Compliance with these guidelines and standards is often required by our contracts with our chiropractors, patients and franchise owners (and their contractual relationships) and serve to maintain our reputation. The guidelines and standards governing the provision of healthcare services may change significantly in the future. New or changed guidelines or standards may materially and adversely affect our business. In addition, a review of our business by accreditation authorities could result in a determination that could adversely affect our operations.
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

RISKS RELATED TO INFORMATION TECHNOLOGY, CYBERSECURITY AND DATA PRIVACY

Our failure to comply with applicable federal and state data privacy and security laws could result in civil or criminal sanctions or damage awards, and the proliferation of such laws increases our costs of compliance.
The data protection landscape is rapidly evolving, and we are or may become subject to numerous state and federal laws and regulations governing the collection, use, disclosure, retention, and security of personal information, including health-related information. While we have determined that we are not currently regulated as a covered entity under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and thus are not subject to its requirements or penalties, any entity may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. Even when entities are not covered by HIPAA, the Federal Trade Commission, or the FTC, has taken the position that a failure to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC has broad authority to seek monetary redress for affected consumers and injunctive relief.
In addition, many states impose restrictions related to the confidentiality of personal information that apply more broadly than HIPAA. Please see “Part I, Item 1 - Business - Regulatory Environment – HIPAA and State Privacy and Breach Notification Rules” for a description of some of these state privacy rules. Such information may include certain identifying information and financial information of our patients. Theses state laws may impose notification requirements in the event of a breach of such personal information. Violations of these laws may result in criminal, civil and administrative sanctions and also may provide individuals with a private right of action with respect to disclosures of personal information. Failure to comply with such data confidentiality, security and breach notification laws may result in substantial monetary penalties or awards of damages.
We expect that the regulatory focus on privacy, security and data use issues will continue to increase and laws and regulations concerning the protection of personal information will expand and become more complex. Such new privacy laws add additional requirements, restrictions and potential legal risk and require additional investment in resources for compliance programs.
Our business model depends on proprietary and third-party management information systems that we use to, among other things, track financial and operating performance of our clinics, and any failure to successfully design and maintain these systems or implement new systems could materially harm our operations.

We depend on integrated management information systems, some of which are provided by third parties, and standardized procedures for operational and financial information, patient records and billing operations. In 2021, we replaced, upgraded and rolled out our new IT platform, and any problems with system performance could cause disruptions in our business operations, given the pervasive impact of the new system on our processes. In general, we may experience unanticipated delays, complications, data breaches or expenses in replacing, upgrading, implementing, integrating, and operating our systems. Our management information systems regularly require modifications, improvements or replacements that may require both substantial expenditures as well as interruptions in operations. Our ability to implement these systems is subject to the availability of skilled information technology specialists to assist us in creating, implementing and supporting these systems.

Our failure to successfully design, implement and maintain all of our systems could have a material adverse effect on our business, financial condition and results of operations.
If we fail to properly maintain the integrity of our data or to strategically implement, upgrade or consolidate existing information systems, our reputation and business could be materially adversely affected.
We increasingly use electronic means to interact with our customers and collect, maintain and store individually identifiable information, including, but not limited to, personal financial information and health-related information. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of cyber terrorism, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Please see “Part I, Item 1 - Business - Regulatory Environment – HIPAA and State Privacy and Breach Notification Rules” for a description of the November 2022 data breach suffered by one of our vendors, which resulted in the release of certain information with respect to our patients and employees. Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal and state levels as well as by certain financial industry groups, such as the Payment Card Industry organization. Federal, state and financial industry groups may also consider from time-to-time new privacy and security requirements that may apply to our businesses. Compliance with evolving privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of individually identifiable information that is housed in one or more of our databases. Noncompliance with privacy laws, financial industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive and/or confidential information, whether by us or by one of our vendors, could have material adverse effects on our business, operations, reputation and financial condition, including decreased revenue; material fines and penalties; increased financial processing fees; compensatory, statutory, punitive or other damages; adverse actions against our licenses to do business; and injunctive relief whether by court or consent order.
If our security systems are breached, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain patients.
Techniques used to gain unauthorized access to corporate data systems are constantly evolving, and there is a potential for increased cyber-attacks and security challenges as our employees and employees of our vendors and franchisees work remotely from non-corporate managed networks. We may be unable to anticipate or prevent unauthorized access to data pertaining to our patients, including credit card and debit card information and other personally identifiable information. Our systems, which are supported by our own systems and those of third-party vendors, are vulnerable to computer malware, trojans, viruses, worms, break-ins, phishing attacks, denial-of-service attacks, attempts to access our servers in an unauthorized manner, or other attacks on and disruptions of our and third-party vendor computer systems (as in the case of the November 2022 data breach of a vendor’s computer system referenced in the preceding risk factor), any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information. If an actual or perceived breach of security occurs on our systems or a vendor’s systems, we could face civil liability and reputational damage, either of which would negatively affect our ability to attract and retain patients. We also could be required to expend resources, time and/or effort to mitigate the breach of security and to address related matters, as we did in the case of the aforementioned November 2022 data breach, although we are entitled to indemnification under the contract with the vendor for costs incurred in the case of the November 2022 breach.
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
We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. Based on the self-assessment completed as of January 19, 2023, we are currently in compliance with the Payment Card Industry Data Security Standard, or PCI DSS, the payment card industry’s security standard for companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions. There is no guarantee that we will maintain PCI DSS compliance. Our failure to comply fully with PCI DSS in the future could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also could subject us to fines, penalties, damages and civil liability and could result in the suspension or loss of our ability to accept credit and debit card payments. Although we do not store credit card information and we do not have access to our patients’ credit card information, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.
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

Short selling occurs when an investor borrows a security and sells it on the open market, with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares. Because it is in the short seller's best interests for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding an issuer, its business prospects, and similar matters which may create a negative depiction of the company. This information is often widely distributed, including through platforms that mainly serve as hosts seeking advertising revenue. Issuers who have limited trading volumes and are thus susceptible to higher volatility levels than large-cap stocks can be particularly vulnerable to such short seller attacks.
We may be subject to short selling strategies that may drive down the market price of our common stock. In 2021, we were the target of negative allegations posted on an internet platform designed to advise short sellers, which precipitated a decline in the price of our stock. Shortly thereafter, several plaintiffs' law firms announced investigations into potential securities laws violations based on these allegations. While we believe these allegations are without merit, and no litigation has been commenced to date regarding such allegations, we still face the potential (albeit a diminishing one, given the passage of time) for litigation to be initiated against us. While we would vigorously defend against any such litigation, regardless of outcome, litigation can be costly and time-consuming, divert the attention of our management team, adversely impact our reputation and brand, and if a plaintiff claim were successful, could result in significant liability, all of which could harm our business and financial condition.

Future sales of our common stock may depress our stock price and our share price may decline due to the large number of shares eligible for future sale or exchange.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of

December 31, 2022, we had 14,528,487 outstanding shares of common stock and are authorized to sell up to 20,000,000 shares of common stock. The trading volume of shares of our common stock averaged approximately 219,044 shares per day during the year ended December 31, 2022. Accordingly, sales of even small amounts of shares of our common stock by existing stockholders may drive down the trading price of our common stock.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of December 31, 2022, we leased 138 facilities in which we operate or intend to operate clinics. We are obligated under two additional leases for facilities in which we have ceased clinic operations.
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
ITEM 3.     LEGAL PROCEEDINGS
In the normal course of business, we are party to litigation and claims from time to time. We maintain insurance to cover certain litigation and claims. In June 2021, we received a draft complaint from an employee, claiming that we had vicarious and other liability with respect to alleged wrongful acts committed by a former employee. In February 2022, the claim was settled for a total of $750,000. We also recognized a $250,000 insurance recovery asset associated with the settlement. The $500,000 net impact of the settlement is included in our consolidated income statement for the year ended December 31, 2021. Please see Note 10, “Commitments and Contingencies” in the Notes to consolidated financial statements included in Item 8 of this report for further discussion.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Capital Market under the symbol “JYNT.”
Holders
As of December 31, 2022, there were approximately 33 holders of record of our common stock and 14,528,487 shares of our common stock outstanding.
Dividends
Since our initial public offering, we have not declared nor paid dividends on our common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future.
ITEM 6. [Reserved]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the results of operations and financial condition of The Joint Corp. for the years ended December 31, 2022 and 2021 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information contained elsewhere in this Form 10-K. Information pertaining to fiscal year 2020 was included in our Annual Report on Form 10-K for the year ended December 31, 2020 on pages 31-40 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on March 5, 2021.
Overview
Our principal business is to develop, own, operate, support and manage chiropractic clinics through franchising and regional developers and through direct ownership and management arrangements throughout the United States.
We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry through the rapid and focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad. We saw over 845,000 new patients in 2022, despite the continued pandemic, with approximately 36% of those new patients visiting a chiropractor for the first time. We are not only increasing our percentage of market share, but are expanding the chiropractic market.
Key Performance Measures.  We receive monthly performance reports from our system and our clinics which include key performance indicators per clinic, including gross sales, comparable same-store sales growth, or “Comp Sales,” number of new patients, conversion percentage, and member attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales, and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. System-wide Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. While franchised sales are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base.
Key Clinic Development Trends.   As of December 31, 2022, we and our franchisees operated or managed 838 clinics, of which 712 were operated or managed by franchisees and 126 were operated as company-owned or managed clinics. Of the 126 company-owned or managed clinics, 57 were constructed and developed by us, and 69 were acquired from franchisees.

Our current strategy is to grow through the sale and development of additional franchises and continue to expand our corporate clinic portfolio within clustered locations. The number of franchise licenses sold for the year ended December 31, 2022 was 75, compared with 156 and 121 licenses for the years ended December 31, 2021 and 2020, respectively. We ended 2022 with 18 regional developers who were responsible for 67% of the 75 licenses sold during the year. This strong result reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the accelerated development of greenfield clinics and the further selective acquisition of existing franchised clinics. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. During the quarter ended December 31, 2022, we opened four greenfield clinics, and as of December 31, 2022, we executed 8 leases for future greenfield clinic locations for further greenfield expansion.
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

Recent Events

Recent events that may impact our business include unfavorable global economic or political conditions, such as the Covid-19 pandemic, the Ukraine War, labor shortages, and inflation and other cost increases. We anticipate that 2023 will continue to be a volatile macroeconomic environment. As of the date of this Annual Report, we have not experienced a significant negative impact on our revenues and profitability due to the direct impact of the pandemic. However, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, the severity and duration of the pandemic, the continued availability and effectiveness of vaccines and actions taken by government authorities, including restrictions, laws or regulations, and other third parties in response to the pandemic.

The primary inflationary factor affecting our operations is labor costs. In the fourth quarter of 2021 and in 2022, company-owned or managed clinics were negatively impacted by labor shortages and wage increases, which increased our general and administrative expenses. Further, should we fail to continue to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our patient service to suffer. We expect elevated levels of cost inflation to persist in 2023. While we anticipate that these headwinds will be partially mitigated by pricing actions taken in response to inflation, there can be no assurance that we will be able to continue to take such pricing actions. A continued increase in labor costs could have an adverse effect on our operating costs, financial condition and results of operations.

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
Significant Events and/or Recent Developments
For the year ended December 31, 2022:
•Comp Sales of clinics that have been open for at least 13 full months increased 9%.
•Comp Sales for mature clinics open 48 months or more increased 4%.
•System-wide sales for all clinics open for any amount of time grew 21% to $435.3 million.
We saw over 845,000 new patients in 2022, compared with 807,000 new patients in 2021, with approximately 36% of those new patients having never been to a chiropractor before. We are not only increasing our percentage of market share, but expanding the chiropractic market. These factors, along with continued leverage of our operating expenses, drove improvement in our bottom line.

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

On October 12, 2022, we entered into an agreement under which we repurchased the right to develop franchises in various counties in the Philadelphia area. The total consideration for the transaction was $225,000. We carried a deferred revenue balance associated with this transaction of $176,118, representing the unrecognized fee collected upon the execution of the regional developer agreement. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price. We recognized the net amount of $48,882 as reacquired development rights on October 12, 2022, which is amortized over the remaining original contract period of approximately 4.2 years.

On October 13, 2022, we entered into an Asset and Franchise Purchase Agreement under which we repurchased from the seller one operating franchise in North Carolina. We operate the franchise as a company-managed clinic. The total purchase price for the transaction was $761,384, less $5,108 of net deferred revenue, resulting in total purchase consideration of $756,276. Based on the terms of the purchase agreement, the acquisition has been treated as an asset purchase.

On October 24, 2022, we entered into an Asset and Franchise Purchase Agreement under which we repurchased from the seller an operating franchise in North Carolina. We operate the franchise as a company-managed clinic. The total purchase price for the transaction was $1,391,112, less $9,262 of net deferred revenue, resulting in total purchase consideration of $1,381,850. Based on the terms of the purchase agreement, the acquisition has been treated as an asset purchase.

On December 23, 2022, we entered into an Asset and Franchise Purchase Agreement under which we repurchased from the sellers six operating franchises and one undeveloped clinic in California. We operate the franchises as company-managed clinics. The total purchase price for the transaction was $1,965,755, less $70,628 of net deferred revenue, resulting in total purchase consideration of $1,895,127. Based on the terms of the purchase agreement, the acquisition has been treated as an asset purchase.

For the year ended December 31, 2022, we constructed and developed 16 new corporate clinics.
Factors Affecting Our Performance
Our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic sales, openings, closures, markets in which they are contained and related expenses, general economic conditions, cost inflation, labor shortages, consumer confidence in the economy, consumer preferences, competitive factors, and disease epidemics and other health-related concerns, such as the COVID-19 pandemic.
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
Acquisitions

We allocate the purchase price of acquired companies to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill. When an acquisition is accounted for in accordance with the acquisition of assets rather than a business, goodwill is not recognized and instead, any excess of the cost of the acquisition over the fair value of net assets acquired is allocated to certain assets on the basis of relative fair values. The allocation of the purchase price requires us to make significant estimates and assumptions to determine the fair value of assets acquired and liabilities assumed and the related useful lives of the acquired assets, when applicable, as of the acquisition date.

Examples of critical estimates used in valuing certain intangible assets we have acquired or may acquire in the future include, but are not limited to, future expected cash flows and member relationships, revenue growth rates, the period of time the acquired member relationships will continue to be used, anticipated member attrition rates, and discount rates used to determine the present value of estimated future cash flows. We engage third-party valuation experts to assist in determining the fair value associated with our acquisitions and related identifiable intangible assets. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and assumed liabilities differently from the allocation that we have made.
Intangible Assets
Intangible assets consist primarily of re-acquired franchise and regional developer rights and customer relationships.  We amortize the fair value of re-acquired franchise rights over the remaining contractual terms of the re-acquired franchise rights at the time of the acquisition, which range from one to ten years. In the case of regional developer rights, we amortize the acquired regional developer rights over the remaining contractual terms at the time of the acquisition, which range from two to seven years. The fair value of customer relationships is amortized over their estimated useful life which ranges from two to four years.
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises treated as a business combination under U.S. GAAP. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, we perform an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the years ended December 31, 2022 and 2021.

Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to estimated undiscounted future cash flows in the assessment of whether or not long-lived assets are recoverable. We record an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. During the year ended December 31, 2022, an operating lease ROU asset related to a closed clinic with a total carrying amount of approximately $0.2 million was written down to zero. As a result, we recorded a noncash impairment loss of approximately $0.2 million during the year ended December 31, 2022. During the year ended December 31, 2021, certain operating lease ROU assets related to closed clinics with a total carrying amount of $0.5 million were written down to their fair value of $0.4 million. As a result, we recorded a noncash impairment loss of approximately $0.1 million for the year ended December 31, 2021
Stock-Based Compensation
We account for share-based payments by recognizing compensation expense based on the estimated fair value of the awards on the date of grant. We determine the estimated grant-date fair value of restricted shares using the closing price on the date of the grant and the grant-date fair value of stock options using the Black-Scholes-Merton model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. We recognize compensation costs ratably over the period of service using the straight-line method. Forfeitures are estimated based on historical and forecasted turnover, which is approximately 5%.
Revenue Recognition

We generate revenue primarily through our company-owned and managed clinics and through royalties, franchise fees, advertising fund contributions, IT related income and computer software fees from our franchisees.
Revenues from Company-Owned or Managed Clinics.  We earn revenue from clinics that we own and operate or manage throughout the United States.  In those states where we own and operate the clinic, revenues are recognized when services are performed. We offer a variety of membership and wellness packages which feature discounted pricing as compared with our single-visit pricing.  Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed. Any unused visits associated with monthly memberships are recognized on a month-to-month basis. We recognize a contract liability (or a deferred revenue liability) related to the prepaid treatment plans for which we have an ongoing performance obligation. We recognize this contract liability, and recognize revenue, as the patient consumes his or her visits related to the package and we perform the services. If we determine that it is not subject to unclaimed property laws for the portion of wellness package that we do not expect to be redeemed (referred to as “breakage”), then we recognize breakage revenue in proportion to the pattern of exercised rights by the patient.
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
Franchise Fees. We require the entire non-refundable initial franchise fee to be paid upon execution of a franchise agreement, which typically has an initial term of ten years. Initial franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement.  Our services under the franchise agreement include training of franchisees and staff, site selection, construction/vendor management and ongoing operations support. We provide no financing to franchisees and generally offer no guarantees on their behalf. The services we provide are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
Software Fees.  We collect a monthly fee from our franchisees for use of our proprietary chiropractic software, computer support, and internet services support. These fees are recognized ratably on a straight-line basis over the term of the respective franchise agreement.

Regional Developer Fees. We have a regional developer program where regional developers are granted an exclusive geographical territory and commit to a minimum development obligation within that defined territory. Regional developer fees are non-refundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. Our services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services we provide are highly interrelated with the development of the territory and the resulting franchise licenses sold by the regional developer and as such are considered to represent a single performance obligation. In addition, we pay regional developers fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of gross sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur, which is funded by the 7% royalties we collect from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements.
Leases
The accounting guidance for leases requires lessees to recognize a right-of-use ("ROU") asset and a lease liability in the balance sheet for most leases. The lease liability is measured at the present value of the fixed lease payments over the lease term and the ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at our sole discretion and, as such, we typically determine that exercise of these renewal options is not reasonably certain. As a result, we do not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the right-of-use asset and lease liability. When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. In such cases, we estimate our incremental borrowing rate as the interest rate we would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease, and in a similar economic environment. We estimate these rates using available evidence such as rates imposed by third-party lenders in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to our estimated creditworthiness.
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
In addition to considering forecasts of future taxable income, we are also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of our deferred tax assets, namely the reversal of existing temporary differences, the carry back of losses and credits as allowed under current tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgments. Each source of income must be evaluated based on all positive and negative evidence; this evaluation involves assumptions about future activity. The actual realization of deferred tax assets may differ from the amounts we have recorded.

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
We regularly assess the tax risk of our tax return filing positions, and we have not identified any material uncertain tax positions as of December 31, 2022 and 2021, respectively.
Loss Contingencies
Accounting Standards Codification 450, Contingencies (“ASC 450”), governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. We record an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, we provide additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on us. Legal costs to be incurred in connection with a loss contingency are expensed as such costs are incurred.
Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues
Components of revenues for the year ended December 31, 2022, as compared to the year ended December 31, 2021, were as follows:

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2022	2021
Revenues:
Revenues from company-owned or managed clinics	$59,422,294	$44,348,234	$15,074,060	34.0%
Royalty fees	26,190,531	22,062,989	4,127,542	18.7%
Franchise fees	2,441,325	2,659,097	(217,772)	(8.2)%
Advertising fund revenue	7,456,696	6,298,924	1,157,772	18.4%
Software fees	4,290,739	3,383,856	906,883	26.8%
Regional developer fees	659,099	848,640	(189,541)	(22.3)%
Other revenues	1,450,725	1,257,913	192,812	15.3%
Total revenues	$101,911,409	$80,859,653	$21,051,756	26.0%
The reasons for the significant changes in our components of total revenues were as follows:
Consolidated Results
•Total revenues increased by $21.1 million, primarily due to the continued expansion and revenue growth of our franchise base, continued same-store sales growth and expansion of our corporate-owned or managed clinics portfolio.
Corporate Clinics
•Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of our corporate-owned or managed clinics portfolio. As of December 31, 2022 and 2021, there were 126 and 96 company-owned or managed clinics in operation, respectively.

Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during 2022, along with continued sales growth in existing franchised clinics. As of December 31, 2022 and 2021, there were 712 and 610 franchised clinics in operation, respectively.
•Franchise fees revenue was relatively flat as the impact of an increase in executed franchise agreements was more than offset by the impact of accelerated revenue recognition resulting from the terminated franchise license agreements in the prior year period. There were no such comparable events during 2022. In addition, 17 and 12 franchise license agreements were terminated during the years ended December 31, 2022 and 2021, respectively, in connection with acquisitions, resulting in elimination of fees to be recognized ratably over the term of the original respective franchise agreements.
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Regional developer fees revenue decreased due to the impact of repurchased regional developer rights during the year ended December 31, 2022.
•Other revenues primarily consisted of merchant income associated with credit card transactions.
Cost of Revenues

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2022	2021
Cost of Revenues	9,830,162	8,513,777	$1,316,385	15.5%
For the year ended December 31, 2022, as compared with the year ended December 31, 2021, the total cost of revenues increased due to an increase in regional developer royalties and sales commissions of $1.1 million and an increase in website hosting costs of $0.3 million.
Selling and Marketing Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2022	2021
Selling and Marketing Expenses	13,962,709	11,424,416	$2,538,293	22.2%
Selling and marketing expenses increased $2.5 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, driven by an increase in advertising fund expenditures from a larger franchise base and increased local marketing expenditures by the company-owned or managed clinics.
Depreciation and Amortization Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2022	2021
Depreciation and Amortization Expenses	7,643,980	6,088,947	$1,555,033	25.5%
Depreciation and amortization expenses increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to depreciation expenses associated with the expansion of our company-owned or managed clinics portfolio in 2021 and 2022 and the new IT platform used by clinics for operations and for the management of operations, which went live in July 2021.

General and Administrative Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2022	2021
General and Administrative Expenses	67,987,482	49,453,305	$18,534,177	37.5%
General and administrative expenses increased during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the increases in the following to support continued clinic count and revenue growth in both operating segments: (i) payroll and related expenses of $14.3 million, (ii) general overhead and administrative expenses of $2.6 million, (iii) professional and advisory fees of $1.0 million, and (iv) software and maintenance expense of $0.7 million. As a percentage of revenue, general and administrative expenses during the year ended December 31, 2022 and 2021 were 67% and 61%, respectively, reflecting the impact of the greenfields that opened in 2022.
Income from Operations

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2022	2021
Income from Operations	2,076,861	5,352,419	$(3,275,558)	(61.2)%
Consolidated Results
Consolidated income from operations decreased by $3.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the increased expenses in the corporate clinics and unallocated corporate segments discussed below.
Corporate Clinics
Our corporate clinics segment had loss from operations of $0.9 million for the year ended December 31, 2022, a decrease in income of $5.3 million compared to income from operations of $4.4 million for the year ended December 31, 2021. This decrease was primarily due to:
•A $20.4 million increase in operating expenses primarily due to the increases in the following: (i) payroll-related expenses of $14.7 million due to a higher head count to support the expansion of our corporate clinic portfolio and general wage increases to remain competitive in the current labor market, (ii) depreciation expense of $1.1 million associated with the expansion of our company-owned or managed clinics portfolio in 2021 and 2022, (iii) selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics of $1.4 million, (iv) general overhead and administrative expenses to support the expansion of our corporate clinic portfolio of $2.9 million, and (v) impairment loss of $0.3 million; partially offset by
•An increase in revenues of $15.1 million from company-owned or managed clinics primarily due to improved same-store growth, as well as the expansion of our corporate-owned or managed clinics portfolio.
Franchise Operations
Our franchise operations segment had income from operations of $19.6 million for the year ended December 31, 2022, an increase of $2.9 million, compared to income from operations of $16.7 million for the year ended December 31, 2021. This increase was primarily due to:
•An increase of $6.0 million in total revenues due to an increase in the number of franchised clinics in operation, along with continued sales growth in existing franchised clinics; partially offset by
•An increase of $1.4 million in cost of revenues, primarily due to an increase in regional developer royalties and website hosting costs and an increase of $1.8 million in operating expenses, primarily due to an increase in: (i) selling and marketing expenses resulting from a larger franchise base of $1.2 million, (ii) depreciation expense associated with the new IT platform of $0.4 million, and (iii) payroll-related expenses of $0.2 million.
Unallocated Corporate
Unallocated corporate expenses for the year ended December 31, 2022 increased by $0.8 million compared to the prior year period, primarily due to the increases in professional and advisory fees of $0.8 million.
Income Tax Expense (Benefit)

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2022	2021
Income tax expense (benefit)	766,510	(1,293,229)	$2,059,739	(159.3)%
For the years ended December 31, 2022 and 2021, the effective tax rates were 39.4% and (24.5)%, respectively. The fluctuation in the effective rate was primarily attributable to state taxes including the change in rates, and stock-based compensation during the year ended December 31, 2022, as compared to the year ended December 31, 2021. Please see Note 9, “Income Taxes” in the Notes to consolidated financial statements included in Item 8 of this report for further discussion.

Non-GAAP Financial Measures

The table below reconciles net income to Adjusted EBITDA for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Non-GAAP Financial Data:
Net income	$1,177,250	$6,575,770
Net interest	133,102	69,878
Depreciation and amortization expense	7,643,980	6,088,947
Income tax expense (benefit)	766,510	(1,293,229)
EBITDA	9,720,842	11,441,366
Stock compensation expense	1,273,989	1,056,015
Acquisition related expenses	110,085	68,716
Net loss on disposition or impairment	410,215	26,789
Adjusted EBITDA	$11,515,131	$12,592,886

Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment. We have provided Adjusted EBITDA, a non-GAAP measure of financial performance because it is commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.
We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other outpatient medical clinics, which may present similar non-GAAP financial measures to investors. In addition, you should be aware when evaluating Adjusted EBITDA, in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same manner.

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
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2022, we had cash and short-term bank deposits of $9.7 million. We generated $11.1 million of cash flow from operating activities in the year ended December 31, 2022. While the pandemic and the Ukraine War create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our development line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next twelve months. However, due to the opportunistic nature of our acquisitions, we may have negative working capital from time to time. The primary reason for the increase in negative working capital from December 31, 2021 to December 31, 2022 is due to a decrease in net cash provided by operating activities and an increase in investing activities, as discussed below.
While the interruptions, delays and/or cost increases resulting from the pandemic, political instability and geopolitical tensions, such as the Ukraine War, economic weakness, inflationary pressures, increase in interest rates and other factors have created uncertainty as to general economic conditions for 2023, as of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For 2023, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. If the equity and credit markets deteriorate, including as a result of economic weakness, a resurgence of COVID-19, political unrest or war, including the Ukraine War, or any other reason, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Given the ongoing uncertainties described above, the levels of our cash flows from operations for 2023 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows

Net cash provided by operating activities was $11.1 million for the year ended December 31, 2022, compared to net cash provided by operating activities of $15.2 million for the year ended December 31, 2021. The decrease was primarily attributable to the decreased net income, net of non-cash charges, in the year ended December 31, 2022 of $11.2 million versus $12.5 million in the prior year period and the changes in operating assets and liabilities of $(0.1) million in the year ended December 31, 2022 versus $2.8 million in the prior year period. The decrease in operating assets and liabilities for the year ended December 31, 2022 is primarily attributable to: i) a decrease in accrued expenses of $1.2 million, mainly driven by the legal claim settlement of $0.75 million and other non-recurring payments made during the year, ii) a decrease in payroll liabilities of $1.9 million, mostly due to the short-term incentive compensation payments made during the year (without the comparable accrual as of December 31, 2022), and iii) an increase in deferred franchise cost of $0.4 million related to the commissions paid for the sale of franchise licenses during the year. These decreases in operating assets and liabilities were partially offset by the increases in: i) deferred revenue of $2.2 million related to the amounts collected for the sale of franchise license and membership and wellness packages sold during the year (which are recorded as deferred revenue until the service is performed), ii) accounts payable of $0.8 million due to the general increase in operating expenses and timing of payments, and iii) prepaid expenses and other current assets of $0.2 million, mainly driven by the general increase in operating expenses.
Net cash provided by operating activities was $15.2 million for the year ended December 31, 2021, compared to net cash provided by operating activities of $11.2 million for the year ended December 31, 2020. The increase was primarily attributable to the increased net income, net of non-cash charges, in the year ended December 31, 2021 of $12.5 million versus $8.6 million in the prior year period. The increase was partially offset by year-over-year growth in accounts receivable, which was 79% higher than in 2020, attributable to: i) an increase in royalties receivable due to an increase in the number of franchised clinics in operation during 2021 (with 610 open and operating franchise units at December 31, 2021 versus 515 at December 31, 2020), along with continued sales growth in existing franchised clinics, ii) timing of cash collected from franchise license sales, iii) an increase in software fee revenue related to the correction of the calculation of software fee revenue (see note 1 in the notes to consolidated financial statements included in Item 8 of the 2021 Form 10-K), and iv) an increase in receivables related to leasehold improvement incentives. In addition, increased deferred franchising costs contributed to a decrease in net cash provided by operating activities, which consist of franchise license sales commissions earned by the regional developers and the Company’s sales force. The increase in payroll liabilities is attributable to the increased workforce at December 31, 2021 versus 2020 and the timing of the employee compensation payroll cycles.
Cash provided by operating activities is subject to variability period over period as a result of the timing of collections and payments related to accounts receivable, accrued expenses, and other operating assets and liabilities. Royalties and other fees are collected from our franchisees semi-monthly, two working days after each sales period has ended.
Net cash used in investing activities was $20.8 million and $14.1 million during the years ended December 31, 2022 and 2021, respectively.  For the year ended December 31, 2022, this included clinic acquisitions for $12.1 million, purchases of property and equipment for $5.9 million, and reacquisition and termination of regional developer rights for $2.9 million. For the year ended December 31, 2021, this included clinic acquisitions for $5.8 million, purchases of property and equipment for $7.0 million, and reacquisition and termination of regional developer rights for $1.4 million.
Net cash provided by (used in) financing activities was $0.3 million and $(2.0) million during the years ended December 31, 2022 and 2021, respectively.  For the year ended December 31, 2022, this included proceeds from the exercise of stock options of $0.4 million. For the year ended December 31, 2021, this included repayment of the PPP loan of $2.7 million and purchases of treasury stock for $0.7 million, which were partially offset by the proceeds from the exercise of stock options of $1.5 million.
The following table summarizes our material contractual obligations at December 31, 2022 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:
Material Contractual Cash Requirements

	Payments Due by Fiscal Year
	Total	2023	2024	2025	2026	2027	Thereafter
Operating leases	$27,149,598	6,280,108	5,689,672	5,084,585	3,264,579	2,268,960	4,561,694
Debt under the Credit Agreement	$2,000,000	—	—	—	—	2,000,000

Recent Accounting Pronouncements
Please see Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to consolidated financial statements included in Item 8 of this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements
During the year ended December 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of December 31, 2022 include cash and cash equivalents and short-term borrowings. A portion of our cash is affected by short-term interest rates, which are currently low. Given the low interest income generated from our cash, any reduction in interest rates would not have a material impact on our interest income.

Borrowings under the Revolver bear interest at a rate equal to an applicable margin plus a variable rate. As such, the Revolver exposes us to market risk for changes in interest rates. Given our short-term debt position as of December 31, 2022, the effect of a 10-basis point change in interest rates would not have a material impact on our variable interest expense.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Joint Corp.
Scottsdale, Arizona
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Joint Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue growth rate utilized in the determination of the fair value of acquired member relationships and reacquired franchise rights for certain acquisitions

As described in Note 3 of the consolidated financial statements, the Company acquired certain clinics during the current year. As a result of the acquisitions, management was required to determine the estimated fair values of assets acquired and liabilities assumed, including certain identifiable intangible assets. Management utilized third-party valuation specialists to assist in the preparation of the valuation of certain identifiable intangible assets. Management exercised judgment to develop and select revenue growth rates in the measurement of the fair value of the acquired member relationships and reacquired franchise rights.

We identified the revenue growth rates utilized in the determination of the fair value of acquired member relationships and reacquired franchise rights for certain acquisitions as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment required to determine the revenue growth rates used in the fair value measurement of acquired member relationships and reacquired franchise rights for certain acquisitions. Auditing these revenue growth rates involved especially subjective auditor judgment due to the nature and extent of audit effort required.

The primary procedures we performed to address this critical audit matter included:

Evaluating the reasonableness of the revenue growth rates by (i) reviewing the historical performance of the Company using its audited financial statements, (ii) assessing revenue projections against industry metrics, and (iii) comparing the actual post-acquisition net revenue to the forecast revenue.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2021.
Phoenix, Arizona

March 10, 2023

THE JOINT CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$9,745,066	$19,526,119
Restricted cash	805,351	386,219
Accounts receivable	3,911,272	3,700,810
Deferred franchise and regional development costs, current portion	1,054,060	994,587
Prepaid expenses and other current assets	2,098,359	2,281,765
Total current assets	17,614,108	26,889,500
Property and equipment, net	17,475,152	14,388,946
Operating lease right-of-use asset	20,587,199	18,425,914
Deferred franchise and regional development costs, net of current portion	5,707,678	5,505,420
Intangible assets, net	12,867,529	5,403,390
Goodwill	8,493,407	5,085,203
Deferred tax assets	8,441,713	9,188,634
Deposits and other assets	756,386	567,202
Total assets	$91,943,172	$85,454,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,966,589	$1,705,568
Accrued expenses	1,069,610	1,809,460
Co-op funds liability	805,351	386,219
Payroll liabilities ($0.6 million and $0.4 million attributable to VIEs as of December 31, 2022 and 2021)	2,030,510	3,906,317
Operating lease liability, current portion	5,295,830	4,613,843
Finance lease liability, current portion	24,433	49,855
Deferred franchise and regional development fee revenue, current portion	2,955,851	3,191,892
Deferred revenue from company clinics ($4.7 million and $3.5 million attributable to VIEs as of December 31, 2022 and 2021)	7,471,549	5,235,745
Other current liabilities	499,250	539,500
Total current liabilities	23,118,973	21,438,399
Operating lease liability, net of current portion	18,672,719	16,872,093
Finance lease liability, net of current portion	63,507	87,939
Debt under the Credit Agreement	2,000,000	2,000,000
Deferred franchise and regional development fee revenue, net of current portion	15,661,412	15,458,921
Other liabilities	27,230	27,230
Total liabilities	59,543,841	55,884,582
Commitments and contingencies (note 10)
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,560,353 shares issued and 14,528,487 shares outstanding as of December 31, 2022 and 14,451,355 shares issued and 14,419,712 outstanding as of December 31, 2021	14,560	14,450
Additional paid-in capital	45,558,305	43,900,157
Treasury stock 31,866 shares as of December 31, 2022 and 31,643 shares as of December 31, 2021, at cost	(856,642)	(850,838)
Accumulated deficit	(12,341,892)	(13,519,142)
Total The Joint Corp. stockholders' equity	32,374,331	29,544,627
Non-controlling Interest	25,000	25,000
Total equity	32,399,331	29,569,627
Total liabilities and stockholders' equity	$91,943,172	$85,454,209
See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2022	2021
Revenues:
Revenues from company-owned or managed clinics	$59,422,294	$44,348,234
Royalty fees	26,190,531	22,062,989
Franchise fees	2,441,325	2,659,097
Advertising fund revenue	7,456,696	6,298,924
Software fees	4,290,739	3,383,856
Regional developer fees	659,099	848,640
Other revenues	1,450,725	1,257,913
Total revenues	101,911,409	80,859,653
Cost of revenues:
Franchise and regional developer cost of revenues	8,462,503	7,408,125
IT cost of revenues	1,367,659	1,105,652
Total cost of revenues	9,830,162	8,513,777
Selling and marketing expenses	13,962,709	11,424,416
Depreciation and amortization	7,643,980	6,088,947
General and administrative expenses	67,987,482	49,453,305
Total selling, general and administrative expenses	89,594,171	66,966,668
Net loss on disposition or impairment	410,215	26,789
Income from operations	2,076,861	5,352,419
Other expense, net	(133,101)	(69,878)
Income before income tax expense (benefit)	1,943,760	5,282,541
Income tax expense (benefit)	766,510	(1,293,229)
Net income	$1,177,250	$6,575,770

Earnings per share:
Basic earnings per share	$0.08	$0.46
Diluted earnings per share	$0.08	$0.44

Basic weighted average shares	14,488,314	14,319,448
Diluted weighted average shares	14,868,093	14,935,577

See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount		Total The Joint Corp. stockholder's equity	Non-controlling Interest	Total
Balances, December 31, 2020	14,174,237	14,174	41,350,001	17,167	(143,111)	(20,094,912)	21,126,152	100	21,126,252
Stock-based compensation expense	—	—	1,056,015	—	—	—	1,056,015	—	1,056,015
Issuance of restricted stock	17,074	17	(17)	—	—	—	—	—	—
Exercise of stock options	260,044	259	1,519,058	—	—	—	1,519,317	—	1,519,317
Purchases of treasury stock under employee stock plans	—	—	—	14,476	(707,727)	—	(707,727)	—	(707,727)
Change in non-controlling interest	—	—	(24,900)	—	—	—	(24,900)	24,900	—
Net income	—	—	—	—	—	6,575,770	6,575,770	—	6,575,770
Balances, December 31, 2021	14,451,355	14,450	43,900,157	31,643	(850,838)	(13,519,142)	29,544,627	25,000	29,569,627
Stock-based compensation expense			1,273,989				1,273,989	—	1,273,989
Issuance of restricted stock	65,618	66	(66)				—	—	—
Exercise of stock options	43,380	44	384,225				384,269	—	384,269
Purchases of treasury stock under employee stock plans				223	(5,804)		(5,804)	—	(5,804)
Net income						1,177,250	1,177,250	—	1,177,250
Balances, December 31, 2022	14,560,353	$14,560	$45,558,305	31,866	$(856,642)	$(12,341,892)	$32,374,331	$25,000	$32,399,331

See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,177,250	$6,575,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,643,980	6,088,947
Net loss on disposition or impairment (non-cash portion)	410,215	125,237
Net franchise fees recognized upon termination of franchise agreements	(68,537)	(133,007)
Deferred income taxes	746,921	(1,247,198)
Stock based compensation expense	1,273,989	1,056,015
Changes in operating assets and liabilities:
Accounts receivable	(154,672)	(1,637,589)
Prepaid expenses and other current assets	183,406	(715,740)
Deferred franchise costs	(351,151)	(1,418,235)
Deposits and other assets	(189,184)	(148,516)
Accounts payable	818,265	(14,373)
Accrued expenses	(1,170,070)	886,738
Payroll liabilities	(1,875,807)	1,130,281
Deferred revenue	2,230,041	3,624,944
Other liabilities	409,938	1,059,506
Net cash provided by operating activities	11,084,584	15,232,780

Cash flows from investing activities:
Acquisition of AZ clinics	(6,966,923)	(1,925,000)
Acquisition of NC clinics	(3,289,312)	(3,840,135)
Acquisition of CA clinics	(1,850,000)	—
Proceeds from sale of clinics	105,200	—
Purchase of property and equipment	(5,899,080)	(6,989,534)
Reacquisition and termination of regional developer rights	(2,875,000)	(1,388,700)
Net cash used in investing activities	(20,775,115)	(14,143,369)

Cash flows from financing activities:
Payments of finance lease obligation	(49,855)	(80,322)
Purchases of treasury stock under employee stock plans	(5,804)	(707,727)
Proceeds from exercise of stock options	384,269	1,519,317
Repayment of debt under the Paycheck Protection Program	—	(2,727,970)
Net cash provided by (used in) financing activities	328,610	(1,996,702)

Decrease in cash	(9,361,921)	(907,291)
Cash, cash equivalents and restricted cash, beginning of period	19,912,338	20,819,629
Cash, cash equivalents and restricted cash, end of period	$10,550,417	$19,912,338

	December 31, 2022	December 31, 2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$9,745,066	$19,526,119
Restricted cash	805,351	386,219
	$10,550,417	$19,912,338

During the years ended December 31, 2022 and 2021, cash refunded for income taxes was $369,481 and cash paid for income taxes was $566,808, respectively. During the years ended December 31, 2022 and 2021, cash paid for interest was $71,255 and $69,273, respectively.
See notes to consolidated financial statements.
Supplemental disclosure of non-cash activity:
As of December 31, 2022, accounts payable and accrued expenses included property and equipment purchases of $442,756 and $133,969, respectively. As of December 31, 2021, accounts payable and accrued expenses included property and equipment purchases of $158,293 and $152,501, respectively.
In connection with the acquisitions during the years ended December 31, 2022 and December 31, 2021, net deferred revenue of $200,371 and $134,539, respectively, relating to unrecognized net franchise fees collected upon the execution of the franchise agreements reduced the purchase price of the acquisitions.
In connection with the Company's reacquisition and termination of regional developer rights during the year ended December 31, 2022, the Company had deferred revenue of $629,036 representing unrecognized license fees collected upon the execution of the regional developer agreement.  The Company netted this amount against the aggregate purchase price of $2,875,000.
In connection with the Company's reacquisition and termination of regional developer rights during the year ended December 31, 2021, the Company had deferred revenue of $35,679 representing unrecognized license fees collected upon the execution of the regional developer agreements. The Company netted this amount against the aggregate purchase price of $1,388,700.

THE JOINT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1:     Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These financial statements represent the consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America (“GAAP”) requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses, other (expenses) income, and income taxes that are reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue, accounting for leases, and accounting for income taxes, see Note 2, "Revenue Disclosures", Note 9, "Income Taxes", and Note 10, "Commitments and Contingencies".
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of The Joint and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented. The Company consolidates VIEs in which the Company is the primary beneficiary in accordance with Accounting Standards Codification 810, Consolidations (“ASC 810”). Non-controlling interests represent third-party equity ownership interests in VIEs. All significant inter-affiliate accounts and transactions between The Joint and its VIEs have been eliminated in consolidation.
Comprehensive Income
Net income and comprehensive income are the same for the years ended December 31, 2022 and 2021.
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
The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
Franchised clinics:	2022	2021
Clinics open at beginning of period	610	515
Opened during the period	121	110
Acquired during the period	2	—
Sold during the period	(16)	(12)
Closed during the period	(5)	(3)
Clinics in operation at the end of the period	712	610

	Year Ended December 31,
Company-owned or managed clinics:	2022	2021
Clinics open at beginning of period	96	64
Opened during the period	16	20
Acquired during the period	16	12
Sold during the period	(2)	—
Closed during the period	—	—
Clinics in operation at the end of the period	126	96

Total clinics in operation at the end of the period	838	706

Clinic licenses sold but not yet developed	197	245
Executed letters of intent for future clinic licenses	38	38
Variable Interest Entities
Certain states prohibit the “corporate practice of chiropractic,” which restricts business corporations from practicing chiropractic care by exercising control over clinical decisions by chiropractic doctors. In states which prohibit the corporate practice of chiropractic, the Company typically enters into long-term management services agreements ("MSAs") with professional corporations (“PCs”) that are owned by licensed chiropractic doctors, which, in turn, employ or contract with doctors who provide professional chiropractic care in its clinics. Under these management agreements with PCs, the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. The Company has entered into such management agreements with three PCs, including one in Kansas, in connection with the opening of company-managed clinics in August 2022. An entity deemed to be the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. In accordance with relevant accounting guidance, these PCs were determined to be VIEs. Such PCs are VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. Additionally, the Company has determined that it has the ability to direct the activities that most significantly impact the performance of these PCs and have an obligation to absorb losses or receive benefits which could potentially be significant to the PCs. Accordingly, the PCs are variable interest entities for which the Company is the primary beneficiary and are consolidated by the Company.
The revenues of VIEs represent the revenues of Company-managed clinics in states that prohibit the corporate practice of chiropractic. The Company's involvement with VIEs affects its financial performance and cash flows primarily through amounts recorded in Revenues from company-owned or managed clinics and General and administrative expenses, which are principally comprised of payroll and related expenses. The management fees/income provided by the MSAs are considered intercompany transactions and therefore eliminated upon consolidation of VIEs.
The VIEs’ total revenue and payroll and related expenses for the year ended December 31, 2022 were $34.8 million and $14.0 million, respectively. The VIE’s total revenue and payroll and related expenses for the year ended December 31, 2021 were $28.6 million and $8.5 million, respectively.

The VIEs’ deferred revenue liability balance for amounts collected in advance for membership and wellness packages was $4.7 million and $3.5 million as of December 31, 2022 and December 31, 2021, respectively. The VIEs’ payroll liability balance as of December 31, 2022 and December 31, 2021 was $0.6 million and $0.4 million, respectively. The carrying amount of the other VIEs’ assets and liabilities was immaterial as of December 31, 2022 and December 31, 2021.

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of December 31, 2022 and 2021.
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
Accounts Receivable
Accounts receivable primarily represent amounts due from franchisees for royalty and software fees. The Company records an allowance for credit losses as a reduction to its accounts receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of the Company’s franchisees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions, as well as the Company’s expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2022, and 2021, the Company had no allowance for credit losses on accounts receivable.
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
Capitalized Software
The Company capitalizes certain software development cost, including costs to implement cloud computing arrangements that is a service contract. These capitalized costs are primarily related to software used by clinics for operations and by the Company for the management of operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized as assets in progress until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Software developed is recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally three to five years. Implementation costs incurred in connection with a cloud computing arrangement that is a service contract are included in prepaid expenses in the Company’s consolidated balance sheets.
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
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are tested for impairment annually and more frequently if a triggering event occurs that makes it more likely than not that the fair value of a reporting unit is below carrying value. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if a triggering event occurs. No impairments of goodwill were recorded for the years ended December 31, 2022 and 2021.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. During the year ended December 31, 2022, an operating lease ROU asset related to a closed clinic with a total carrying amount of approximately $250,000 was written down to zero. As a result, the Company recorded a noncash impairment loss of approximately $250,000 during the year ended December 31, 2022. During the year ended December 31, 2021, certain operating lease right-of-use assets related to closed clinics with a total carrying amount of $0.5 million were written down to their fair value of $0.4 million. As a result, the Company recorded a noncash impairment loss of approximately $0.1 million during the year ended December 31, 2021.
In connection with the sale of two company-managed clinics to franchisees, the Company reclassified $288,192 of property and equipment and $359,807 of ROU assets to Assets held for sale and reclassified $428,593 of ROU liability and $54,351 of deferred revenue from company clinics to Liabilities to be disposed of in the consolidated balance sheet as of June 30, 2022. Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. As a result, the Company recorded a valuation allowance of $79,400 to adjust the carrying value of the disposal group to fair value less cost to sell during the year ended December 31, 2022. One of the two clinics was sold during August 2022, and the second clinic was sold in October 2022.
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
Royalties and Advertising Fund Revenue. The Company collects royalties, as stipulated in the franchise agreement, equal to 7% of gross sales, and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The revenue accounting standard provides an exception for the recognition of sales-based royalties promised in exchange for a license (which generally requires a reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price). As the franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to the Company’s performance obligation under the franchise agreement, such sales-based royalties are recognized as franchisee clinic level sales occur. Royalties are collected semi-monthly, two working days after each sales period has ended.
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
Regional Developer Fees. The Company has a regional developer program where regional developers are granted an exclusive geographical territory and commit to a minimum development obligation within that defined territory. Regional developer fees paid to the Company are non-refundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. The Company’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services provided by the Company are highly interrelated with the development of the territory and the resulting franchise licenses sold by the regional developer and as such are considered to represent a single performance obligation. In addition, regional developers receive fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Initial fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur. This 3% fee is funded by the 7% royalties we collect from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements.

Capitalized Sales Commissions. Sales commissions earned by the regional developers and the Company’s sales force are considered incremental and recoverable costs of obtaining a franchise agreement with a franchisee. These costs are deferred and then amortized as the respective franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $5,163,381 and $4,116,740, for the years ended December 31, 2022 and 2021, respectively.
Income Taxes
Income taxes are accounted for using a balance sheet approach known as the asset and liability method. The asset and liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the consolidated balance sheets to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The differences relate principally to depreciation of property and equipment and treatment of revenue for franchise fees and regional developer fees collected. Tax positions are reviewed at least quarterly and adjusted as new information becomes available. The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These estimates of future taxable income inherently require significant judgment. To the extent it is considered more likely than not that a deferred tax asset will be not recovered, a valuation allowance is established.
The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of December 31, 2022 and 2021, respectively. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.
With exceptions due to the generation and utilization of net operating losses or credits, as of December 31, 2022, the Company is no longer subject to federal and state examinations by taxing authorities for tax years before 2018 and 2017, respectively.
Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by giving effect to all potentially dilutive common shares including restricted stock and stock options.

	Year Ended December 31,
	2022	2021
Net income	$1,177,250	$6,575,770

Weighted average common shares outstanding - basic	14,488,314	14,319,448
Effect of dilutive securities:
Unvested restricted stock and stock options	379,779	616,129
Weighted average common shares outstanding - diluted	14,868,093	14,935,577

Basic earnings per share	$0.08	$0.46
Diluted earnings per share	$0.08	$0.44
Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Year Ended December 31,
	2022	2021
Unvested restricted stock	—	58
Stock options	40,349	4,658
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
Retirement Benefit Plan
Employees of the Company are eligible to participate in a defined contribution retirement plan, the Joint Corp. 401(k) Retirement Plan (the “401(k) Plan”), under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute their eligible compensation, not to exceed the annual limits set by the IRS. The 401(k) Plan allows the Company to match participants’ contributions in an amount determined at the sole discretion of the Company. The Company matched participants’ contributions for the years ended December 31, 2022 and 2021, up to a maximum of 4% of the employee’s eligible compensation. Employer contributions totaled $478,277 and $346,561, for the years ended December 31, 2022 and 2021, respectively.
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
Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include loss contingencies, share-based compensations, useful lives and realizability of long-lived assets, deferred revenue and revenue recognition related to breakage, deferred franchise costs, calculation of ROU assets and liabilities related to leases, realizability of deferred tax assets, impairment of goodwill, intangible assets, other long-lived assets, and purchase price allocations and related valuations.
Recently Adopted Accounting Guidance and Accounting Pronouncements Not Yet Adopted
None.

Note 2:    Revenue Disclosures
Company-owned or Managed Clinics
The Company earns revenues from clinics that it owns and operates or manages throughout the United States. Revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing. Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed in accordance with the Company’s breakage policy, as discussed in Note 1, Revenue Recognition.
Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees
The Company currently franchises its concept across 39 states. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
The transaction price in a standard franchise arrangement primarily consists of (a) initial franchise fees; (b) continuing franchise fees (royalties); (c) advertising fees; and (d) software fees. Generally, the revenue accounting standard requires the reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price. However, the revenue accounting standard provides an exception, and it allows a reporting entity to recognize revenue for a sales-based or usage-based royalty promised in exchange for a license of intellectual property only when (or as) the later of the following events occurs: (i) the subsequent sale or usage occurs, (ii) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied). In accordance with the revenue accounting standard exception, royalty and advertising revenue are recognized when the franchisee's sales occur.
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
•The Company is entitled to royalties and advertising fees based on a percentage of the franchisee's gross sales as defined in the franchise agreement. Royalty and advertising revenue are recognized when the franchisee's sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either what is considered a contract asset (unbilled receivable) or, once billed, accounts receivable, on the consolidated balance sheet.
•The Company is entitled to a software fee, which is charged monthly. The Company recognizes revenue related to software fees ratably on a straight-line basis over the term of the franchise agreement.

In determining the amount and timing of revenue from contracts with customers, the Company exercises significant judgment with respect to collectability of the amount; however, the timing of recognition does not require significant judgment as it is based on either the franchise term or the reported sales of the franchisee, neither of which requires estimation. The Company believes its franchising arrangements do not contain a significant financing component.
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
Disaggregation of Revenue
The Company believes that the captions contained on the consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the years ended December 31, 2022 and 2021. Other revenues primarily consist of merchant income associated with credit card transactions.
The following table shows the Company's revenues disaggregated according to the timing of transfer of services:

	December 31,
	2022	2021
Revenue recognized at a point in time	$94,520,246	$73,968,060
Revenue recognized over time	$7,391,163	$6,891,593
Balance at Total Revenue	$101,911,409	$80,859,653
Rollforward of Contract Liabilities and Contract Costs
Changes in the Company's contract liability for deferred franchise and regional development fees during the years ended December 31, 2022 and 2021 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2020	$16,504,114
Revenue recognized that was included in the contract liability at the beginning of the year	(3,503,417)
Net increase during the year ended December 31, 2021	5,650,116
Balance at December 31, 2021	$18,650,813
Revenue recognized that was included in the contract liability at the beginning of the year	(2,909,569)
Net increase during the year ended December 31, 2022	2,876,019
Balance at December 31, 2022	$18,617,263
The Company's deferred franchise and development costs represent capitalized sales commissions. Changes during the years ended December 31, 2022 and 2021 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2020	$5,238,307
Recognized as cost of revenue during the year	(1,099,892)
Net increase during the year ended December 31, 2021	2,361,592
Balance at December 31, 2021	$6,500,007
Recognized as cost of revenue during the year	(938,736)
Net increase during the year ended December 31, 2022	1,200,467
Balance at December 31, 2022	$6,761,738
The following table illustrates revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2022:

Contract liabilities expected to be recognized in	Amount
2023	$2,955,851
2024	2,732,210
2025	2,536,034
2026	2,434,666
2027	2,256,867
Thereafter	5,701,635
Total	$18,617,263

Note 3:    Acquisitions
2022 Acquisitions
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
The allocation of the total purchase price of AZ Clinics Purchase was as follows:

Property and equipment	$241,511
Operating lease right-of-use asset	912,937
Intangible assets	3,689,100
Total assets acquired	4,843,548
Goodwill	3,408,205
Deferred revenue	(455,317)
Operating lease liability - current portion	(128,516)
Operating lease liability - net of current portion	(784,722)
Net purchase consideration	$6,883,198

Intangible assets in the table above consist of re-acquired franchise rights of $2,892,100, amortized over estimated useful lives of approximately four to eight years and customer relationships of $797,000, amortized over estimated useful lives of two to three years. The fair value of re-acquired franchise rights are estimated using the multi-period excess earnings method. The multi-period excess earnings method model estimates revenues and cash flows derived from the primary asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as assembled workforce and working capital that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the primary asset acquired, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. Customer relationships are also calculated using the multi-period excess earnings method.
The valuation method involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates
Goodwill represents the excess of the purchase consideration over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included synergies and benefits expected to be gained from leveraging the Company’s existing operations and infrastructures, as well as the expected associated revenue and cash flow projections. Goodwill has been allocated to the Company’s Corporate Clinics segment based on such expected benefits. Goodwill related to the acquisition is expected to be deductible for income tax purposes over 15 years. The Company completed the purchase price allocation during the fourth quarter of 2022.
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
On October 13, 2022, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller an operating franchise in North Carolina. The Company operates the franchise as a company-

managed clinic. The total purchase price for the transaction was $761,384, less $5,108 of net deferred revenue, resulting in total purchase consideration of $756,276.
On October 24, 2022, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller an operating franchise in North Carolina (collectively, including the July 29th and October 13th purchases, the "NC Clinics Purchase"). The Company operates the franchise as a company-managed clinic. The total purchase price for the transaction was $1,391,112, less $9,262 of net deferred revenue, resulting in total purchase consideration of $1,381,850.
On December 23, 2022, the Company entered into Asset and Franchise Purchase Agreements under which the Company repurchased from the sellers six operating franchises and one undeveloped clinic in California (the “CA Clinics Purchase”). The Company operates the franchises as company-managed clinics. The total purchase price for the transactions was $1,965,755, less $70,628 of net deferred revenue, resulting in total purchase consideration of $1,895,127.

Based on the terms of the purchase agreement, the NC and CA Clinics Purchases have been treated as asset purchases under U.S. GAAP as there were no outputs or processes to generate outputs acquired as part of these transactions. Under an asset purchase, assets are recognized based on their cost to the acquiring entity. Cost is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill.
The allocation of the total purchase price of NC Clinics Purchase was as follows:

Property and equipment	$198,236
Operating lease right-of-use asset	521,222
Intangible assets	3,544,456
Total assets acquired	4,263,914
Deferred revenue	(326,332)
Operating lease liability - current portion	(146,255)
Operating lease liability - net of current portion	(367,536)
Net purchase consideration	$3,423,791
Intangible assets in the table above consist of reacquired franchise rights of $2,042,658 amortized over their estimated useful lives of two to nine years, customer relationships of $909,828 amortized over an estimated useful life of two to three years, and assembled workforce of $591,970 amortized over an estimated useful life of two years.
The allocation of the total purchase price of CA Clinics Purchase was as follows:

Property and equipment	$677,518
Tenant improvement allowance	55,790
Operating lease right-of-use asset	1,520,353
Intangible assets	1,480,359
Total assets acquired	3,734,020
Deferred revenue	(215,555)
Operating lease liability - current portion	(200,877)
Operating lease liability - net of current portion	(1,422,461)
Net purchase consideration	$1,895,127
Intangible assets in the table above primarily consist of reacquired franchise rights of $1,151,272 amortized over their estimated useful lives of six to seven years, customer relationships of $20,531 amortized over an estimated useful life of two years, and assembled workforce of $308,556 amortized over an estimated useful life of two years.
Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma consolidated income statements for the years ended December 31, 2022 and 2021 for all 2022 acquisitions, as if the AZ Clinics Purchase (which has been accounted for as a business combination) and the NC and CA Clinics Purchases (which have been accounted for as asset purchases) in 2022 had been completed on January 1, 2021.

	Year Ended December 31,
	2022	2021
Revenues, net	$107,681,146	$88,129,230
Net income	721,860	5,434,738

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

The Company’s consolidated income statements for the year ended December 31, 2022 include net revenue and net income, excluding corporate clinics segment overhead costs, of the acquired clinics in Arizona, North Carolina, and California as follows:

Year Ended December 31,
2022
Revenues, net	$3,351,521
Net income	947,551

2021 Acquisitions
On April 1, 2021, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller two operating franchises in Phoenix, Arizona (the “2021 AZ Clinics Purchase”). The Company operates the franchises as company-owned clinics. The total purchase price for the transaction was $1,925,000, less $29,417 of net deferred revenue, resulting in total purchase consideration of $1,895,583. Based on the terms of the purchase agreement, the 2021 AZ Clinics Purchase has been treated as a business combination under U.S. GAAP using the acquisition method of accounting.
The allocation of the purchase price was as follows:

Property and equipment	$4,928
Operating lease right-of-use asset	651,197
Intangible assets	1,579,500
Total assets acquired	2,235,625
Goodwill	459,599
Deferred revenue	(123,976)
Operating lease liability - current portion	(49,303)
Operating lease liability - net of current portion	(626,362)
Net purchase consideration	$1,895,583

Intangible assets in the table above consist of re-acquired franchise rights of $1,376,400 amortized over an estimated useful life of eight to nine years and customer relationships of $203,100 amortized over an estimated useful life of three years.

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

On November 1, 2021, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller four operating franchises in North Carolina (collectively, including the April 1 2021 purchase, the “2021 NC Clinics Purchase”). The Company operates the franchises as company-managed clinics. The total purchase price for the transaction was $1,272,107, less $46,681 of net deferred revenue, resulting in total purchase consideration of $1,225,426.

Based on the terms of the purchase agreement, the 2021 NC Clinics Purchase has been treated as an asset purchase under U.S. GAAP as there were no outputs or processes to generate outputs acquired as part of this transaction.
The allocation of the purchase price for the six North Carolina clinics on April 1, 2021 was as follows:

Property and equipment	$524,046
Operating lease right-of-use asset	865,813
Intangible assets	2,187,472
Total assets acquired	3,577,331
Deferred revenue	(244,998)
Operating lease liability - current portion	(185,181)
Operating lease liability - net of current portion	(637,565)
Net purchase consideration	$2,509,587
Intangible assets in the table above consist of reacquired franchise rights of $1,195,327 amortized over an estimated useful life of three to four years and customer relationships of $992,145 amortized over an estimated useful life of three years.
The allocation of the purchase price for the four North Carolina clinics on November 1, 2021 was as follows:

Property and equipment	$252,631
Operating lease right-of-use asset	1,341,482
Intangible assets	1,092,341
Total assets acquired	2,686,454
Deferred revenue	(144,383)
Operating lease liability - current portion	(135,784)
Operating lease liability - net of current portion	(1,180,861)
Net purchase consideration	$1,225,426
Intangible assets in the table above primarily consist of reacquired franchise rights of $977,244 amortized over an estimated useful life of four to nine years and customer relationships of $55,786 amortized over an estimated useful life of two years.
In 2022 and 2021, acquisition-related costs were not significant. These costs are included in general and administrative expenses on the consolidated income statements.
Note 4:    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2022	2021
Office and computer equipment	$5,207,833	$3,704,425
Leasehold improvements	17,842,901	13,457,765
Internally developed software	5,843,758	5,044,339
Finance lease assets	151,396	267,252
	29,045,888	22,473,780
Accumulated depreciation and amortization	(12,675,085)	(9,184,932)
	16,370,803	13,288,847
Construction in progress	1,104,349	1,100,099
Property and Equipment, net	$17,475,152	$14,388,946
Depreciation expense was $4,092,669 and $2,329,697 for the years ended December 31, 2022 and 2021, respectively.
Amortization expense related to finance lease assets was $55,572 and $85,300 for the years ended December 31, 2022 and 2021, respectively.
Construction in progress at December 31, 2022 principally related to development and construction costs for the Company-owned or managed clinics. Construction in progress at December 31, 2021 principally relate to development costs for software used by clinics for operations and by the Company for the management of operations.
Note 5:    Fair Value Consideration
The Company’s financial instruments include cash, restricted cash, accounts receivable, notes receivable, accounts payable, accrued expenses and debt under the Credit Agreement. The carrying amounts of its financial instruments, excluding the debt under the Credit Agreement, approximate their fair value due to their short maturities. The carrying value of the Company’s debt under the Credit Agreement approximates fair value due to its interest rate being calculated from observable quoted prices for similar instruments, which is considered a Level 2 fair value measurement.
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
As of December 31, 2022 and 2021, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
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

During the years ended December 31, 2022 and 2021, certain operating lease right-of-use assets related to closed clinics with a total carrying amount of $0.2 million and $0.5 million, respectively, were written down to their respective fair value of zero and $0.4 million. Fair value of the Company's operating lease right-of-use assets was determined based on the discounted cash flows of the estimated market rents. As a result, the Company recorded a noncash impairment loss of approximately $0.2 million and $0.1 million during the years ended December 31, 2022 and 2021, respectively.
Note 6:    Intangible Assets and Goodwill
On March 18, 2022, the Company entered into an agreement under which the Company repurchased the right to develop franchises in various counties in New Jersey. The total consideration for the transaction was $0.3 million. The Company carried a deferred revenue balance associated with this transaction of $0.1 million, representing the unrecognized fee collected upon the execution of the regional developer agreement. The Company accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price. The Company recognized the net amount of $0.2 million as reacquired development rights on March 18, 2022, which is amortized over the remaining original contract period of approximately 5.5 years.
On April 1, 2022, the Company entered into an agreement under which the Company repurchased the right to develop franchises in various counties in California. The total consideration for the transaction was $2.4 million. The Company carried a deferred revenue balance associated with this transaction of $0.4 million, representing the unrecognized fee collected upon the execution of the regional developer agreement. The Company accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price. The Company recognized the net amount of $2.0 million as reacquired development rights on April 1, 2022, which is amortized over the remaining original contract period of approximately 5.3 years.
On October 12, 2022, the Company entered into an agreement under which the Company repurchased the right to develop franchises in various counties in Philadelphia. The total consideration for the transaction was $0.2 million. The Company carried a deferred revenue balance associated with this transaction of $0.2 million, representing the unrecognized fee collected upon the execution of the regional developer agreement. The Company accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price. The Company recognized the net amount of $48,882 as reacquired development rights on October 12, 2022, which is amortized over the remaining original contract period of approximately 4.2 years.

During 2022, the Company recognized $6.1 million, $1.7 million, and $0.9 million of reacquired franchise rights, customer relationships, and assembled workforce, respectively, from the acquisitions (reference Note 3). Intangible assets consisted of the following:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$12,881,895	$4,755,286	$8,126,609
Customer relationships	4,330,365	2,352,500	1,977,865
Reacquired development rights	6,652,186	4,712,953	1,939,233
Assembled workforce	959,837	136,015	823,822
	$24,824,283	$11,956,754	$12,867,529

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$6,795,865	$3,153,037	$3,642,828
Customer relationships	2,603,006	1,587,443	1,015,563
Reacquired development rights	4,406,221	3,715,594	690,627
Assembled workforce	59,311	4,939	54,372
	$13,864,403	$8,461,013	$5,403,390
The following is the weighted average amortization period for the Company's intangible assets:

Amortization (Years)
Reacquired franchise rights	5.8
Customer relationships	2.6
Reacquired development rights	4.0
Assembled workforce	2.0
All intangible assets	4.6
Amortization expense related to the Company’s intangible assets was $3,495,739 and $3,673,950 for the years ended December 31, 2022 and 2021, respectively.
Estimated amortization expense for 2023 and subsequent years is as follows:

2023	$4,080,779
2024	3,006,408
2025	1,970,149
2026	1,653,049
2027	888,625
Thereafter	1,268,519
Total	$12,867,529

The changes in the carrying amount of goodwill were as follows:

Corporate Clinic Segment
Balance as of December 31, 2021
Goodwill, gross	$5,140,197
Accumulated impairment losses	(54,994)
Goodwill, net	5,085,203
2022 acquisition	3,408,204
Balance as of December 31, 2022
Goodwill, gross	8,548,401
Accumulated impairment losses	(54,994)
Goodwill, net	$8,493,407

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
On February 28, 2022, the Company entered into an amendment to its Credit Facilities (as amended, the “2022 Credit Facility”) with the Lender. Under the 2022 Credit Facility, the Revolver increased to $20,000,000 (from $2,000,000), the portion of the Revolver available for letters of credit increased to $5,000,000 (from $1,000,000), the uncommitted additional amount increased to $30,000,000 (from $2,500,000) and the developmental line of credit of $5,500,000 was terminated. The Revolver will be used for working capital needs, general corporate purposes and for acquisitions, development and capital improvement uses. At the option of the Company, borrowings under the 2022 Credit Facility bear interest at: (i) the adjusted Secured Overnight Financing Rate ("SOFR"), which is the daily simple SOFR, plus 0.10%, plus 1.75%, payable on the last day of the selected interest period of one, three or six months, and on the three-month anniversary of the beginning of any six-month interest period, if applicable; or (ii) an Alternative Base Rate (ABR), plus 1.00%, payable monthly. The ABR is the greatest of: (A) the prime rate (as published by the Wall Street Journal), (B) the Federal Reserve Bank of New York rate, plus 0.5%, and (C) the adjusted one-month term SOFR rate. Amounts outstanding under the Revolver on February 28, 2022 continued to bear interest at the rate selected under the Credit Facilities prior to the amendment until the last day of the interest period in effect, at which time, if not repaid, the amounts outstanding under the Revolver will bear interest at the 2022 Credit Facility rate. As a result of this refinance, $2,000,000 of current maturity of long-term debt has been reclassified to long-term as of December 31, 2021. The 2022 Credit Facility will terminate and all principal and interest will become due and payable on the fifth anniversary of the amendment (February 28, 2027).

The Credit Facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; and certain fundamental changes such as a merger or sale of substantially all assets (as further defined in the Credit Facilities). The Credit Facilities require the Company to comply with customary affirmative, negative and financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the Credit Facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. The Credit Facilities are collateralized by substantially all of the Company’s assets, including the assets in the Company’s company-owned or managed clinics. The Company intends to use the Revolver for general working capital needs and for acquiring and developing new chiropractic clinics. The interest rate on funds borrowed under the Revolver as of December 31, 2022 was 6.43%. As of December 31, 2022, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement, and $2,000,000 remains outstanding as of December 31, 2022.

In connection with the issuance of the Credit Facilities and the 2022 Credit Facility, the Company incurred debt issuance costs of $52,648 and $76,415, respectively. Interest expense and amortization expense related to debt issuance costs are being amortized to “Other expense, net” and was $129,118 and $60,178 for the years ended December 31, 2022 and 2021, respectively.
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

The Company may grant the following types of incentive awards under the 2014 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2014 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, and such other terms and conditions as the plan committee determines. Awards granted under the 2014 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s consolidated balance sheets. Through December 31, 2022, the Company has granted under the 2014 Plan (i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stock. There were no stock appreciation rights and restricted stock units granted under the 2014 Plan as of December 31, 2022.
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
The Company did not grant options during the year ended December 31, 2022. The Company has computed the fair value of all options granted using the Black-Scholes-Merton model during the year ended December 31, 2021, using the following assumptions:

Year Ended December 31,
2021
Expected volatility	57%
Expected dividends	None
Expected term (years)	7
Risk-free rate	0.97% to 1.27%
The information below summarizes the stock options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	835,601	$6.65	6.6	$16,153,117
Granted at market price	48,192	47.01
Exercised	(260,044)	5.84		$15,244,054
Cancelled	(28,660)	18.17
Outstanding at December 31, 2021	595,089	$9.72	5.9	$33,336,794
Granted at market price	—
Exercised	(43,380)	8.86		$657,058
Expired	(2,795)	28.45
Cancelled	(16,991)	24.96
Outstanding at December 31, 2022	531,923	$9.20	4.7	$3,797,904
Exercisable at December 31, 2022	454,315	$6.43	4.3	$3,772,164
Vested and expected to vest at December 31, 2022	528,981	$9.07	4.7	$3,797,670

The weighted-average grant-date fair value of the Company’s stock options granted during 2021 was $26.40.
The aggregate fair value of the Company’s stock options vested during 2022 and 2021 was $631,512 and $481,404, respectively.
The Company recognizes compensation costs ratably over the period of service using the straight-line method. Forfeitures are estimated based on historical and forecasted turnover, which is approximately 5%. For the years ended December 31, 2022 and 2021, stock-based compensation expense for stock options was $515,279 and $625,291, respectively.
Unrecognized stock-based compensation expense for stock options as of December 31, 2022 was $712,933, which is expected to be recognized ratably over the next 1.9 years.
Restricted Stock
Restricted stock awards granted to employees generally vest in four equal annual installments. Restricted stock awards granted to non-employee directors vest on the earlier of (i) one year from the grant date and (ii) the date of the next annual meeting of the shareholders of the Company occurring after the date of grant.

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2020	45,595	$13.13
Granted	10,010	58.25
Vested	(26,143)	13.61
Cancelled	(1,742)	20.63
Non-vested at December 31, 2021	27,720	28.51
Granted	68,125	29.47
Vested	(17,240)	29.13
Cancelled	(8,293)	30.51
Non-vested at December 31, 2022	70,312	$29.05
For the years ended December 31, 2022 and 2021, stock-based compensation expense for restricted stock was $758,710 and $430,724, respectively. Unrecognized stock-based compensation expense for restricted stock awards as of December 31, 2022 was $1,492,530 to be recognized ratably over 2.8 years.
Tax Benefits
Net income for 2022 and 2021 included pre-tax expense related to stock-based compensation of $1.3 million and $1.1 million, respectively.  The company recognized income tax benefits of $0.1 million and $3.3 million from the exercises of stock options and restricted stock awards for 2022 and 2021, respectively.

Note 9:    Income Taxes
Income tax expense (benefit) reported in the consolidated income statements is comprised of the following:

	December 31,
	2022	2021
Current expense (benefit):
Federal	$—	$—
State, net of state tax credits	19,589	(46,031)
Total current expense (benefit)	19,589	(46,031)
Deferred expense (benefit):
Federal	610,210	(969,628)
State	136,711	(277,570)
Total deferred expense (benefit)	746,921	(1,247,198)
Total income tax expense (benefit)	$766,510	$(1,293,229)
The following are the components of the Company’s deferred tax assets (liabilities) for federal and state income taxes:

	December 31,
	2022	2021
Deferred income tax assets:
Accrued expenses	$109,437	$938,916
Deferred revenue	5,338,821	4,546,130
Lease liability	6,582,122	5,839,233
Goodwill - component 2	72,033	53,946
Nonqualified stock options	339,076	255,921
Net operating loss carryforwards	3,400,019	4,210,605
Tax credits	35,850	35,850
Intangibles	2,595,312	1,719,484
Total deferred income tax assets	18,472,670	17,600,085
Deferred income tax liabilities:
Lease right-of-use asset	(5,694,797)	(5,022,052)
Deferred franchise costs	(100,558)	(122,431)
Goodwill - component 1	(537,421)	(405,964)
Asset basis difference related to property and equipment	(2,545,455)	(1,902,389)
Restricted stock compensation	(145,956)	(98,958)
Total deferred income tax liabilities	(9,024,187)	(7,551,794)
Valuation allowance	(1,006,770)	(859,657)
Net deferred tax asset	$8,441,713	$9,188,634

The Joint Corp., without its consolidated VIEs, has federal net operating loss carryforwards of $14.8 million and $17.1 million as of December 31, 2022 and 2021, respectively. $8.7 million of the federal net operating loss is subject to a 20-year carryforward, with a portion beginning to expire in 2036. $6.1 million of the federal net operating loss has an indefinite carryforward period.

The Joint Corp., without its consolidated VIEs, has various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating loss carryforwards are not utilized, they will begin to expire in 2025.

The Joint Corp. has research and development credits of $14,229 that will begin to expire in 2031 and $21,621 California AMT credits that do not expire.

The VIEs have net operating loss carryforwards of $30.3 million and $29.4 million as of December 31, 2022 and 2021, respectively. $17.3 million of the federal net operating loss is subject to a 20-year carryforward, with a portion beginning to expire in 2036. $12.9 million of the federal net operating loss has an indefinite carryforward period. The VIEs have various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating loss carryforwards are not utilized, they will begin to expire in 2036. These federal and state net operating loss carryforwards are reserved with a full valuation allowance because, based on the available evidence and due to the structures of the management service agreements, the Company believes it is more likely than not that the Company would not be able to utilize those deferred tax assets in the future. Since the VIEs are separate legal entities and do not file consolidated tax returns with The Joint Corp, the net operating losses from the VIEs cannot offset income from The Joint Corp or vice versa.
The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income, compared to the income tax benefit in the consolidated income statements:

	For the Years Ended December 31,
	2022		2021
	Amount	Percent	Amount	Percent
Expected federal tax expense (benefit)	$408,190	21.0%	$1,109,334	21.0%
State tax provision (benefit), net of federal benefit	160,187	8.2%	(382,181)	(7.2)%
Change in valuation allowance	147,113	7.6%	174,008	3.3%
Other permanent differences	199,927	10.3%	311,360	5.9%
Stock compensation	(91,454)	(4.7)%	(2,519,083)	(47.7)%
Change in tax rate	(85,536)	(4.4)%	—	—%
Other adjustments	28,083	1.4%	13,333	0.3%
Expense (Benefit)	$766,510	39.4%	$(1,293,229)	(24.4)%

Changes in the Company’s income tax expense (benefit) relate primarily to state taxes and stock-based compensation, as well as changes in pre-tax income during the year ended December 31, 2022, as compared to the year ended December 31, 2021. For the years ended December 31, 2022 and December 31, 2021, effective tax rates were 39.4% and (24.4)%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate was primarily due to state taxes, stock-based compensation, and other permanent differences.
For the years ended December 31, 2022 and December 31, 2021, the Company had no uncertain tax positions or interest and penalties related to uncertain tax positions. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses, if any.
With exceptions due to the generation and utilization of net operating losses or credits, as of December 31, 2022, the Company is no longer subject to federal and state examinations by taxing authorities for tax years before 2019 and 2018, respectively.

Note 10:     Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the years ended December 31, 2022 and December 31, 2021:

		Years Ended December 31,
	Line Item in the Company’s Consolidated Income Statements	2022	2021
Finance lease costs:
Amortization of assets	Depreciation and amortization	$55,572	$85,300
Interest on lease liabilities	Other expense, net	4,516	9,012
Total finance lease costs		$60,088	$94,312
Operating lease costs	General and administrative expenses	$5,647,185	$4,590,571
Total lease costs		$5,707,273	$4,684,883

Supplemental information and balance sheet location related to leases for the years ended December 31, 2022 and December 31, 2021 was as follows:

	Years Ended December 31,
	2022	2021
Operating Leases:
Operating lease right-of -use asset	$20,587,199	$18,425,914
Operating lease liability, current portion	$5,295,830	$4,613,843
Operating lease liability, net of current portion	18,672,719	16,872,093
Total operating lease liability	$23,968,549	$21,485,936
Finance Leases:
Property and equipment, at cost	$151,396	$267,252
Less accumulated amortization	(87,652)	(147,937)
Property and equipment, net	$63,744	$119,315

Finance lease liability, current portion	$24,433	$49,855
Finance lease liability, net of current portion	63,507	87,939
Total finance lease liabilities	$87,940	$137,794

Weighted average remaining lease term (in years):
Operating leases	5.4	5.4
Finance lease	3.4	3.6

Weighted average discount rate:
Operating leases	4.8%	4.6%
Finance leases	4.3%	4.8%
Supplemental cash flow information related to leases for the years ended December 31, 2022 and December 31, 2021 were as follows:

	Years Ended December 31,
	2022	2021

Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$5,931,114	$4,484,737
Operating cash flows from finance leases	4,516	9,012
Financing cash flows from finance leases	49,855	80,322

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	7,222,822	10,007,188
Finance lease	—	15,140
Maturities of lease liabilities as of December 31, 2022 were as follows:

	Operating Leases	Finance Lease
2023	$6,280,108	$27,600
2024	5,689,672	27,600
2025	5,084,585	27,600
2026	3,264,579	11,500
2027	2,268,960	—
Thereafter	4,561,694	—
Total lease payments	27,149,598	94,300
Less: Imputed interest	(3,181,049)	(6,360)
Total lease obligations	23,968,549	87,940
Less: Current obligations	(5,295,830)	(24,433)
Long-term lease obligation	$18,672,719	$63,507
The Company entered into various operating leases for its new corporate clinics’ spaces that had not yet commenced as of the year ended December 31, 2022. These leases are expected to result in additional ROU asset and liability of approximately $1.5 million. These leases are expected to commence during the first and second quarter of 2023, with lease terms of five to ten years.
Guarantee in Connection with the Sale of the Divested Business
In connection with the sale of a company-managed clinic in 2022, the Company guaranteed one future operating lease commitment assumed by the buyers. The Company is obligated to perform under the guarantee if the buyers fail to perform under the lease agreement at any time during the remainder of the lease agreement, which expires on May 31, 2027. At the date of sale, the undiscounted maximum potential future payments totaled $247,296. As of the year ended December 31, 2022, the undiscounted remaining lease payments under the agreement totaled $234,696. The Company had not recorded a liability with respect to the guarantee obligation as of December 31, 2022, as the Company concluded that payment under the lease guarantee was not probable.
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
The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of December 31, 2022, the Company operated or managed 126 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of December 31, 2022, the franchise system consisted of 712 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.
The tables below present financial information for the Company’s two operating business segments.

	Year Ended December 31,
	2022	2021
Revenues:
Corporate clinics	$59,422,294	$44,348,234
Franchise operations	42,489,115	36,511,419
Total revenues	$101,911,409	$80,859,653

Depreciation and amortization:
Corporate clinics	$6,554,852	$5,446,663
Franchise operations	744,172	334,945
Corporate administration	344,956	307,339
Total depreciation and amortization	$7,643,980	$6,088,947

Segment operating income:
Corporate clinics	$(887,101)	$4,432,872
Franchise operations	19,586,367	16,706,643
Unallocated corporate	(16,622,405)	(15,787,096)
Total segment operating income	$2,076,861	$5,352,419

Reconciliation of total segment operating income to consolidated earnings before income taxes:
Total segment operating income	$2,076,861	$5,352,419
Other (expense), net	(133,101)	(69,878)
Income before income tax expense (benefit)	$1,943,760	$5,282,541

	December 31, 2022	December 31, 2021
Segment assets:
Corporate clinics	$57,947,468	$40,722,898
Franchise operations	12,360,878	12,593,912
Total segment assets	$70,308,346	$53,316,810

Unallocated cash and cash equivalents and restricted cash	$10,550,417	$19,912,338
Unallocated property and equipment	915,216	857,176
Other unallocated assets	10,169,193	11,367,885
Total assets	$91,943,172	$85,454,209
“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.
Note 12: Related Party Transaction

In December 2020, we sold two franchise licenses at $39,900 and $29,900 each (which reflects the $10,000 multi-unit discount for the second license per the Franchise Disclosure Document) to Marshall Gramm, who is a family member of the Managing Partner of Bandera Partners LLC. Bandera Partners LLC was a significant shareholder of more than 5% of our outstanding common stock (approximately 17% as of December 31, 2022). The transaction involved terms no less favorable to us than those that would have been obtained in the absence of such affiliation. Although we have no way of estimating the aggregate amount of franchise fees, royalties, advertising fund fees, IT related income and computer software fees that Mr. Gramm will pay over the life of the franchise licenses, Mr. Gramm is subject to such fees under the same terms and conditions as all other franchisees. Mr. Gramm paid $34,262 and $11,046 in 2022 and 2021, respectively, for such royalties and other fees.

Note 13: Subsequent Events

The employee retention credit ("ERC"), as originally enacted through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020, is a refundable credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act, enacted on December 27, 2020, extended the employee retention credit for qualified wages paid from January 1, 2021 to June 30, 2021, and the credit was increased to 70% of qualified wages an eligible employer paid to employees during the extended period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the employee retention credit through December 31, 2021.

In October 2022, the Company filed an application with the IRS for the ERC. Employers are eligible for the credit if they experienced full or partial suspension or modification of operations during any calendar quarter because of governmental orders due to the pandemic or a significant decline in gross receipts based on a comparison of quarterly revenue results for 2020 and/or 2021 with the comparable quarter in 2019. The Company’s ERC application was equal to 70% of qualified wages paid to employees during the period from January 1, 2021 to June 30, 2021 for a maximum quarterly credit of $7,000 per employee. In March 2023, the Company received notice from the IRS related to the overpayment of Federal Employment Tax plus interest in the amount of $4.8 million related to the ERC application. The $4.8 million ERC is subject to a 20% consulting fee. The Company's eligibility remains subject to audit by the IRS for a period of five years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework (2013 Framework).

As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2021, we previously identified material weaknesses as discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in internal control related to: (i) risk assessment and scoping – we did not effectively design and maintain controls in response to the risks of material misstatement. Specifically, the design of existing controls or the implementation of new controls has not been sufficient to respond to the risks of material misstatement related to the incremental borrowing rate for our leases, deferred costs and related expenses, other revenues, breakage revenue, intangible asset amortization, determination of reporting units, reassessment of our VIEs, stock option exercises, and the accuracy and completeness of certain financial statements; (ii) segregation of duties - we did not design and maintain effective controls such that all accounting duties are sufficiently segregated within the our business processes and certain financial applications. Specifically, we failed to have the appropriate Company personnel monitor users with administrative access to certain financial applications and data, and we did not design and maintain effective controls such that all accounting duties are sufficiently segregated; (iii) accounting related to significant complex accounting areas- we did not design and maintain effective controls over the accounting of complex accounting areas, including taxes and business combination and asset acquisition transactions. Specifically, we failed to properly design controls to appropriately review the accuracy and completeness of inputs provided to and outputs provided by third-party service providers, and we failed to consistently memorialize accounting treatment conclusions for acquisitions; and (iv) accounting related to revenue recognition and leases – we did not design and maintain effective controls over the proper accounting treatment for certain revenue streams and leases. Specifically, we failed to properly design controls to appropriately determine the proper accounting treatment for certain revenue streams and leases.

During 2022, management implemented our previously disclosed remediation plan that included: (i) enhancing the annual risk assessment, (ii) implementing new internal controls, (iii) removing administrative access to the financial reporting and accounting system for all accounting personnel, and (iv) modifying internal controls to address completeness of documentations on revenue recognition and adoptions of the revenue and the lease accounting standards.

During the fourth quarter of 2022, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weaknesses have been remediated as of December 31, 2022.

Changes in Internal Controls over Financial Reporting
Other than the changes in connection with our implementation of the remediation plan discussed above, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, and is incorporated herein by reference.
Code of Ethics and Business Conduct
We have adopted a Code of Ethics and Business Conduct that applies to employees, officers and directors, including our executive management team, such as our Chief Executive Officer and Chief Financial Officer. This Code of Ethics and

Business Conduct is posted on our website at https://ir.thejoint.com/governance-docs. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of the Code of Ethics and Business Conduct by posting such information on our website.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference, except for the information required by Item 402(v) of Regulation S-K, which is specifically not incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions
The Board of Directors adopted a written policy requiring certain transactions with related persons to be approved by the Audit Committee. A related person includes any director or executive officer, 5% or greater stockholders, or the immediate family members of the foregoing for purposes of this policy. The transactions subject to review include any transaction, arrangement or relationship (or any series of similar transactions, arrangements and relationships) in which (i) we or one of our subsidiaries will be a participant, (ii) the aggregate amount involved exceeds $120,000 (which threshold amount was previously $100,000 in an earlier policy replaced by the current policy adopted in November 2021), and (iii) a related person will have a direct or indirect material interest. In reviewing any such transactions, the Audit Committee will consider all of the relevant facts and circumstances, including the benefits to us, of the proposed transaction, the effect of the proposed transaction on the director’s independence (if the related person is a director), the materiality and character of the related person’s interest, the availability and opportunity costs of other sources for comparable products or services, the terms of the proposed transaction, and whether those terms are comparable to the terms available to an unrelated third-person or to employees generally. A related person transaction will be approved or ratified if, after considering all relevant factors, it is determined in good faith that the transaction is not inconsistent with our or our stockholders’ best interests. Under the policy, any director who has an interest in a related person transaction will recuse himself or herself from any formal action with respect to the transaction.

Related Person Transactions

In December 2020, we sold two franchise licenses at $39,900 and $29,900 each (which reflects the $10,000 multi-unit discount for the second license per the Franchise Disclosure Document) to Marshall Gramm, who is a family member of the Managing Partner of Bandera Partners LLC. Bandera Partners LLC was a beneficial holder of more than 5% of our outstanding common stock (approximately 17% as of December 31, 2022). The transaction involved terms no less favorable to us than those that would have been obtained in the absence of such affiliation. Although we have no way of estimating the aggregate amount of franchise fees, royalties, advertising fund fees, IT related income and computer software fees that Mr. Gramm will pay over the life of the franchise licenses, Mr. Gramm is subject to such fees under the same terms and conditions as all other franchisees. Mr. Gramm paid $34,262 and $11,046 in 2022 and 2021, respectively, for such royalties and other fees.

Director Independence
The Board has determined that each of our non-employee directors, Matthew E. Rubel, James H. Amos, Jr., Ronald V. DaVella, Suzanne M. Decker, Abe Hong, and Glenn J. Krevlin, are independent in accordance with the listing standards of the Nasdaq Stock Market and SEC rules. The Board has further determined that all members of the Audit Committee, Nominating and Governance Committee, and Compensation Committee are independent in accordance with the listing standards of the Nasdaq Stock Market and SEC rules applicable to such committees. Peter D. Holt, a director, is not independent due to his relationship with us as President and Chief Executive Officer.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report.
(1)Financial Statements. The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.
(2)Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the consolidated financial statements or notes thereof.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1	333-198860	3.2	9/19/2014
3.2	Amended and Restated Bylaws of Registrant, plus amendments.	8-K	001-36724	3(ii).1	3/7/2016
3.3	Second Amended and Restated Bylaws of The Joint Corp.	8-K	001-36724	3.(II)1	8/9/2018
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36724	4.1	3/6/2020
10.1#	Form of Indemnification Agreement between Registrant and each of its directors and officers and related schedule.	S-1	333-198860	10.1	9/19/2014
10.2#	2012 Stock Plan.	S-1	333-198860	10.2	9/19/2014
10.3#	Amended and Restated 2014 Incentive Stock Plan.	S-1	333-207632	10.3	10/27/2015
10.4#	Amendment to Amended and Restated 2014 Incentive Stock Plan	10-K	001-36724	10.6	3/6/2020
10.5#	Amendment to Amended and Restated 2014 Incentive Stock Plan	10-K	001-36724	10.5	3/14/2022
10.6#	Form of Incentive Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.4	10/27/2015
10.7#	Form of Incentive Stock Option Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.1	4/3/2019
10.8#	2020 Amended Form of Incentive Stock Option Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.9	3/6/2020
10.9#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.5	10/27/2015
10.10#	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.2	4/3/2019
10.11#	Amended Form of Nonstatutory Stock Option Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.12	3/6/2020
10.12#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan for Article 7, Annual Option Grants.	S-1	333-207632	10.6	10/27/2015
10.13#	Form of Restricted Stock Award under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.54	3/9/2018
10.14#	2019 Amended Form of Restricted Stock Award Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.3	4/3/2019
10.15#	2020 Amended Form of Restricted Stock Award Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.16	3/6/2020
10.16#	Executive Short-Term Incentive Plan (amended January 25, 2021)	8-K	001-36724	10.1	1/27/2021
10.17#	Executive Short-Term Incentive Plan (amended May 2, 2021)	10-Q	001-36724	10.1	8/6/2021
10.18#	Employment Letter Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018	8-K	001-36724	10.1	11/8/2018
10.19#	Confidentiality, Noncompetition and Nonsolicitation Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018	8-K	001-36724	10.2	11/8/2018

10.20#	Amendment to Employment Letter Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018	10-K	001-36724	10.32	3/6/2020
10.21#	Employment Letter Agreement between The Joint Corp. and Peter Holt dated December 11, 2018	8-K	001-36724	10.1	12/6/2018
10.22#	Confidentiality, Noncompetition and Nonsolicitation Agreement between The Joint Corp. and Peter Holt dated December 11, 2018	10-K	001-36724	10.47	3/11/2019
10.23	Lease Agreement dated May 17, 2019 between Registrant and Terra Verde Owner LLC for Registrant’s office located at 16767 North Perimeter Drive, Suite 110, Scottsdale, Arizona 85260	10-K	001-36724	10.20	3/6/2020
10.24	Form of Registrant’s Regional Developer License Agreement.					X
10.25	Form of Registrant’s Franchise Agreement.					X
10.26	Credit Agreement, dated as of February 28, 2020, among the Company, JPMorgan Chase Bank, N.A., as the Lender, and JPMorgan Chase Bank, N.A., as Administrative Agent and Sole Bookrunner and Sole Lead Arranger	8-K	001-36724	10.1	3/3/2020
10.27	Pledge and Security Agreement, dated as of February 28, 2020, among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-36724	10.2	3/3/2020
10.28	Term A Loan Note dated February 28, 2020	8-K	001-36724	10.3	3/3/2020
10.29	Revolving Loan Note dated February 28, 2020	8-K	001-36724	10.4	3/3/2020
10.30	Loan Note dated as of April 9, 2020	8-K	001-36724	10.1	4/15/2020
10.31	Corrected Second Amendment to Credit Agreement, dated as of February 28, 2022 (the “2022 Amendment”) with Annex 1 Credit	10-Q	001-36724	10.1	5/6/2022
10.32	Amended and Restated Revolving Loan Note dated February 28, 2022	8-K	001-36724	10.2	3/4/2022
10.33	Asset Purchase Agreement dated July 17, 2019, by and among The Joint Corp., TJ of Savannah – Twelve Oaks, LLC, a Georgia limited liability company, TJ of Pooler, LLC, a Georgia limited liability company, and TJ of Bluffton, LLC, a Georgia limited liability company , Robyn Meglin and Allen Meglin, as amended	8-K	001-36724	10.1	7/23/2019
10.34	Asset and Franchise Purchase Agreement, dated August 1, 2019, among the Company, RJJ, LLC a South Carolina limited liability company, Robin Willey and Judy Willey	8-K	001-36724	10.1	8/5/2019
10.35	North Carolina Regional Developer License Purchase Agreement dated as of December 31, 2020 by and among the Company as purchaser, Wellness Incorporated, a North Carolina corporation as seller, and Paul Trindel as guarantor	10-K	001-36724	10.40	3/5/2021

10.36	Georgia Regional Developer License Purchase Agreement dated as of January 1, 2021 by and among the Company as purchaser, Midtown Health Solutions, Inc., a Georgia corporation as seller, and Dr. Patrick Greco as guarantor	10-K	001-36724	10.41	3/5/2021
10.37
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
		10-Q	001-36724	10.1	8/5/2022
21	List of subsidiaries of The Joint Corp.	S-1	333-198860	21.1	9/19/2014
23.1	Consent of BDO USA, LLP					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
# Management contract or compensatory plan or arrangement
** Furnished, not filed
___________________
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2023.

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

Signature	Title	Date

/s/ Peter D. Holt	President, Chief Executive Officer and Director	March 10, 2023
Peter D. Holt	(Principal Executive Officer) and Director

/s/ Jake Singleton	Chief Financial Officer	March 10, 2023
Jake Singleton	(Principal Financial Officer)

/s/ Matthew E. Rubel	Lead Director	March 10, 2023
Matthew E. Rubel

/s/ James H. Amos, Jr.	Director	March 10, 2023
James H. Amos, Jr.

/s/ Ronald V. DaVella	Director	March 10, 2023
Ronald V. DaVella

/s/ Suzanne M. Decker	Director	March 10, 2023
Suzanne M. Decker

/s/ Abe Hong	Director	March 10, 2023
Abe Hong

/s/ Glenn J. Krevlin	Director	March 10, 2023
Glenn J. Krevlin