Form 10-Q
period 2023-03-31
JOINT Corp
filed 2023-05-05
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☐

Non- accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of May 1, 2023, the registrant had 14,678,848 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$14,773,225	$9,745,066
Restricted cash	731,379	805,351
Accounts receivable, net	3,525,643	3,911,272
Deferred franchise and regional development costs, current portion	1,059,126	1,054,060
Prepaid expenses and other current assets	3,468,749	2,098,359
Total current assets	23,558,122	17,614,108
Property and equipment, net	17,500,027	17,475,152
Operating lease right-of-use asset	22,451,137	20,587,199
Deferred franchise and regional development costs, net of current portion	5,678,935	5,707,678
Intangible assets, net	11,905,176	12,867,529
Goodwill	8,493,407	8,493,407
Deferred tax assets	7,708,323	8,441,713
Deposits and other assets	755,585	756,386
Total assets	$98,050,712	$91,943,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,836,853	$2,966,589
Accrued expenses	1,996,427	1,069,610
Co-op funds liability	731,379	805,351
Payroll liabilities ($0.9 million and $0.6 million attributable to VIE)	3,571,008	2,030,510
Operating lease liability, current portion	5,622,576	5,295,830
Finance lease liability, current portion	24,693	24,433
Deferred franchise and regional developer fee revenue, current portion	2,978,937	2,955,851
Deferred revenue from company clinics ($4.9 million and $4.7 million attributable to VIE)	7,713,735	7,471,549
Other current liabilities	494,250	499,250
Total current liabilities	24,969,858	23,118,973
Operating lease liability, net of current portion	20,211,159	18,672,719
Finance lease liability, net of current portion	57,235	63,507
Debt under the Credit Agreement	2,000,000	2,000,000
Deferred franchise and regional developer fee revenue, net of current portion	15,682,833	15,661,412
Other liabilities	27,230	27,230
Total liabilities	62,948,315	59,543,841
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,671,360 shares issued and 14,639,325 shares outstanding as of March 31, 2023 and 14,560,353 shares issued and 14,528,487 outstanding as of December 31, 2022	14,671	14,560
Additional paid-in capital	45,962,861	45,558,305
Treasury stock 32,035 shares as of March 31, 2023 and 31,866 shares as of December 31, 2022, at cost	(859,279)	(856,642)
Accumulated deficit	(10,040,856)	(12,341,892)
Total The Joint Corp. stockholders' equity	35,077,397	32,374,331
Non-controlling Interest	25,000	25,000
Total equity	35,102,397	32,399,331
Total liabilities and stockholders' equity	$98,050,712	$91,943,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Revenues from company-owned or managed clinics	$17,127,957	$12,606,999
Royalty fees	6,866,023	6,008,932
Franchise fees	754,425	640,965
Advertising fund revenue	1,952,406	1,710,717
Software fees	1,210,005	956,998
Regional developer fees	149,478	201,787
Other revenues	390,004	312,140
Total revenues	28,450,298	22,438,538
Cost of revenues:
Franchise and regional development cost of revenues	2,290,313	2,002,813
IT cost of revenues	333,850	309,958
Total cost of revenues	2,624,163	2,312,771
Selling and marketing expenses	4,160,244	3,287,488
Depreciation and amortization	2,342,544	1,629,176
General and administrative expenses	19,936,115	15,378,623
Total selling, general and administrative expenses	26,438,903	20,295,287
Net loss on disposition or impairment	65,469	6,906
Loss from operations	(678,237)	(176,426)
Other income (expense), net	3,821,162	(16,147)
Income (loss) before income tax benefit	3,142,925	(192,573)
Income tax expense	841,889	13,224
Net income (loss)	$2,301,036	$(205,797)
Earnings (loss) per share:
Basic earnings (loss) per share	$0.16	$(0.01)
Diluted earnings (loss) per share	$0.15	$(0.01)
Basic weighted average shares	14,566,185	14,432,652
Diluted weighted average shares	14,861,734	14,432,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2022	14,560,353	$14,560	$45,558,305	31,866	$(856,642)	$(12,341,892)	$32,374,331	$25,000	$32,399,331
Stock-based compensation expense	—	—	266,210	—	—	—	266,210	—	266,210
Issuance of restricted stock	95,386	95	(95)	—	—	—	—	—	—
Exercise of stock options	15,621	16	138,441	—	—	—	138,457	—	138,457
Purchases of treasury stock under employee stock plans	—	—	—	169	(2,637)	—	(2,637)	—	(2,637)
Net income	—	—	—	—	—	2,301,036	2,301,036	—	2,301,036
Balances, March 31, 2023 (unaudited)	14,671,360	$14,671	$45,962,861	32,035	$(859,279)	$(10,040,856)	$35,077,397	$25,000	$35,102,397

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total
Balances, December 31, 2021, as revised	14,451,355	$14,450	$43,900,157	31,643	$(850,838)	$(13,519,141)	$29,544,628	$25,000	$29,569,628
Stock-based compensation expense	—	—	323,556	—	—	—	323,556	—	323,556
Issuance of restricted stock	36,722	37	(37)	—	—	—	—	—	—
Exercise of stock options	4,972	5	49,618	—	—	—	49,623	—	49,623
Purchases of treasury stock under employee stock plans	—	—	—	74	(2,598)	—	(2,598)	—	(2,598)
Net loss	—	—	—	—	—	(205,797)	(205,797)	—	(205,797)
Balances, March 31, 2022, as revised (unaudited)	14,493,049	$14,492	$44,273,294	31,717	$(853,436)	$(13,724,938)	$29,709,412	$25,000	$29,734,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,301,036	$(205,797)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,342,544	1,629,176
Net loss on disposition or impairment (non-cash portion)	65,469	6,906
Net franchise fees recognized upon termination of franchise agreements	(73,095)	—
Deferred income taxes	733,390	(16,776)
Stock based compensation expense	266,210	323,556
Changes in operating assets and liabilities:
Accounts receivable	385,629	88,008
Prepaid expenses and other current assets	(1,370,390)	(144,644)
Deferred franchise costs	(27,255)	(86,692)
Deposits and other assets	801	(94,878)
Accounts payable	(1,189,662)	59,461
Accrued expenses	818,784	(164,751)
Payroll liabilities	1,540,498	(1,522,340)
Deferred revenue	288,359	296,487
Other liabilities	(57,725)	280,162
Net cash provided by operating activities	6,024,593	447,878

Cash flows from investing activities:
Purchase of property and equipment	(1,200,215)	(1,289,943)
Reacquisition and termination of regional developer rights	—	(250,000)
Net cash used in investing activities	(1,200,215)	(1,539,943)

Cash flows from financing activities:
Payments of finance lease obligation	(6,011)	(21,387)
Purchases of treasury stock under employee stock plans	(2,637)	(2,598)
Proceeds from exercise of stock options	138,457	49,623
Net cash provided by financing activities	129,809	25,638

Increase (decrease) in cash, cash equivalents and restricted cash	4,954,187	(1,066,427)
Cash, cash equivalents and restricted cash, beginning of period	10,550,417	19,912,338
Cash, cash equivalents and restricted cash, end of period	$15,504,604	$18,845,911

Reconciliation of cash, cash equivalents and restricted cash:	March 31, 2023	March 31, 2022
Cash and cash equivalents	$14,773,225	$18,251,194
Restricted cash	731,379	594,717
	$15,504,604	$18,845,911

Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Three Months Ended March 31,
	2023	2022
Net cash paid for (refunded):
Interest	$81,651	$11,250
Income taxes	$(41,246)	$—
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$167,959	$109,882
Non-cash investment in reacquisition of regional developer rights	$—	$95,197
Stock Option Proceeds Receivable	$—	$11,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Such unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Form 10-K, which included all disclosures required by U.S. GAAP. The results of operations for the periods ended March 31, 2023 and 2022 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended March 31, 2023 and 2022 is unaudited.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other (expenses) income that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue, accounting for leases, and accounting for income taxes, see Note 1, “Nature of Operations and Summary of Significant Accounting Policies”.
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
Comprehensive Income
Net income was the same as comprehensive income for the three months ended March 31, 2023 and 2022, respectively.
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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Franchised clinics:	2023	2022
Clinics open at beginning of period	712	610
Opened during the period	29	27
Sold during the period	—	—
Closed during the period	(1)	(1)
Clinics in operation at the end of the period	740	636

	Three Months Ended March 31,
Company-owned or managed clinics:	2023	2022
Clinics open at beginning of period	126	96
Opened during the period	4	4
Acquired during the period	—	—
Closed during the period	—	—
Clinics in operation at the end of the period	130	100

Total clinics in operation at the end of the period	870	736

Clinic licenses sold but not yet developed	178	239
Future clinic licenses subject to executed letters of intent	39	39
Variable Interest Entities
Certain states prohibit the “corporate practice of chiropractic,” which restricts business corporations from practicing chiropractic care by exercising control over clinical decisions by chiropractic doctors. In states which prohibit the corporate practice of chiropractic, the Company typically enters into long-term management agreements with professional corporations (“PCs”) that are owned by licensed chiropractic doctors, which, in turn, employ or contract with doctors who provide professional chiropractic care in its clinics. Under these management agreements with PCs, the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. The Company has entered into such management agreements with four PCs, including one in in New Jersey, in connection with the opening of company-managed clinics in April 2023. An entity deemed to be the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. In accordance with relevant accounting guidance, these PCs were determined to be VIEs. Such PCs are VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. Additionally, the Company has determined that it has the ability to direct the activities that most significantly impact the performance of these PCs and have an obligation to absorb losses or receive benefits which could potentially be significant to the PCs. Accordingly, the PCs are variable interest entities for which the Company is the primary beneficiary and are consolidated by the Company.
The VIEs’ total revenue and payroll and related expenses for the three months ended March 31, 2023 were $9.9 million and $4.2 million, respectively. The VIE’s total revenue and payroll and related expenses for the three months ended March 31, 2022 were $7.8 million and $3.1 million, respectively.

The carrying amount of the VIEs’ assets and liabilities was immaterial as of March 31, 2023 and December 31, 2022, except for their payroll liability balances and amounts collected in advance for membership and wellness packages, which are recorded as deferred revenue. The VIEs’ payroll liability balances as of March 31, 2023 and December 31, 2022 were $0.9 million and $0.6 million, respectively. The VIE's deferred revenue liability balances as of March 31, 2023 and December 31, 2022 were $4.9 million and $4.7 million, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.
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
Accounts Receivable
Accounts receivable primarily represent amounts due from franchisees for royalty fees. The Company records an allowance for credit losses as a reduction to its accounts receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of the Company’s franchisees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions, as well as the Company’s expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2023 and December 31, 2022, the Company had an allowance for doubtful accounts of $0.
Property and Equipment
Property and equipment are stated at cost or for property acquired as part of franchise acquisitions at fair value at the date of closing. Depreciation is computed using the straight-line method over estimated useful lives, which is generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. The losses on disposed or retired property or equipment were recorded in net loss on disposition or impairment of $65,469 and $6,906 for the three months ended March 31, 2023 and 2022, respectively
Leases
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. No impairments of long-lived assets were recorded for the three months ended March 31, 2023 and March 31, 2022.
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
Regional Developer Fees. The Company has a regional developer program where regional developers are granted an exclusive geographical territory and commit to a minimum development obligation within that defined territory. Regional developer fees paid to the Company are non-refundable and are recognized as revenue ratably on a straight-line basis over the term of the regional developer agreement, which is considered to begin upon the execution of the agreement. The Company’s services under regional developer agreements include site selection, grand opening support for the clinics, sales support for identification of qualified franchisees, general operational support and marketing support to advertise for ownership opportunities. The services provided by the Company are highly interrelated with the development of the territory and the resulting franchise licenses sold by the regional developer and as such are considered to represent a single performance obligation. In addition, regional developers receive fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Initial fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur. This 3% fee is funded by the 7% royalties collected from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements. The company did not enter into any new regional developer agreements during the three months ended March 31, 2023.
Capitalized Sales Commissions. Sales commissions earned by the regional developers and the Company’s sales force are considered incremental and recoverable costs of obtaining a franchise agreement with a franchisee. These costs are deferred and then amortized as the respective franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $1,948,485 and $1,214,412 for the three months ended March 31, 2023 and 2022, respectively.
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

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$2,301,036	$(205,797)

Weighted average common shares outstanding - basic	14,566,185	14,432,652
Effect of dilutive securities:
Unvested restricted stock and stock options	295,549	—
Weighted average common shares outstanding - diluted	14,861,734	14,432,652

Basic (loss) earnings per share	$0.16	$(0.01)
Diluted (loss) earnings per share	$0.15	$(0.01)

The following common stock equivalents were excluded from the computation of diluted (loss) earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
Weighted average dilutive securities:	2023	2022
Restricted stocks	—	7,447
Stock options	92,652	502,107
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
Recent Accounting Pronouncements Adopted and Not Yet Adopted

The Company reviewed newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements upon future adoption.
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
Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees

The Company currently franchises its concept across 40 states, the District of Columbia and Puerto Rico. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
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
Disaggregation of Revenue
The Company believes that the captions contained on the condensed consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the three months ended March 31, 2023 and 2022. Other revenues primarily consist of preferred vendor royalties associated with franchisees' credit card transactions.
The following table shows the Company's revenues disaggregated according to the timing of transfer of services:

	Three Months Ended March 31,
	2023	2022
Revenue recognized at a point in time	$26,336,390	$20,638,788
Revenue recognized over time	2,113,908	1,799,750
Balance at Total Revenue	$28,450,298	$22,438,538
Rollforward of Contract Liabilities and Contract Assets
Changes in the Company's contract liability for deferred franchise and regional development fees during the three months ended March 31, 2023 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2022	$18,617,263
Revenue recognized that was included in the contract liability at the beginning of the year	(875,849)
Net increase during the three months ended March 31, 2023	920,356
Balance at March 31, 2023	$18,661,770
The Company's deferred franchise and development costs represent capitalized sales commissions. Changes during the three months ended March 31, 2023 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2022	$6,761,738
Recognized as cost of revenue during the three months ended March 31, 2023	(316,119)
Net increase during the three months ended March 31, 2023	292,442
Balance at March 31, 2023	$6,738,061

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2023:

Contract liabilities expected to be recognized in	Amount
2023 (remainder)	$2,265,557
2024	2,802,609
2025	2,615,325
2026	2,515,649
2027	2,335,633
Thereafter	6,126,997
Total	$18,661,770

Note 3: Property and Equipment
Property and equipment consist of the following:

	March 31, 2023	December 31, 2022
Office and computer equipment	$5,577,430	$5,207,833
Leasehold improvements	18,691,248	17,842,901
Software developed	5,967,817	5,843,758
Finance lease assets	151,396	151,396
	30,387,891	29,045,888
Accumulated depreciation and amortization	(13,810,513)	(12,675,085)
	16,577,378	16,370,803
Construction in progress	922,649	1,104,349
Property and equipment, net	$17,500,027	$17,475,152
Depreciation expense was $1,270,260 and $879,127 for the three months ended March 31, 2023 and 2022, respectively.
Amortization expense related to finance lease assets was $7,570 and $21,797 for the three months ended March 31, 2023 and 2022, respectively.
Construction in progress at March 31, 2023 and December 31, 2022 principally relates to development and construction costs for the Company-owned or managed clinics.
Note 4: Fair Value Measurements
The Company’s financial instruments include cash, restricted cash, accounts receivable, accounts payable, accrued expenses and debt under the Credit Agreement. The carrying amounts of its financial instruments approximate their fair value due to their short maturities. The carrying value of the Company’s debt under the Credit Agreement approximates fair value due to its interest rate being calculated from observable quoted prices for similar instruments, which is considered a Level 2 fair value measurement.
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
As of March 31, 2023 and December 31, 2022, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
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
No impairments of long-lived assets were recorded for the three months ended March 31, 2023 and March 31, 2022.
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
Intangible assets consist of the following:

	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$12,881,895	$(5,282,762)	$7,599,133
Customer relationships	4,330,365	(2,641,865)	1,688,500
Reacquired development rights	6,754,547	(4,840,442)	1,914,105
Assembled workforce	959,837	(256,399)	703,438
	$24,926,644	$(13,021,468)	$11,905,176

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$12,881,895	$(4,755,286)	$8,126,609
Customer relationships	4,330,365	(2,352,500)	1,977,865
Reacquired development rights	6,652,186	(4,712,953)	1,939,233
Assembled workforce	959,837	(136,015)	823,822
	$24,824,283	$(11,956,754)	$12,867,529
Amortization expense related to the Company’s intangible assets was $1,064,714 and $728,252 for the three months ended March 31, 2023 and 2022, respectively.

Estimated amortization expense for 2023 and subsequent years is as follows:

Amount
2023 (remainder)	$3,045,560
2024	3,030,576
2025	1,994,317
2026	1,677,217
2027	888,986
Thereafter	1,268,520
Total	$11,905,176
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
On February 28, 2022, the Company entered into an amendment to its Credit Facilities (as amended, the “2022 Credit Facility”) with the Lender. Under the 2022 Credit Facility, the Revolver increased to $20,000,000 (from $2,000,000), the portion of the Revolver available for letters of credit increased to $5,000,000 (from $1,000,000), the uncommitted additional amount increased to $30,000,000 (from $2,500,000) and the developmental line of credit of $5,500,000 was terminated. The Revolver will be used for working capital needs, general corporate purposes and for acquisitions, development and capital improvement uses. At the option of the Company, borrowings under the 2022 Credit Facility bear interest at: (i) the adjusted SOFR rate, plus 0.10%, plus 1.75%, payable on the last day of the selected interest period of one, three or six months, and on the three-month anniversary of the beginning of any six-month interest period, if applicable; or (ii) an Alternative Base Rate (ABR), plus 1.00%, payable monthly. The ABR is the greatest of: (A) the prime rate (as published by the Wall Street Journal), (B) the Federal Reserve Bank of New York rate, plus 0.5%, and (C) the adjusted one-month term SOFR rate. Amounts outstanding under the Revolver on February 28, 2022 continued to bear interest at the rate selected under the Credit Facilities prior to the amendment until the last day of the interest period in effect, at which time, if not repaid, the amounts outstanding under the Revolver will bear interest at the 2022 Credit Facility rate. As a result of this refinance, $2,000,000 of current maturity of long-term debt was reclassified to long-term as of December 31, 2021. The 2022 Credit Facility will terminate and all principal and interest will become due and payable on the fifth anniversary of the amendment (February 28, 2027).

The Credit Facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; and certain fundamental changes such as a merger or sale of substantially all assets (as further defined in the Credit Facilities). The Credit Facilities require the Company to comply with customary affirmative, negative and financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the Credit Facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. The Credit Facilities are collateralized by substantially all of the Company’s assets, including the assets in the Company’s company-owned or managed clinics. The interest rate on funds borrowed under the Revolver as of March 31, 2023 was 6.4%. As of March 31, 2023, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement, and $2,000,000 remains outstanding as of March 31, 2023.
Note 7: Stock-Based Compensation
The Company grants stock-based awards under its Amended and Restated 2014 Incentive Stock Plan (the “2014 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock. The Company may grant the following types of incentive awards under the 2014 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2014 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, and such other terms and conditions as the plan committee determines. Awards granted under the 2014 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s consolidated balance sheets. Through March 31, 2023, the Company has granted under the 2014 Plan (i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stock. There were no stock appreciation rights and restricted stock units granted under the 2014 Plan as of March 31, 2023.
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
The Company did not grant options during the three months ended March 31, 2023 and March 31, 2022.
The information below summarizes the stock options activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2022	531,923	$9.20	4.7
Granted	—	—
Exercised	(15,621)	8.86
Cancelled	(7,375)	28.57
Expired	(1,560)	27.61
Outstanding at March 31, 2023	507,367	$8.87	4.4
Exercisable at March 31, 2023	473,373	$7.32	4.2
For the three months ended March 31, 2023 and 2022, stock-based compensation expense for stock options was $64,882 and $171,003, respectively.
Restricted Stock
Restricted stocks granted to employees generally vest in four equal annual installments. Restricted stocks granted to non-employee directors typically vest in full one year after the date of grant.
The information below summarizes the restricted stock activity for the three months ended March 31, 2023:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2022	70,312	$29.05
Granted	98,034	15.90
Vested	(12,639)	32.04
Cancelled	(4,971)	38.78
Non-vested at March 31, 2023	150,736	$19.92

For the three months ended March 31, 2023 and 2022, stock-based compensation expense for restricted stock was $201,328 and $152,553, respectively.
Note 8: Income Taxes

During the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of $841,889 and $13,224, respectively. The Company’s effective tax rate differs from the federal statutory tax rate due to permanent differences, discrete items and state taxes. The Company’s effective tax rate differs from the statutory rate for the three months ended March 31, 2023 primarily due the company’s employee retention credit refunds from the Internal Revenue Service. The tax effect of the refund amount, net of the related consulting fees, is treated as a discrete item for the quarter (See Note 11 "Employee Retention Credit"). The effective tax rate for the three months ended March 31, 2022 differs from the statutory rate primarily due to the pre-tax income reported by the Joint Corp., without the VIEs.
Note 9: Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the three months ended March 31, 2023 and 2022:

	Line Item in the Company’s Condensed Consolidated Income Statements	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Finance lease costs:
Amortization of assets	Depreciation and amortization	$7,570	$21,797
Interest on lease liabilities	Other income (expense), net	889	1,437
Total finance lease costs		8,459	23,234
Operating lease costs	General and administrative expenses	1,588,941	1,353,676
Total lease costs		$1,597,400	$1,376,910

Supplemental information and balance sheet location related to leases is as follows:

	March 31, 2023	December 31, 2022
Operating Leases:
Operating lease right-of -use asset	$22,451,137	$20,587,199
Operating lease liability - current portion	$5,622,576	$5,295,830
Operating lease liability - net of current portion	20,211,159	18,672,719
Total operating lease liability	$25,833,735	$23,968,549
Finance Leases:
Property and equipment, at cost	$151,396	$151,396
Less accumulated amortization	(95,222)	(87,652)
Property and equipment, net	$56,174	$63,744
Finance lease liability - current portion	24,693	24,433
Finance lease liability - net of current portion	57,235	63,507
Total finance lease liabilities	$81,928	$87,940
Weighted average remaining lease term (in years):
Operating leases	5.3	5.4
Finance lease	3.2	3.4
Weighted average discount rate:
Operating leases	5.0%	4.8%
Finance leases	4.3%	4.3%
Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,695,098	$1,397,213
Operating cash flows from finance leases	889	1,437
Financing cash flows from finance leases	6,011	21,387

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$2,247,839	$1,508,371
Finance lease	—	—

Maturities of lease liabilities as of March 31, 2023 are as follows:

	Operating Leases	Finance Lease
2023 (remainder)	$5,067,906	$20,700
2024	6,389,909	27,600
2025	5,800,960	27,600
2026	3,994,546	11,500
2027	2,998,993	—
Thereafter	5,181,535	—
Total lease payments	$29,433,849	$87,400
Less: Imputed interest	(3,600,114)	(5,472)
Total lease obligations	25,833,735	81,928
Less: Current obligations	(5,622,576)	(24,693)
Long-term lease obligation	$20,211,159	$57,235
During the first quarter of 2023, the Company entered into various operating leases that have not yet commenced for spaces to be used by the Company’s new corporate clinics. These leases are expected to result in additional ROU assets and liabilities of approximately $0.6 million. These leases are expected to commence during the second and the third quarter of 2023, with lease terms of five to ten years.
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
The Company has two operating business segments and one non-operating business segment. The Corporate Clinics segment is composed of the operating activities of the company-owned or managed clinics. As of March 31, 2023, the Company operated or managed 130 clinics under this segment. The Franchise Operations segment is composed of the operating activities of the franchise business unit. As of March 31, 2023, the franchise system consisted of 740 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.
The tables below present financial information for the Company’s two operating business segments.

	Three Months Ended
	March 31,
Revenues:	2023	2022
Corporate clinics	$17,127,957	$12,606,999
Franchise operations	11,322,341	9,831,539
Total revenues	$28,450,298	$22,438,538

Depreciation and amortization:
Corporate clinics	2,054,580	1,376,196
Franchise operations	198,974	173,487
Corporate administration	88,990	79,493
Total depreciation and amortization	$2,342,544	$1,629,176

Segment operating (loss) income:
Corporate clinics	$(549,542)	$(438,064)
Franchise operations	4,644,260	4,403,238
Total segment operating income	$4,094,718	$3,965,174

Reconciliation of total segment operating income to consolidated earnings before income taxes:

Total segment operating income	$4,094,718	$3,965,174
Unallocated corporate	(4,772,955)	(4,141,600)
Consolidated (loss) from operations	(678,237)	(176,426)
Other income (expense), net	3,821,162	(16,147)
(Loss) income before income tax benefit	$3,142,925	$(192,573)

Segment assets:	March 31, 2023	December 31, 2022
Corporate clinics	$59,121,430	$57,947,468
Franchise operations	12,855,697	12,360,878
Total segment assets	71,977,127	70,308,346

Unallocated cash and cash equivalents and restricted cash	15,504,604	10,550,417
Unallocated property and equipment	566,513	915,216
Other unallocated assets	10,002,468	10,169,193
Total assets	$98,050,712	$91,943,172
“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.
Note 11: Employee Retention Credit
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

In October 2022, the Company filed an application with the IRS for the ERC. Employers are eligible for the credit if they experienced full or partial suspension or modification of operations during any calendar quarter because of governmental orders due to the pandemic or a significant decline in gross receipts based on a comparison of quarterly revenue results for 2020 and/or 2021 with the comparable quarter in 2019. The Company’s ERC application was equal to 70% of qualified wages paid to employees during the period from January 1, 2021 to June 30, 2021 for a maximum quarterly credit of $7,000 per employee. In March 2023, the Company received notice and refunds from the IRS related to the overpayment of Federal Employment Tax plus interest in the amount of $4.8 million related to the ERC application. The $4.8 million ERC is subject to a 20% consulting fee. The Company's eligibility remains subject to audit by the IRS for a period of five years.

Since there are no generally accepted accounting principles for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. We accounted for the employee retention credit by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS).

Under an IAS 20 analogy, a business entity would recognize the employee retention credit on a systematic basis over the periods in which the entity recognizes the payroll expenses for which the grant (i.e., tax credit) is intended to compensate when there is reasonable assurance (i.e., it is probable) that the entity will comply with any conditions attached to the grant and the grant (i.e., tax credit) will be received.

We have accounted for the $3.9 million employee retention credits, net of the consulting fee, in the first quarter of 2023 as other income on the Statement of Income when the Company was reasonably assured that the Company met all requirements of the ERC and the grant would be received. The ERC refund is not taxable; however, the credit is subject to expense disallowance rules which increased income tax expense as a discrete item by $922,881, net of the consulting expense deduction, for the three months ended March 31, 2023.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.
Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially in this Management’s Discussion and Analysis or MD&A, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” “seek,” “strive,” or the negative of these terms, “mission,” “goal,” “objective,” or “strategy,” or other comparable terminology. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A of this or any subsequent quarterly reports on Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider the trends, risks and uncertainties described below and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. We undertake no obligation to update or revise publicly any forward-looking statements, other than in accordance with legal and regulatory obligations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
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
Key Performance Measures.  We receive monthly performance reports from our system and our clinics which include key performance indicators per clinic including gross sales, comparable same-store sales growth, or “Comp Sales,” number of new patients, conversion percentage, and membership attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales, adjusted EBITDA, and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. System-wide sales include sales at all clinics, whether operated by us or by franchisees. While franchised clinic sales are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base. Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment. There was no bargain purchase gain for the three months ended March 31, 2023 and 2022.
Key Clinic Development Trends.   As of March 31, 2023, we and our franchisees operated or managed 870 clinics, of which 740 were operated or managed by franchisees and 130 were operated as company-owned or managed clinics. Of the 130 company-owned or managed clinics, 61 were constructed and developed by us, and 69 were acquired from franchisees.
Our current strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy, and continue to expand our corporate clinic portfolio within clustered locations. The number of franchise licenses sold for the year ended December 31, 2022 was 75, compared with 156 and 121 licenses for the years ended December 31, 2021 and 2020, respectively. We ended the first three months of 2023 with 18 regional developers who were responsible for 71% of the 14 licenses sold during the period. This strong result reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the accelerated development of greenfield units and the further selective acquisition of existing franchised clinics. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. During the quarter ended March 31, 2023, we opened four greenfield clinics.
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
Recent Events

Recent events that may impact our business include unfavorable global economic or political conditions, such as a resurgence of Covid-19, the Ukraine War, labor shortages, and inflation and other cost increases. We anticipate that 2023 will continue to be a volatile macroeconomic environment. As of the date of this Quarterly Report on Form 10-Q, we have not experienced a significant negative impact on our revenues and profitability due to the direct impact of the pandemic. However, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, the severity and duration of the pandemic, the continued availability and effectiveness of vaccines and actions taken by government authorities, including restrictions, laws or regulations, and other third parties in response to the pandemic.

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

Other Significant Events and/or Recent Developments
For the three months ended March 31, 2023, compared to the prior year period:
•Comp Sales of clinics that have been open for at least 13 full months increased 8%.

•Comp Sales for mature clinics open 48 months or more increased 1%.

•System-wide sales for all clinics open for any amount of time grew 17%.
On March 18, 2022, we entered into an agreement under which we repurchased the right to develop franchises in various counties in New Jersey. The total consideration for the transaction was $0.3 million. We carried a deferred revenue balance associated with this transaction of $0.1 million, representing the unrecognized fee collected upon the execution of the regional developer agreement. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred revenue was netted against the aggregate purchase price. We recognized the net amount of $0.2 million as reacquired development rights on March 18, 2022, which is amortized over the remaining original contract period of approximately 5.5 years.
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
For the three months ended March 31, 2023, we constructed and developed four new corporate clinics.

Factors Affecting Our Performance
Our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic sales, openings, closures, markets in which they are contained and related expenses, general economic conditions, cost inflation, labor shortages, consumer confidence in the economy, consumer preferences, competitive factors, and disease epidemics and other health-related concerns, such as a resurgence of COVID-19.
Significant Accounting Polices and Estimates
There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2023 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues - three months ended March 31, 2023 compared with three months ended March 31, 2022
Components of revenues were as follows:

	Three Months Ended March 31,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues from company-owned or managed clinics	$17,127,957	$12,606,999	$4,520,958	35.9%
Royalty fees	6,866,023	6,008,932	$857,091	14.3%
Franchise fees	754,425	640,965	$113,460	17.7%
Advertising fund revenue	1,952,406	1,710,717	$241,689	14.1%
IT related income and software fees	1,210,005	956,998	$253,007	26.4%
Regional developer fees	149,478	201,787	$(52,309)	(25.9)%
Other revenues	390,004	312,140	$77,864	24.9%
Total revenues	$28,450,298	$22,438,538	$6,011,760	26.8%
Consolidated Results
Total revenues increased by $6.0 million, primarily due to the continued expansion and revenue growth of our franchise base and the continued revenue growth and expansion of our company-owned or managed clinics portfolio.
Corporate Clinics
Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of our company-owned or managed clinics portfolio. As of March 31, 2023 and 2022, there were 130 and 100 company-owned or managed clinics in operation, respectively.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of March 31, 2023 and 2022, there were 740 and 636 franchised clinics in operation, respectively.
•Franchise fees increased due to the impact of accelerated revenue recognition resulting from the terminated franchise license agreements during the first quarter of 2023. There were no such comparable events during the first quarter of 2022.

•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement, as described in "Revenue Recognition" in Note 1 to our condensed consolidated financial statements included in this report.
•Regional developer fees revenue decreased due to the impact of repurchased regional developer rights during 2022.
•Other revenues primarily consist of merchant income associated with credit card transactions.

Three Months Ended March 31,	2023	2022	Change from Prior Year	Percent Change from Prior Year

Cost of Revenues	2,624,163	2,312,771	$311,392	13.5%
For the three months ended March 31, 2023, as compared with the three months ended March 31, 2022, the total cost of revenues increased primarily due to an increase in regional developer royalties of $0.3 million.
Selling and Marketing Expenses

Three Months Ended March 31,	2023	2022	Change from Prior Year	Percent Change from Prior Year

Selling and Marketing Expenses	4,160,244	3,287,488	$872,756	26.5%

Selling and marketing expenses increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, driven by: (i) an increase in advertising fund expenditures from a larger franchise base, (ii) an increase in local marketing expenditures by the company-owned or managed clinics, and (iii) the timing of the national marketing fund spend.
Depreciation and Amortization Expenses

Three Months Ended March 31,	2023	2022	Change from Prior Year	Percent Change from Prior Year

Depreciation and Amortization Expenses	2,342,544	1,629,176	$713,368	43.8%
Depreciation and amortization expenses increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to the depreciation expenses associated with the continued expansion of our corporate-owned or managed clinics portfolio in 2022 and 2023.
General and Administrative Expenses

Three Months Ended March 31,	2023	2022	Change from Prior Year	Percent Change from Prior Year

General and Administrative Expenses	19,936,115	15,378,623	$4,557,492	29.6%
General and administrative expenses increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the increases in the following to support continued clinic count and revenue growth in both operating segments: (i) payroll and related expenses of $3.1 million, (ii) general overhead and administrative expenses of $1.0 million, and (iii) utilities and facilities costs of $0.5 million. As a percentage of revenue, general and administrative expenses during the three months ended March 31, 2023 and 2022 were 70% and 69%, respectively.

(Loss) Income from Operations

Three Months Ended March 31,	2023	2022	Change from Prior Year	Percent Change from Prior Year

(Loss) Income from Operations	(678,237)	(176,426)	$(501,811)	284.4%
Consolidated Results
Consolidated income from operations decreased by $0.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the increased expenses in the corporate clinics and unallocated corporate segments and an increase in advertising fund expenditures discussed below.
Corporate Clinics
Our corporate clinics segment had loss from operations of $0.5 million for the three months ended March 31, 2023, a decrease of $0.1 million compared to loss from operations of $0.4 million for the prior year period. The decrease was primarily due to:
•A $4.6 million increase in operating expenses due to the increases in the following: (i) payroll-related expenses of $2.7 million due to a higher head count to support the expansion of our corporate clinic portfolio and general wage increases to remain competitive in the current labor market, (ii) depreciation and administration expense associated with the expansion of our corporate-owned or managed clinics portfolio in 2022 and 2023 of $1.4 million, (iii) selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics of $0.5 million; partially offset by
•An increase in revenues of $4.5 million from company-owned or managed clinics.
Franchise Operations
Our franchise operations segment had income from operations of $4.6 million for the three months ended March 31, 2023, an increase of $0.2 million compared to income from operations of $4.4 million for the prior year period. This increase was primarily due to:
•An increase of $1.5 million in total revenues; partially offset by
•An increase of $0.3 million in cost of revenues primarily due to an increase in regional developer royalties and
•An increase of $1.0 million in operating expenses, primarily due to an increase of $0.4 million in selling and marketing expenses resulting from a larger franchise base, as well as due to an increase of $0.6 million in payroll-related expenses and travel expenses due to a higher head count to support the expansion of our franchise system and general wage increases to remain competitive in the current labor market.
Unallocated Corporate
Unallocated corporate expenses for the three months ended March 31, 2023 increased by $0.6 million compared to the prior year period, primarily due to the increases in payroll-related expenses of $0.6 million due to a higher head count to support the expansion of both operating segments and general wage increases to remain competitive in the current labor market.
Other Income (Expense), Net

Three Months Ended March 31,	2023	2022	Change from Prior Year	Percent Change from Prior Year

Other income (expense), net	3,821,162	(16,147)	$3,837,309	23,764.8%

Other Income (Expenses), Net increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the recognition and receipt of the $3.9 million employee retention credits, net of the consulting fee, in the first quarter of 2023.
Non-GAAP Financial Measures
The table below reconciles net (loss) income to Adjusted EBITDA for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Non-GAAP Financial Data:
Net (loss) income	$2,301,036	$(205,797)
Net interest expense	49,725	15,859
Depreciation and amortization expense	2,342,544	1,629,176
Tax expense	841,889	13,224
EBITDA	5,535,194	1,452,462
Stock compensation expense	266,210	323,556
Acquisition related expenses	39,332	—
Loss on disposition or impairment	65,469	6,906
Other (income), net	(3,870,887)	—
Adjusted EBITDA	$2,035,318	$1,782,924
Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, (gain) loss on disposition or impairment and other income related to the Employee Retention Credit. There was no bargain purchase gain for the three months ended March 31, 2023 and 2022. We have provided Adjusted EBITDA because it is a non-GAAP measure of financial performance commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

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
Liquidity and Capital Resources
As of March 31, 2023, we had unrestricted cash and short-term bank deposits of $14.8 million and $18 million of available capacity under the line of credit. While the pandemic and the Ukraine War create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next twelve months.

While the interruptions, delays and/or cost increases resulting from the pandemic, political instability or geopolitical tensions, such as the Ukraine War, economic weakness, inflationary pressures or other factors have created uncertainty as to general economic conditions for 2023 and beyond, as of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2023, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. If the equity or debt markets continue to deteriorate or do not improve, including as a result of economic weakness, a resurgence of COVID-19, political unrest or war, including the Ukraine War, or any other reason, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Given the ongoing uncertainties described above, the levels of our cash flows from operations for 2023 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities increased by $5.6 million to $6.0 million for the three months ended March 31, 2023, compared to $0.4 million for the three months ended March 31, 2022. The increase was primarily attributable to recognizing the $3.9 million Employee Retention Credit during the three months ended March 31, 2023, an increase in revenue over the prior year period, which was partially offset by an increase in general and administrative expenses over the prior year period.
Net cash used in investing activities was $1.2 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, this included purchases of property and equipment of $1.2 million. For the three months ended March 31, 2022, this included purchases of property and equipment of $1.3 million and reacquisition and termination of regional developer rights for $250,000.
Net cash used in financing activities for the three months ended March 31, 2023 was $0.1 million, compared to less than $50,000 for the three months ended March 31, 2022. For the three months ended March 31, 2023, this included proceeds from the exercise of stock options of $0.1 million.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2023 there have been no material changes to the quantitative and qualitative disclosures about market risk appearing in Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our management concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are a party to litigation from time to time. We maintain insurance to cover certain litigation and claims.
ITEM 1A. RISK FACTORS

We documented our risk factors in Item 1A of Part I of our Form 10-K for the year ended December 31, 2022. There have been no material changes to our risk factors since the filing of that report, except for the addition of the following risk factor:

We maintain cash deposits in banks in excess of federally-insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We regularly maintain cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S., or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.
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
 Third Amended and Restated Bylaws of The Joint Corp. (incorporated by reference to Exhibit 3. to the Company’s Current Report on Form 8-K (Commission File No. 001-36724) filed with the Securities and Exchange Commission on April 26, 2023

10.16*	Executive Short-Term Incentive Plan (amended March 7, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).
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

THE JOINT CORP.

Dated: May 5, 2023	By:	/s/ Peter D. Holt
Peter D. Holt President and Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2023	By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer)