Form 10-K/A
period 2022-12-31
JOINT Corp
filed 2023-09-26
CIK 1612630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1 to Form 10-K)

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $136.9 million as of June 30, 2022 based on the closing sales price of the common stock on the NASDAQ Capital Market.
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

EXPLANATORY NOTE

The Joint Corp. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2023 (the “Original Form 10-K”). This Comprehensive Form 10-K/A contains the restatement of the following previously filed periods: (i) our audited consolidated financial statements for the fiscal year ended December 31, 2022, (ii) our audited consolidated financial statements for the fiscal year ended December 31, 2021, (iii) our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2022, consisting of the quarters ended June 30, 2022, and September 30, 2022; and (iv) our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2021, consisting of the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. This Amendment also amends the Company’s conclusions and disclosures included in Item 9A Controls and Procedures of the Original Form 10-K related to disclosure controls and procedures and internal control over financial reporting.

Restatement Background

As previously disclosed, on August 30, 2023, the Chief Financial Officer of the Company, after meeting with the members of the Audit Committee to discuss the matters disclosed herein and in consultation with BDO USA, P.C. (“BDO”), the Company’s independent registered public accounting firm, concluded that the Company’s previously issued audited financial statements as of and for the year ending December 31, 2022 contained in the Annual Report on Form 10-K for the year ended December 31, 2022 and the unaudited interim financial statements contained in the Quarterly Reports on Form 10-Q for the quarters and cumulative periods ended June 30, 2022, and September 30, 2022 (the “2022 Previously Issued Financial Statements”) contained material errors and should be restated, which conclusion was thereafter formally ratified by the Audit Committee and the Board of Directors of the Company. On September 11, 2023, the Chief Financial Officer of the Company, after meeting with the members of the Audit Committee to discuss the matters disclosed herein and in consultation with BDO, further concluded that the Company’s previously issued audited financial statements as of and for the year ending December 31, 2021 contained in the Annual Report on Form 10-K for the year ended December 31, 2022 and the unaudited interim financial statements contained in the Quarterly Reports on Form 10-Q for the quarters and cumulative periods ended March 31, 2022 and 2021, June 30, 2021, and September 30, 2021 (the “Additional Previously Issued Financial Statements,” and together with the 2022 Previously Issued Financial Statements, the “Previously Issued Financial Statements”) contained material errors and should be restated, which conclusion was thereafter formally ratified by the Board of Directors of the Company. These determinations occurred following discussions of the matter among BDO, officers of the Company and members of the Company’s Board of Directors. Accordingly, investors and all other persons should no longer rely upon the Previously Issued Financial Statements included in the Company’s previously filed Form 10-K and Form 10-Qs for the periods listed above. In addition, any previously issued or filed earnings releases, investor presentations or other communications describing the Previously Issued Financial Statements and other related financial information covering these periods should no longer be relied upon.

The Company enters into agreements with its regional developers (the “RD Agreements”). Under each RD Agreement, the Company sells to each of its regional developers the exclusive rights to open a minimum number of clinics in a defined territory (the “Regional Developer Rights”). Upon entering into each RD Agreement, the regional developer pays the Company an upfront fee for such Regional Developer Rights. Each regional developer helps the Company to identify and qualify potential new franchisees in its territory and assists the Company in providing field training, clinic openings and ongoing support. In return, the Company shares with the regional developer part of the initial upfront franchise fee paid to the Company by new franchisees in the regional developer’s protected territory and pays the regional developer 3% of the 7% ongoing royalties the Company collects from the franchisees in the regional developer’s protected territory. From time to time, the Company has re-acquired Regional Developer Rights from certain of its regional developers.

Historically, the Company has recorded the re-acquired Regional Developer Rights as an intangible asset and amortized the re-acquired Regional Developer Rights over the contractual terms under the RD Agreement remaining at the time of the re-acquisition. The Company has concluded that this treatment was incorrect in accordance with U.S. GAAP. The Company should not have capitalized the re-acquired Regional Developer Rights but instead should have recognized the full cost of the re-acquisition as an expense in the respective period. In addition, the Company has historically recorded the upfront fee paid by the regional developer as a deferred liability, which was then recognized ratably to revenue as the regional developer performed various service obligations. The amended treatment will still defer the upfront payment, but the deferred liability will be ratably recognized against cost of revenue as an offset against future commissions.

Additionally, the Company files standalone Federal corporate and State tax returns as well as city income and franchise tax returns for itself and its four variable interest entities (“VIEs") which it controls under its corresponding management agreements. The four VIEs were set up due to the various States’ regulatory and legal requirements. The Joint Corp has management agreements with each of the four VIEs (“PCs or professional corporations”).

The Company has historically charged the VIEs a management fee for the benefit of the Company providing non-clinical administrative services needed by the professional corporation chiropractic practice. However, the standalone professional corporations have not historically been profitable from an income tax perspective and are fully valuing their deferred tax assets and related attributes for ASC 740 purposes. As such, the Company has initiated a review of its transfer pricing with the VIEs.

The economic compensation or profitability resulting from an intercompany transaction between two or more parties is based on each party’s relative contribution to the economic activity under analysis. Or stated in transfer pricing terms, the economic compensation or profitability from an intercompany transaction is based on each party’s functions performed, risks assumed, and assets employed in the activity.

Overall, the PCs' earned annual losses were not consistent with their function, risk, and asset profile for transfer pricing. As such, the Company has estimated transfer pricing adjustments which were computed based on assumed targets of profitability. The resulting operating profit, after incorporating estimated transfer pricing adjustments, were further used as a means for computing overall potential tax exposure and correlative benefit.

Internal Control Considerations

As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, and the quarterly periods therein. Management has concluded that the Company's internal control over financial reporting were not effective as of December 31, 2022, due to material weaknesses in internal controls over the accounting of complex areas, including income taxes, revenue recognition and asset acquisition transactions.

For a discussion of management’s considerations of the Company’s internal control over financial reporting and the material weaknesses identified, refer to Controls and Procedures in Part II, Item 9A.

Items Amended in this Form 10-K/A

This Comprehensive Form 10-K/A for the fiscal years ended December 31, 2022, and December 31, 2021, reflects changes to the Consolidated Balance Sheet at December 31, 2022, and December 31, 2021, and the Consolidated Income Statements, Statements of Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2022, and December 31, 2021, and the related notes thereto. Restatement of consolidated financial statements for the fiscal years ended December 31, 2022, and December 31, 2021, are disclosed in Note 2 to the consolidated financial statements. Restatement of consolidated financial statements for the quarterly and year-to-date periods in fiscal years 2022 and 2021 are disclosed in Note 14 to the consolidated financial statements. Other sections impacted are:

• Part I, Item 1A, Risk Factors
• Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
• Part II, Item 9A, Controls and Procedures
• Part IV, Item 15, Exhibits and Financial Statement Schedules

The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for any of the quarters for the years ended December 31, 2022, and December 31, 2021, nor the previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Form 10-K/A pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

See Note 2 and Note 14 to the consolidated financial statements, included in Part II, Item 8 of this Form 10-K/A, for additional information on the restatement and the related consolidated financial statement effects.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-K and does not modify or update the disclosures therein, except to reflect the effects of the restatement as well as certain disclosures regarding the one-time waiver by JP Morgan Chase of certain defaults resulting from the late filing of our Quarterly Statement on Form 10-Q for the period ended June 30, 2023. This Amendment should be read in conjunction with the Company’s other filings with the SEC.

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
•we have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price;
•short-selling strategies and negative opinions posted on the internet may drive down the market price of our common stock and could result in class action lawsuits;
•we have identified material weaknesses in our internal controls over financial reporting and we may fail to remediate material weaknesses in our internal controls over financial reporting or may otherwise be unable to maintain an effective system of internal control over financial reporting, which might negatively impact our ability to accurately report our financial results, prevent fraud, or maintain investor confidence;
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
•legislation, regulations, as well as new medical procedures and techniques, could reduce or eliminate our competitive advantages; and
•the delayed filing of our quarterly report has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.
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

We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results, prevent fraud, or maintain investor confidence.

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

Internal controls related to the operation of financial reporting and accounting systems are critical to maintaining adequate internal control over financial reporting. As discussed in Part II, Item 9A of this report, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2022 due to material weaknesses in internal controls related to (i) the accounting treatment in significant complex areas and (ii) the identification of uncertain tax positions. We did not design and maintain effective controls over the accounting of complex areas, including accounting for revenue recognition and asset acquisition transactions and we did not design and maintain effective controls over the identification of uncertain tax positions. We have undertaken, and will continue to implement, remediation measures to address these material weaknesses, which measures will result in additional resource and other compliance expenses. We expect that our remediation plan will be completed prior to the end of fiscal year 2023; however, these weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot provide assurances that these material weaknesses will be effectively remediated.

We previously reported in our Annual Report on Form 10-K as of December 31, 2021 material weaknesses in internal control that have since been remediated, except those internal controls related to complex accounting areas. Specifically, these material weaknesses related to: (i) risk assessment and scoping - we did not effectively design and maintain controls in response to the risks of material misstatement. Specifically, the design of existing controls or the implementation of new controls has not been sufficient to respond to the risks of material misstatement related to the incremental borrowing rate for our leases, deferred costs and related expenses, other revenues, breakage revenue, intangible asset amortization, determination of reporting units, reassessment of our VIEs, stock option exercises, and the accuracy and completeness of certain financial statements; (ii) segregation of duties - we did not design and maintain effective controls such that all accounting duties are sufficiently segregated within our business processes and certain financial applications. Specifically, we failed to have the appropriate Company personnel monitor users with administrative access to certain financial applications and data, and we did not design and maintain effective controls such that all accounting duties are sufficiently segregated; (iii) accounting related to significant complex accounting areas - we did not design and maintain effective controls over the accounting of complex accounting areas, including taxes and business combination and asset acquisition transactions Specifically, we failed to properly design controls to appropriately determine the proper accounting treatment for certain revenue streams and leases. During 2022, we completed the remediation measures related to the material weakness described in this paragraph. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly.

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
Our increased reliance on sources of revenue other than from franchise licenses exposes us to risks including the loss of revenue and reduction of working capital.
From the commencement of our operations until we began to acquire or open company-owned or managed clinics, we relied exclusively on the sale of franchises licenses as a source of revenue until the franchises we sold began to generate royalty revenues. As our portfolio of company-owned or managed clinics matures, we have placed less reliance on these franchise sources of revenue. As we develop further company-owned or managed clinics, we will be required to use our working capital to operate our business. If the opening of our company-owned or managed clinics is delayed or if the cost of developing company-owned or managed clinics exceeds our expectations, we may experience insufficient working capital to fully implement our development plans, and our business, financial condition and results of operations could be adversely affected.
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

We recently received notice that we will be receiving an ERC pursuant to the CARES ACT. Please see Note 15, “Subsequent Events” in the Notes to the consolidated financial statements included in Item 8 of this report for a description of the ERC. The Company’s eligibility to receive the ERC remains subject to audit by the IRS for a period of five years. If the IRS audits the Company during that time, it may find that the Company was not eligible to receive some or all of the ERC, in which case we would be required to return some or all of the ERC to the IRS. Additionally, 20% of the ERC will be paid to an outside third party as a consulting fee. In the event we are required to return some or all of the ERC, we may not be able to recoup the consulting fee.

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
In addition, many states impose restrictions related to the confidentiality of personal information that apply more broadly than HIPAA. Please see “Part I, Item 1 - Business - Regulatory Environment – HIPAA and State Privacy and Breach Notification Rules” for a description of some of these state privacy rules. Such information may include certain identifying information and financial information of our patients. These state laws may impose notification requirements in the event of a breach of such personal information. Violations of these laws may result in criminal, civil and administrative sanctions and also may provide individuals with a private right of action with respect to disclosures of personal information. Failure to comply with such data confidentiality, security and breach notification laws may result in substantial monetary penalties or awards of damages.
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

GENERAL RISK FACTORS

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

As discussed in Note 2 to our consolidated financial statements included in Item 8 of this Form 10-K/A, we have restated our consolidated financial statements as of and for the years ended December 31, 2022 and 2021 and for the quarterly periods within the fiscal years ended December 31, 2022 and 2021 (the “Restated Periods”). The determination to restate the financial statements for the Restated Periods was made by our Audit Committee and our Board of Directors upon management’s recommendation following the identification of errors related to our method of accounting for the reacquisition of regional developer rights and transfer pricing adjustments for the Company’s variable interest entities. Our management, after consultation with our independent registered accountants, concluded that the Company’s previously issued financial statements for the Restated Periods should no longer be relied upon. Our Annual Report on Form 10-K for the years ended December 31, 2022 and 2021 has been amended by this Form 10-K/A to, among other things, reflect the restatement of our financial statements for the Restated Periods.

The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the risk of potential stockholder litigation. If lawsuits are filed, we may incur additional substantial defense costs regardless of the outcome of such litigation. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

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

The delayed filing of our quarterly report has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filing of our quarterly report with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until one year from the date we regain and maintain status as a current filer. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.
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
ITEM 3.     LEGAL PROCEEDINGS
In the normal course of business, we are party to litigation and claims from time to time. We maintain insurance to cover certain litigation and claims. In June 2021, we received a draft complaint from an employee, claiming that we had vicarious and other liability with respect to alleged wrongful acts committed by a former employee. In February 2022, the claim was settled for a total of $750,000. We also recognized a $250,000 insurance recovery asset associated with the settlement. The $500,000 net impact of the settlement is included in our consolidated income statement for the year ended December 31, 2021. Please see Note 11, “Commitments and Contingencies” in the Notes to consolidated financial statements included in Item 8 of this report for further discussion.

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
ITEM 6. [Reserved]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the results of operations and financial condition of The Joint Corp. for the years ended December 31, 2022 and 2021 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information contained elsewhere in this Amendment. Information pertaining to fiscal year 2020 was included in our Annual Report on Form 10-K for the year ended December 31, 2020 on pages 31-40 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on March 5, 2021.
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

Restatement of Previously Issued Consolidated Financial Statements

The Company concluded that the Company’s previously issued financial statements for the years ended December 31, 2022 and 2021 and interim quarters and cumulative periods ended June 30, 2022 and 2021, and September 30, 2022 and 2021 should be restated to correct historical errors related principally to the accounting for (i) the purchase of reacquired Regional Developer Rights and (ii) impact of certain transfer pricing adjustments for the Company’s consolidated VIEs. The discussion of financial results presented herein is reflective of the restatement adjustments.

Default Under Credit Agreement

On September 8, 2023, JP Morgan Chase waived, on a one-time only basis, a default that occurred under the Credit Agreement. The default occurred as of the close of business on September 6, 2023. The default resulted from the Company’s inability to deliver in a timely manner the financial statements in its Quarterly Report on Form 10-Q for the period ended June 30, 2023 (the “2023 Q2 10-Q”). The Company’s inability to produce and file the 2023 Q2 10-Q in a timely manner (which filing constitutes delivery to JP Morgan Chase of the Company’s financial statements) was the result of the discovery of errors in the US GAAP accounting treatment for re-acquired regional developer rights and for transfer pricing for its variable interest entities. JP Morgan Chase waived this default until September 30, 2023. The filing of the Company’s Quarterly Report on Form 10-Q prior to September 30, 2023 will cure the default.

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

On March 18, 2022, we entered into an agreement under which we repurchased the right to develop franchises in various counties in New Jersey. The total consideration for the transaction was $250,000. We carried an upfront regional developer fees liability balance associated with this transaction of $95,197, representing the unrecognized fee collected upon the execution of the regional developer agreement. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated deferred liability was netted against the aggregate purchase price. We recognized the net amount of $154,803 as general and administrative expenses on March 18, 2022.

On April 1, 2022, we entered into an agreement under which we repurchased the right to develop franchises in various counties in California. The total consideration for the transaction was $2,400,000. We carried a deferred liability balance associated with this transaction of $357,721, representing the unrecognized fee collected upon the execution of the regional developer agreement. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated upfront regional developer fees liability was netted against the aggregate purchase price. We recognized the net amount of $2,042,279 as general and administrative expenses on April 1, 2022.

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

On October 12, 2022, we entered into an agreement under which we repurchased the right to develop franchises in various counties in the Philadelphia area. The total consideration for the transaction was $225,000. We carried an upfront regional developer fees liability balance associated with this transaction of $176,118, representing the unrecognized fee collected upon the execution of the regional developer agreement. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated upfront regional developer fees liability was netted against the aggregate purchase price. We recognized the net amount of $48,882 as general and administrative expenses on October 12, 2022.

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
Regional Developer Fees
We have a regional developer program where regional developers are granted an exclusive geographical territory and commit to a minimum development obligation within that defined territory. Regional developer fees are non-refundable and amortized on a straight-line basis over the term of the regional developer agreement and recognized as a decrease to franchise and regional developer cost of revenues.
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
We regularly assess the tax risk of our tax return filing positions, and we have identified $1.3 million and $1.3 million in uncertain tax positions as of December 31, 2022 and 2021, respectively.
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
Results of Operations (as Restated)
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues
Components of revenues for the year ended December 31, 2022, as compared to the year ended December 31, 2021, were as follows:

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2022	2021
	(As Restated)	(As Restated)
Revenues:
Revenues from company-owned or managed clinics	$59,422,294	$44,348,234	$15,074,060	34.0%
Royalty fees	26,190,531	22,062,989	4,127,542	18.7%
Franchise fees	2,441,325	2,659,097	(217,772)	(8.2)%
Advertising fund revenue	7,456,696	6,298,924	1,157,772	18.4%
Software fees	4,290,739	3,383,856	906,883	26.8%
Other revenues	1,450,725	1,257,913	192,812	15.3%
Total revenues	$101,252,310	$80,011,013	$21,241,297	26.5%
The reasons for the significant changes in our components of total revenues were as follows:
Consolidated Results
•Total revenues increased by $21.2 million, primarily due to the continued expansion and revenue growth of our franchise base, continued same-store sales growth and expansion of our corporate-owned or managed clinics portfolio.
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
•Other revenues primarily consisted of merchant income associated with credit card transactions.

Cost of Revenues

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2022	2021
	(As Restated)	(As Restated)
Cost of Revenues	9,171,063	7,665,138	$1,505,925	19.6%
For the year ended December 31, 2022, as compared with the year ended December 31, 2021, the total cost of revenues increased due to an increase in regional developer royalties and sales commissions of $1.2 million and an increase in website hosting costs of $0.3 million.
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
Depreciation and Amortization Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2022	2021
	(As Restated)	(As Restated)
Depreciation and Amortization Expenses	6,646,622	3,921,887	$2,724,735	69.5%
Depreciation and amortization expenses increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to depreciation expenses associated with the expansion of our company-owned or managed clinics portfolio in 2021 and 2022 and the new IT platform used by clinics for operations and for the management of operations, which went live in July 2021.
General and Administrative Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2022	2021
	(As Restated)	(As Restated)
General and Administrative Expenses	70,233,447	50,846,818	$19,386,629	38.1%
General and administrative expenses increased during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the increases in the following to support continued clinic count and revenue growth in both operating segments: (i) payroll and related expenses of $14.3 million, (ii) general overhead and administrative expenses of $2.6 million, (iii) professional and advisory fees of $1.0 million, (iv) reacquisition of regional developer rights of $0.9 million, and (v) software and maintenance expense of $0.7 million. As a percentage of revenue, general and administrative expenses during the year ended December 31, 2022 and 2021 were 69% and 64%, respectively, reflecting the impact of the greenfields that opened in 2022.

Income from Operations

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2022	2021
	(As Restated)	(As Restated)
Income from Operations	828,254	6,125,965	$(5,297,711)	(86.5)%
Consolidated Results
Consolidated income from operations decreased by $5.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the increased expenses in the corporate clinics and unallocated corporate segments discussed below.
Corporate Clinics
Our corporate clinics segment had loss from operations of $0.1 million for the year ended December 31, 2022, a decrease in income of $6.5 million compared to income from operations of $6.6 million for the year ended December 31, 2021. This decrease was primarily due to:
•A $21.6 million increase in operating expenses primarily due to the increases in the following: (i) payroll-related expenses of $14.7 million due to a higher head count to support the expansion of our corporate clinic portfolio and general wage increases to remain competitive in the current labor market, (ii) depreciation and amortization expense of $2.3 million primarily associated with the expansion of our company-owned or managed clinics portfolio in 2021 and 2022, (iii) selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics of $1.4 million, (iv) general overhead and administrative expenses to support the expansion of our corporate clinic portfolio of $2.9 million, and (v) impairment loss of $0.3 million; partially offset by
•An increase in revenues of $15.1 million from company-owned or managed clinics primarily due to improved same-store growth, as well as the expansion of our corporate-owned or managed clinics portfolio.
Franchise Operations
Our franchise operations segment had income from operations of $17.3 million for the year ended December 31, 2022, an increase of $2.0 million, compared to income from operations of $15.4 million for the year ended December 31, 2021. This increase was primarily due to:
•An increase of $6.2 million in total revenues due to an increase in the number of franchised clinics in operation, along with continued sales growth in existing franchised clinics; partially offset by
•An increase of $1.5 million in cost of revenues, primarily due to an increase in regional developer royalties and website hosting costs and an increase of $2.7 million in operating expenses, primarily due to an increase in: (i) selling and marketing expenses resulting from a larger franchise base of $1.2 million, (ii) reacquisition of regional developer rights of $0.9 million, (iii) depreciation expense associated with the new IT platform of $0.4 million, and (iv) payroll-related expenses of $0.2 million.
Unallocated Corporate
Unallocated corporate expenses for the year ended December 31, 2022 increased by $0.8 million compared to the prior year period, primarily due to the increases in professional and advisory fees of $0.8 million.
Income Tax Expense (Benefit)

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2022	2021
	(As Restated)	(As Restated)
Income tax expense (benefit)	68,448	(1,508,960)	$1,577,408	(104.5)%
For the years ended December 31, 2022 and 2021, the effective tax rates were 9.8% and (24.9)%, respectively. The fluctuation in the effective rate was primarily attributable to state taxes including the change in rates, and stock-based compensation during the year ended December 31, 2022, as compared to the year ended December 31, 2021. Please see Note 10, “Income Taxes” in the Notes to consolidated financial statements included in Item 8 of this report for further discussion.

Non-GAAP Financial Measures

The table below reconciles net income to Adjusted EBITDA for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
	(As Restated)	(As Restated)
Non-GAAP Financial Data:
Net income	$626,705	$7,565,047
Net interest	133,102	69,878
Depreciation and amortization expense	6,646,622	3,921,887
Income tax expense (benefit)	68,448	(1,508,960)
EBITDA	7,474,877	10,047,852
Stock compensation expense	1,273,989	1,056,015
Acquisition related expenses	2,356,049	1,422,137
Net loss on disposition or impairment	410,215	26,789
Adjusted EBITDA	$11,515,130	$12,552,793

Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses (which includes contract termination costs associated with reacquired regional developer rights), stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment. We have provided Adjusted EBITDA, a non-GAAP measure of financial performance because it is commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.
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
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2022, we had cash and short-term bank deposits of $9.7 million. We generated $8.2 million of cash flow from operating activities in the year ended December 31, 2022. While the pandemic and the Ukraine War create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our development line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next twelve months. However, due to the opportunistic nature of our acquisitions, we may have negative working capital from time to time. The primary reason for the increase in negative working capital from December 31, 2021 to December 31, 2022 is due to a decrease in net cash provided by operating activities and an increase in investing activities, as discussed below.
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
Analysis of Cash Flows (as Restated)
Net cash provided by operating activities was $8.2 million for the year ended December 31, 2022, compared to net cash provided by operating activities of $13.8 million for the year ended December 31, 2021. The decrease was primarily attributable to the decreased net income, net of non-cash charges, in the year ended December 31, 2022 of $8.4 million versus $10.8 million in the prior year period and the changes in operating assets and liabilities of $(0.2) million in the year ended December 31, 2022 versus $3.1 million in the prior year period. The decrease in operating assets and liabilities for the year ended December 31, 2022 is primarily attributable to: i) a decrease in accrued expenses of $1.2 million, mainly driven by the legal claim settlement of $0.75 million and other non-recurring payments made during the year, ii) a decrease in payroll liabilities of $1.9 million, mostly due to the short-term incentive compensation payments made during the year (without the comparable accrual as of December 31, 2022), iii) an increase in deferred franchise cost of $0.4 million related to the commissions paid for the sale of franchise licenses during the year and iv) a decrease in upfront regional developer fees of $1.3 million. These decreases in operating assets and liabilities were partially offset by the increases in: i) deferred revenue of $2.9 million related to the amounts collected for the sale of franchise license and membership and wellness packages sold during the year (which are recorded as deferred revenue until the service is performed), ii) accounts payable of $0.8 million due to the general increase in operating expenses and timing of payments, and iii) prepaid expenses and other current assets of $0.2 million, mainly driven by the general increase in operating expenses.
Net cash provided by operating activities was $13.8 million for the year ended December 31, 2021, compared to net cash provided by operating activities of $11.2 million for the year ended December 31, 2020. The increase was primarily attributable to the increased net income, net of non-cash charges, in the year ended December 31, 2021 of $10.8 million versus $8.6 million in the prior year period. The increase was partially offset by year-over-year growth in accounts receivable, which was 79% higher than in 2020, attributable to: i) an increase in royalties receivable due to an increase in the number of franchised clinics in operation during 2021 (with 610 open and operating franchise units at December 31, 2021 versus 515 at December 31, 2020), along with continued sales growth in existing franchised clinics, ii) timing of cash collected from franchise license sales, iii) an increase in software fee revenue related to the correction of the calculation of software fee revenue (see note 1 in the notes to consolidated financial statements included in Item 8 of the 2021 Form 10-K), and iv) an increase in receivables related to leasehold improvement incentives. In addition, increased deferred franchising costs contributed to a decrease in net cash provided by operating activities, which consist of franchise license sales commissions earned by the regional developers and the Company’s sales force. The increase in payroll liabilities is attributable to the increased workforce at December 31, 2021 versus 2020 and the timing of the employee compensation payroll cycles.
Cash provided by operating activities is subject to variability period over period as a result of the timing of collections and payments related to accounts receivable, accrued expenses, and other operating assets and liabilities. Royalties and other fees are collected from our franchisees semi-monthly, two working days after each sales period has ended.
Net cash used in investing activities was $17.9 million and $12.8 million during the years ended December 31, 2022 and 2021, respectively.  For the year ended December 31, 2022, this included clinic acquisitions for $12.1 million, purchases of property and equipment for $5.9 million. For the year ended December 31, 2021, this included clinic acquisitions for $5.8 million, purchases of property and equipment for $7.0 million.
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

Restatement of Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2022 and 2021 financial statements have been restated to correct misstatements.

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

Revenue growth rate utilized in the determination of the fair value of acquired member relationships and reacquired franchise rights for certain acquisitions

As described in Note 4 of the consolidated financial statements, the Company acquired certain clinics during the current year. As a result of the acquisitions, management was required to determine the estimated fair values of assets acquired and liabilities assumed, including certain identifiable intangible assets. Management utilized third-party valuation specialists to assist in the preparation of the valuation of certain identifiable intangible assets. Management exercised judgment to develop and select revenue growth rates in the measurement of the fair value of the acquired member relationships and reacquired franchise rights.

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

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
Phoenix, Arizona

March 10, 2023, except for the effects of the restatement discussed in Note 2, as to which the date is September 26, 2023

THE JOINT CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS	(As Restated)	(As Restated)
Current assets:
Cash and cash equivalents	$9,745,066	$19,526,119
Restricted cash	805,351	386,219
Accounts receivable	3,911,272	3,700,810
Deferred franchise and regional development costs, current portion	1,054,060	994,587
Prepaid expenses and other current assets	2,098,359	2,281,765
Total current assets	17,614,108	26,889,500
Property and equipment, net	17,475,152	14,388,946
Operating lease right-of-use asset	20,587,199	18,425,914
Deferred franchise and regional development costs, net of current portion	5,707,678	5,505,420
Intangible assets, net	10,928,295	4,712,763
Goodwill	8,493,407	5,085,203
Deferred tax assets	11,928,152	11,486,799
Deposits and other assets	756,386	567,202
Total assets	$93,490,377	$87,061,747

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,966,589	$1,705,568
Accrued expenses	1,069,610	1,809,460
Co-op funds liability	805,351	386,219
Payroll liabilities ($0.6 million and $0.4 million attributable to VIEs as of December 31, 2022 and 2021)	2,030,510	3,906,317
Operating lease liability, current portion	5,295,830	4,613,843
Finance lease liability, current portion	24,433	49,855
Deferred franchise fee revenue, current portion	2,468,601	2,421,721
Deferred revenue from company clinics ($4.7 million and $3.5 million attributable to VIEs as of December 31, 2022 and 2021)	7,471,549	5,235,745
Upfront regional developer fees, current portion	487,250	770,171
Other current liabilities	597,294	539,500
Total current liabilities	23,217,017	21,438,399
Operating lease liability, net of current portion	18,672,719	16,872,093
Finance lease liability, net of current portion	63,507	87,939
Debt under the Credit Agreement	2,000,000	2,000,000
Deferred franchise fee revenue, net of current portion	14,161,134	12,953,430
Upfront regional developer fees, net of current portion	1,500,278	2,505,491
Other liabilities	1,287,879	895,711
Total liabilities	60,902,534	56,753,063
Commitments and contingencies (note 11)
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,560,353 shares issued and 14,528,487 shares outstanding as of December 31, 2022 and 14,451,355 shares issued and 14,419,712 outstanding as of December 31, 2021	14,560	14,450
Additional paid-in capital	45,558,305	43,900,157
Treasury stock 31,866 shares as of December 31, 2022 and 31,643 shares as of December 31, 2021, at cost	(856,642)	(850,838)
Accumulated deficit	(12,153,380)	(12,780,085)
Total The Joint Corp. stockholders' equity	32,562,843	30,283,684
Non-controlling Interest	25,000	25,000
Total equity	32,587,843	30,308,684
Total liabilities and stockholders' equity	$93,490,377	$87,061,747

See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2022	2021
	(As Restated)	(As Restated)
Revenues:
Revenues from company-owned or managed clinics	$59,422,294	$44,348,234
Royalty fees	26,190,531	22,062,989
Franchise fees	2,441,325	2,659,097
Advertising fund revenue	7,456,696	6,298,924
Software fees	4,290,739	3,383,856
Other revenues	1,450,725	1,257,913
Total revenues	101,252,310	80,011,013
Cost of revenues:
Franchise and regional developer cost of revenues	7,803,404	6,559,486
IT cost of revenues	1,367,659	1,105,652
Total cost of revenues	9,171,063	7,665,138
Selling and marketing expenses	13,962,709	11,424,416
Depreciation and amortization	6,646,622	3,921,887
General and administrative expenses	70,233,447	50,846,818
Total selling, general and administrative expenses	90,842,778	66,193,121
Net loss on disposition or impairment	410,215	26,789
Income from operations	828,254	6,125,965
Other expense, net	(133,101)	(69,878)
Income before income tax expense (benefit)	695,153	6,056,087
Income tax expense (benefit)	68,448	(1,508,960)
Net income	$626,705	$7,565,047

Earnings per share:
Basic earnings per share	$0.04	$0.53
Diluted earnings per share	$0.04	$0.51

Basic weighted average shares	14,488,314	14,319,448
Diluted weighted average shares	14,868,093	14,935,577

See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount		Total The Joint Corp. stockholder's equity	Non-controlling Interest	Total
						(As Restated)	(As Restated)		(As Restated)
Balances, December 31, 2020 (as restated)	14,174,237	14,174	41,350,001	17,167	(143,111)	(20,345,132)	20,875,932	100	20,876,032
Stock-based compensation expense	—	—	1,056,015	—	—	—	1,056,015	—	1,056,015
Issuance of restricted stock	17,074	17	(17)	—	—	—	—	—	—
Exercise of stock options	260,044	259	1,519,058	—	—	—	1,519,317	—	1,519,317
Purchases of treasury stock under employee stock plans	—	—	—	14,476	(707,727)	—	(707,727)	—	(707,727)
Change in non-controlling interest	—	—	(24,900)	—	—	—	(24,900)	24,900	—
Net income (as restated)	—	—	—	—	—	7,565,047	7,565,047	—	7,565,047
Balances, December 31, 2021 (as restated)	14,451,355	14,450	43,900,157	31,643	(850,838)	(12,780,085)	30,283,684	25,000	30,308,684
Stock-based compensation expense			1,273,989				1,273,989	—	1,273,989
Issuance of restricted stock	65,618	66	(66)				—	—	—
Exercise of stock options	43,380	44	384,225				384,269	—	384,269
Purchases of treasury stock under employee stock plans				223	(5,804)		(5,804)	—	(5,804)
Net Income (as restated)						626,705	626,705	—	626,705
Balances, December 31, 2022 (as restated)	14,560,353	$14,560	$45,558,305	31,866	$(856,642)	$(12,153,380)	$32,562,843	$25,000	$32,587,843

See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net (loss) income	$626,705	$7,565,047
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,646,622	3,921,887
Net loss on disposition or impairment (non-cash portion)	410,215	125,237
Net franchise fees recognized upon termination of franchise agreements	(68,537)	(133,007)
Deferred income taxes	(441,353)	(1,778,157)
Stock based compensation expense	1,273,989	1,056,015
Changes in operating assets and liabilities:
Accounts receivable	(154,672)	(1,637,589)
Prepaid expenses and other current assets	183,406	(715,740)
Deferred franchise costs	(351,151)	(1,418,235)
Deposits and other assets	(189,184)	(148,516)
Accounts payable	818,265	(14,373)
Accrued expenses	(1,170,070)	886,738
Payroll liabilities	(1,875,807)	1,130,281
Upfront regional developer fees	(1,288,134)	(572,944)
Deferred revenue	2,889,139	4,162,209
Other liabilities	900,151	1,415,227
Net cash provided by operating activities	8,209,584	13,844,080

Cash flows from investing activities:
Acquisition of AZ clinics	(6,966,923)	(1,925,000)
Acquisition of NC clinics	(3,289,312)	(3,840,135)
Acquisition of CA clinics	(1,850,000)	—
Proceeds from sale of clinics	105,200	—
Purchase of property and equipment	(5,899,080)	(6,989,534)
Net cash used in investing activities	(17,900,115)	(12,754,669)

Cash flows from financing activities:
Payments of finance lease obligation	(49,855)	(80,322)
Purchases of treasury stock under employee stock plans	(5,804)	(707,727)
Proceeds from exercise of stock options	384,269	1,519,317
Repayment of debt under the Paycheck Protection Program	—	(2,727,970)
Net cash provided by (used in) financing activities	328,610	(1,996,702)

Decrease in cash	(9,361,921)	(907,291)
Cash, cash equivalents and restricted cash, beginning of period	19,912,338	20,819,629
Cash, cash equivalents and restricted cash, end of period	$10,550,417	$19,912,338

	December 31, 2022	December 31, 2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$9,745,066	$19,526,119
Restricted cash	805,351	386,219
	$10,550,417	$19,912,338

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

THE JOINT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1:     Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These financial statements represent the consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America (“GAAP”) requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses, other (expenses) income, and income taxes that are reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue, accounting for leases, and accounting for income taxes, see Note 3, "Revenue Disclosures", Note 10, "Income Taxes", and Note 11, "Commitments and Contingencies".
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
Upfront Regional Developer Rights Fees (as restated)
The Company has a regional developer program where regional developers are granted an exclusive geographical territory and commit to a minimum development obligation within that defined territory. Upon granting of the exclusive rights to develop a territory, a regional developer will pay an upfront fee to the Company. Upfront regional developer fees represent consideration received from a vendor to act as the Company’s agent within an exclusive territory. The upfront regional developer rights fee is accounted for as a reduction of cost of revenues, in franchise and regional development cost of revenues, to offset the respective future commissions paid to the regional developer. The fees are ratably recognized over the term of the related regional developer agreement.

Regional developers receive fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Initial fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur. This 3% fee is funded by the 7% royalties we collect from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, fees collected from the sale of the royalty stream is recognized as a decrease to franchise and regional developer cost of revenues over the remaining life of the respective franchise agreements.

Regional Developer Rights Contract Termination Costs (as restated)

From time to time, subject to the Company’s strategy, regional developer rights are reacquired by the Company, resulting in a termination of the contract. The termination costs to reacquire the regional developer rights are recognized at fair value, less any unrecognized upfront regional developer fee liability balance, as a general and administrative expense in the period in which the contract is terminated in accordance with the contract terms and are recorded within general and administrative expenses.
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
Income Taxes (as restated)
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
The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has identified $1.3 million and $1.3 million in uncertain tax positions as of December 31, 2022 and 2021, respectively. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.
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

	Year Ended December 31,
	2022	2021
	(As Restated)	(As Restated)
Net income	$626,705	$7,565,047

Weighted average common shares outstanding - basic	14,488,314	14,319,448
Effect of dilutive securities:
Unvested restricted stock and stock options	379,779	616,129
Weighted average common shares outstanding - diluted	14,868,093	14,935,577

Basic earnings per share	$0.04	$0.53
Diluted earnings per share	$0.04	$0.51
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
Recently Adopted Accounting Guidance and Accounting Pronouncements Not Yet Adopted
None.
Note 2: Restatement of Previously Issued Annual Consolidated Financial Statements for the Fiscal Years Ended December 31, 2022 and December 31, 2021
Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended December 31, 2022, included in the Form 10-K filed with the SEC on March 10, 2023, the following errors were identified:
–The Company has historically recorded the re-acquired Regional Developer Rights as an intangible asset and amortized the re-acquired Regional Developer Rights over the contractual terms under the RD Agreement remaining at the time of the re-acquisition. The Company has concluded that this treatment was incorrect in accordance with U.S. GAAP. The Company should not have capitalized the re-acquired Regional Developer Rights but instead should have recognized the full cost of the re-acquisition as an expense in the respective period.
–The Company has historically recorded the upfront fee paid by the regional developer as a deferred liability, which was then recognized ratably to revenue as the regional developer performed various service obligations. However, the Company concluded that the deferred liability should be ratably recognized against cost of revenue as an offset against future commissions instead of revenue.
–The Company has historically charged the VIEs a management fee for the benefit of the Company providing non-clinical administrative services needed by the professional corporation chiropractic practice. The economic compensation or profitability resulting from an intercompany transaction between two or more parties is based on each party’s relative contribution to the economic activity under analysis. The standalone professional corporations have not historically been profitable from an income tax perspective and are fully valuing their deferred tax assets and related attributes for ASC 740 purposes. The professional corporations' earned annual losses were not consistent with their function, risk, and asset profile for transfer pricing. As such, the Company has estimated transfer pricing adjustments which were computed based on assumed targets of profitability. The resulting operating profit, after incorporating estimated transfer pricing adjustments, were further used as a means for computing overall potential tax exposure and correlative benefit.
The Company assessed the impact of these errors on its previously issued financial statements and determined them to be quantitatively and qualitatively material to 2022 and 2021 based on its analysis of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. These errors have been corrected in the accompanying consolidated balance sheets as of December 31, 2022 and 2021 and the consolidated income statements, statements of changes in stockholders’ equity, and statements of cash flows for the years then ended.
The following table summarizes the effect of the errors on the Company’s consolidated balance sheet as of December 31, 2022:

	December 31, 2022		December 31, 2022
	As Previously Reported	Adjustments	As Restated
Intangible assets, net	$12,867,529	$(1,939,234)	$10,928,295
Deferred tax assets	8,441,713	3,486,439	11,928,152
Total assets	91,943,172	1,547,205	93,490,377
Current liabilities:
Deferred franchise and regional development fee revenue, current portion	2,955,851	(2,955,851)	—
Deferred franchise fee revenue, current portion	—	2,468,601	2,468,601
Upfront regional developer fees, current portion	—	487,250	487,250
Other current liabilities	499,250	98,044	597,294
Total current liabilities	23,118,973	98,044	23,217,017
Deferred franchise and regional development fee revenue, net of current portion	15,661,412	(15,661,412)	—
Deferred franchise fee revenue, net of current portion	—	14,161,134	14,161,134
Upfront regional developer fees, net of current portion	—	1,500,278	1,500,278
Other liabilities	27,230	1,260,649	1,287,879
Total liabilities	59,543,841	1,358,693	60,902,534
Accumulated deficit	(12,341,892)	188,512	(12,153,380)
Total The Joint Corp. stockholders' equity	32,374,331	188,512	32,562,843
Total equity	32,399,331	188,512	32,587,843
Total liabilities and stockholders' equity	91,943,172	1,547,205	93,490,377
The following table summarizes the effect of the errors on the Company’s consolidated income statement for the year ended December 31, 2022:

	Year Ended December 31, 2022		Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Restated
Revenues:
Regional developer fees	$659,099	$(659,099)	$—
Total revenues	101,911,409	(659,099)	101,252,310
Cost of revenues:
Franchise and regional developer cost of revenues	8,462,503	(659,099)	7,803,404
Total cost of revenues	9,830,162	(659,099)	9,171,063
Depreciation and amortization	7,643,980	(997,358)	6,646,622
General and administrative expenses	67,987,482	2,245,965	70,233,447
Total selling, general and administrative expenses	89,594,171	1,248,607	90,842,778
Income from operations	2,076,861	(1,248,607)	828,254
Income before income tax expense (benefit)	1,943,760	(1,248,607)	695,153
Income tax expense (benefit)	766,510	(698,062)	68,448
Net income	1,177,250	(550,545)	626,705
Earnings per share:
Basic earnings per share	$0.08	$(0.04)	$0.04
Diluted earnings per share	$0.08	$(0.04)	$0.04
The following table summarizes the effect of the errors on the Company’s consolidated statements of stockholders' equity as of December 31, 2022, December 31, 2021, and December 31, 2020:

	Accumulated Deficit	Total The Joint Corp. stockholder's equity	Total Equity
12/31/2020 (as previously reported)	(20,094,912)	21,126,152	21,126,252
Adjustment due to cumulative error correction	(250,220)	(250,220)	(250,220)
12/31/2020 (as restated)	(20,345,132)	20,875,932	20,876,032

12/31/2021 (as previously reported)	(13,519,142)	29,544,627	29,569,627
Adjustment due to cumulative error correction	739,057	739,057	739,057
12/31/2021 (as restated)	(12,780,085)	30,283,684	30,308,684

12/31/2022 (as previously reported)	(12,341,892)	32,374,331	32,399,331
Adjustment due to cumulative error correction	188,512	188,512	188,512
12/31/2022 (as restated)	(12,153,380)	32,562,843	32,587,843
The following table summarizes the effect of the errors on the Company’s consolidated statement of cash flows for the year ended December 31, 2022:

	Year Ended December 31, 2022		Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$1,177,250	(550,545)	$626,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,643,980	(997,358)	6,646,622
Deferred income taxes	746,921	(1,188,274)	(441,353)
Changes in operating assets and liabilities:
Upfront regional developer fees	—	(1,288,134)	(1,288,134)
Deferred revenue	2,230,041	659,098	2,889,139
Other liabilities	409,938	490,213	900,151
Net cash provided by operating activities	11,084,584	(2,875,000)	8,209,584
Cash flows from investing activities:
Reacquisition and termination of regional developer rights	(2,875,000)	2,875,000	—
Net cash used in investing activities	(20,775,115)	2,875,000	(17,900,115)
Decrease in cash	(9,361,921)	—	(9,361,921)
The following table summarizes the effect of the errors on the Company’s consolidated balance sheet as of December 31, 2021:

	December 31, 2021		December 31, 2021
	As Previously Reported	Adjustments	As Restated
Intangible assets, net	5,403,390	(690,627)	4,712,763
Deferred tax assets	9,188,634	2,298,165	11,486,799
Total assets	85,454,209	1,607,538	87,061,747
Current liabilities:
Deferred franchise and regional development fee revenue, current portion	3,191,892	(3,191,892)	—
Deferred franchise fee revenue, current portion	—	2,421,721	2,421,721
Upfront regional developer fees, current portion	—	770,171	770,171
Other current liabilities	539,500	—	539,500
Total current liabilities	21,438,399	—	21,438,399
Deferred franchise and regional development fee revenue, net of current portion	15,458,921	(15,458,921)	—
Deferred franchise fee revenue, net of current portion	—	12,953,430	12,953,430
Upfront regional developer fees, net of current portion	—	2,505,491	2,505,491
Other liabilities	27,230	868,481	895,711
Total liabilities	55,884,582	868,481	56,753,063
Accumulated deficit	(13,519,142)	739,057	(12,780,085)
Total The Joint Corp. stockholders' equity	29,544,627	739,057	30,283,684
Total equity	29,569,627	739,057	30,308,684
Total liabilities and stockholders' equity	85,454,209	1,607,538	87,061,747
The following table summarizes the effect of the errors on the Company’s consolidated income statement for the year ended December 31, 2021:

	Year Ended December 31, 2021		Year Ended December 31, 2021
	As Previously Reported	Adjustments	As Restated
Revenues:
Regional developer fees	848,640	(848,640)	—
Total revenues	80,859,653	(848,640)	80,011,013
Cost of revenues:
Franchise and regional developer cost of revenues	7,408,125	(848,639)	6,559,486
Total cost of revenues	8,513,777	(848,639)	7,665,138
Depreciation and amortization	6,088,947	(2,167,060)	3,921,887
General and administrative expenses	49,453,305	1,393,513	50,846,818
Total selling, general and administrative expenses	66,966,668	(773,547)	66,193,121
Income from operations	5,352,419	773,546	6,125,965
Income before income tax expense (benefit)	5,282,541	773,546	6,056,087
Income tax (benefit)	(1,293,229)	(215,731)	(1,508,960)
Net income	6,575,770	989,277	7,565,047

Earnings per share:
Basic earnings per share	$0.46	$0.07	$0.53
Diluted earnings per share	$0.44	$0.07	$0.51

The following table summarizes the effect of the errors on the Company’s consolidated statement of cash flows for the year ended December 31, 2021:

	Year Ended December 31, 2021		Year Ended December 31, 2021
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$6,575,770	989,277	$7,565,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,088,947	(2,167,060)	3,921,887
Deferred income taxes	(1,247,199)	(530,958)	(1,778,157)
Changes in operating assets and liabilities:
Upfront regional developer fees	—	(572,944)	(572,944)
Deferred revenue	3,624,944	537,265	4,162,209
Other liabilities	1,059,507	355,720	1,415,227
Net cash provided by operating activities	15,232,780	(1,388,700)	13,844,080

Cash flows from investing activities:
Reacquisition and termination of regional developer rights	(1,388,700)	1,388,700	—
Net cash used in investing activities	(14,143,369)	1,388,700	(12,754,669)
Decrease in cash	(907,291)	—	(907,291)

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
The following table shows the Company's revenues disaggregated according to the timing of transfer of services:

	December 31,
	2022	2021
	(As Restated)	(As Restated)
Revenue recognized at a point in time	$94,520,246	$73,968,060
Revenue recognized over time	$6,732,064	$6,042,953
Total Revenue	$101,252,310	$80,011,013
Rollforward of Contract Liabilities and Contract Costs
Changes in the Company's contract liability for deferred franchise fees during the years ended December 31, 2022 and 2021 were as follows:

Deferred Revenue short and long-term
(As Restated)
Balance at December 31, 2020	$12,655,508
Revenue recognized that was included in the contract liability at the beginning of the year	(2,619,098)
Net increase during the year ended December 31, 2021	5,338,741
Balance at December 31, 2021	$15,375,151
Revenue recognized that was included in the contract liability at the beginning of the year	(2,250,471)
Net increase during the year ended December 31, 2022	3,505,055
Balance at December 31, 2022	$16,629,735
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
The following table illustrates revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2022:

Amount
Contract liabilities expected to be recognized in	(As Restated)
2023	$2,468,601
2024	2,354,521
2025	2,208,462
2026	2,112,532
2027	2,033,031
Thereafter	5,452,588
Total	$16,629,735

Note 4:    Acquisitions
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

	Year Ended December 31,
(Restated)	2022	2021
Revenues, net	$107,022,047	$87,280,590
Net (loss) income	171,315	6,424,015

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
Note 5:    Property and Equipment
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
Note 7:    Intangible Assets and Goodwill
During 2022, the Company recognized $6.1 million, $1.7 million, and $0.9 million of reacquired franchise rights, customer relationships, and assembled workforce, respectively, from the acquisitions (reference Note 4). Intangible assets consisted of the following:

	December 31, 2022
	(As Restated)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$12,881,894	$4,755,286	$8,126,608
Customer relationships	4,330,365	2,352,500	1,977,865
Assembled workforce	959,837	136,015	823,822
	$18,172,096	$7,243,801	$10,928,295

	December 31, 2021
	(As Restated)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$6,795,865	$3,153,037	$3,642,828
Customer relationships	2,603,006	1,587,443	1,015,563
Assembled workforce	59,311	4,939	54,372
	$9,458,182	$4,745,419	$4,712,763
The following is the weighted average amortization period for the Company's intangible assets (as restated):

Amortization (Years)
Reacquired franchise rights	5.8
Customer relationships	2.6
Assembled workforce	2.0
All intangible assets	4.8
Restated amortization expense related to the Company’s intangible assets was $2,498,390 and $1,506,881 for the years ended December 31, 2022 and 2021, respectively.

Estimated amortization expense for 2023 and subsequent years is as follows (as restated):

2023	$3,643,736
2024	2,578,510
2025	1,542,251
2026	1,225,152
2027	670,120
Thereafter	1,268,526
Total	$10,928,295

The changes in the carrying amount of goodwill were as follows:

Corporate Clinic Segment
Balance as of December 31, 2021
Goodwill, gross	$5,140,197
Accumulated impairment losses	(54,994)
Goodwill, net	5,085,203
2022 acquisition	3,408,204
Balance as of December 31, 2022
Goodwill, gross	8,548,401
Accumulated impairment losses	(54,994)
Goodwill, net	$8,493,407
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

Note 10:    Income Taxes
Income tax expense (benefit) reported in the consolidated income statements is comprised of the following:

	December 31,
	2022	2021
	(As Restated)	(As Restated)
Current expense (benefit):
Federal	$377,281	$241,243
State, net of state tax credits	132,520	27,954
Total current expense (benefit)	509,801	269,197
Deferred expense (benefit):
Federal	(295,011)	(1,376,812)
State	(146,342)	(401,345)
Total deferred expense (benefit)	(441,353)	(1,778,157)
Total income tax expense (benefit)	$68,448	$(1,508,960)
The following are the components of the Company’s deferred tax assets (liabilities) for federal and state income taxes:

	December 31,
	2022	2021
	(As Restated)	(As Restated)
Deferred income tax assets:
Accrued expenses	$97,148	$938,916
Deferred revenue	5,338,821	4,546,130
Lease liability	6,582,122	5,839,233
Goodwill - component 2	72,033	53,946
Nonqualified stock options	339,075	255,921
Interest expense limitation	35,031	—
Net operating loss carryforwards	5,285,726	5,461,650
Tax credits	35,850	35,850
Intangibles	3,166,533	1,906,947
Total deferred income tax assets	20,952,339	19,038,593
Deferred income tax liabilities:
Lease right-of-use asset	(5,694,797)	(5,022,052)
Deferred franchise costs	(100,558)	(122,431)
Goodwill - component 1	(537,421)	(405,964)
Asset basis difference related to property and equipment	(2,545,455)	(1,902,389)
Restricted stock compensation	(145,956)	(98,958)
Total deferred income tax liabilities	(9,024,187)	(7,551,794)
Valuation allowance
Net deferred tax asset	$11,928,152	$11,486,799

Federal tax effected of these net operating losses were $4.5 million and $4.5 million as of December 31, 2022 and 2021, respectively. $11.1 million of the federal net operating loss is subject to a 20-year carryforward, with a portion beginning to expire in 2036. $10.5 million of the federal net operating loss has an indefinite carryforward period.

The Joint Corp., without its consolidated VIEs, has state tax effected net operating loss carryforwards of $0.7 million and $0.9 million as of December 31, 2022 and 2021, respectively. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating loss carryforwards are not utilized, they will begin to expire in 2025.

The Joint Corp. has research and development credits of $14,229 that will begin to expire in 2031 and $21,621 California AMT credits that do not expire.
The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income, compared to the income tax benefit in the consolidated income statements:

	For the Years Ended December 31,
	2022		2021
	(As Restated)		(As Restated)
	Amount	Percent	Amount	Percent
Expected federal tax expense (benefit)	$145,982	21.0%	$1,280,282	21.0%
State tax provision (benefit), net of federal benefit	41,660	6.0%	(332,169)	(5.5)%
Other permanent differences	15,458	2.2%	72,794	1.2%
Stock compensation	(91,454)	(13.2)%	(2,519,083)	(41.4)%
Change in tax rate	(64,756)	(9.3)%	—	—%
Other adjustments	21,558	3.1%	(10,784)	(0.2)%
Expense (Benefit)	$68,448	9.8%	$(1,508,960)	(24.9)%

Changes in the Company’s income tax expense (benefit) relate primarily to state taxes and stock-based compensation, as well as changes in pre-tax income during the year ended December 31, 2022, as compared to the year ended December 31, 2021. For the years ended December 31, 2022 and December 31, 2021, effective tax rates were 9.8% and (24.9)%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate was primarily due to state taxes, stock-based compensation, and other permanent differences.
For the years ended December 31, 2022 and December 31, 2021, the Company had gross uncertain tax positions of $1.3 million and $1.3 million, respectively.

	December 31,
	2022	2021
	(As Restated)	(As Restated)
Beginning balances	$1,314,351	$729,837
Increases related to tax positions taken during a prior year	—	—
Decreases related to tax positions taken during a prior year	—	—
Increases related to tax positions taken during a current year	—	584,514
Decreases related to settlements with taxing authorities	—	—
Decreases related to expiration of the statute of limitations	—	—
Ending balances	$1,314,351	$1,314,351
At December 31, 2022 and December 31, 2021, there were $19,433 and $19,433, respectively of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
Interest and penalties associated with tax positions for the years ended December 31, 2022 and December 31, 2021 were $0 and $40,491, respectively and are recorded in the period assessed as general and administrative expenses. Accrued interest and penalties was $143,584 for both the years ended December 31, 2022 and December 31, 2021 and recorded as other liabilities.
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
The tables below present financial information for the Company’s two operating business segments.

	Year Ended December 31,
	2022	2021
	(As Restated)	(As Restated)
Revenues:
Corporate clinics	$59,422,294	$44,348,234
Franchise operations	41,830,016	35,662,779
Total revenues	$101,252,310	$80,011,013

Depreciation and amortization:
Corporate clinics	$5,557,494	$3,279,603
Franchise operations	744,172	334,945
Corporate administration	344,956	307,339
Total depreciation and amortization	$6,646,622	$3,921,887

Segment operating income:
Corporate clinics	$110,257	$6,599,932
Franchise operations	17,340,402	15,353,621
Unallocated corporate	(16,622,405)	(15,827,588)
Total segment operating income	$828,254	$6,125,965

Reconciliation of total segment operating income to consolidated earnings before income taxes:
Total segment operating income	$828,254	$6,125,965
Other (expense), net	(133,101)	(69,878)
Income before income tax expense (benefit)	$695,153	$6,056,087

	December 31, 2022	December 31, 2021
	(As Restated)	(As Restated)
Segment assets:
Corporate clinics	$56,008,234	$40,032,271
Franchise operations	12,360,878	12,593,912
Total segment assets	$68,369,112	$52,626,183

Unallocated cash and cash equivalents and restricted cash	$10,550,417	$19,912,338
Unallocated property and equipment	915,216	857,176
Other unallocated assets	13,655,632	13,666,050
Total assets	$93,490,377	$87,061,747
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

Note 14: Quarterly Financial Data (Unaudited and Restated)

The Company is providing restated quarterly and year-to-date unaudited consolidated financial information for interim periods occurring within the years ended December 31, 2022 and December 31, 2021. See Note 2, Restatement of Previously Issued Consolidated Financial Statements for further background concerning the events preceding the restatement of financial information in this Comprehensive Form 10-K/A.

The Company assessed the impact of these errors on its previously issued interim financial statements and determined them to be quantitatively and qualitatively material to interim periods for 2022 and 2021 based on its analysis of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. The impact of these errors is summarized in the tables that follow.
The following table summarizes the effect of the errors on the Company’s consolidated balance sheets as of March 31, 2022, June 30, 2022, and September 30, 2022:

	As Previously Reported			Adjustments			As Restated
	March 31, 2022	June 30, 2022	September 30, 2022	March 31, 2022	June 30, 2022	September 30, 2022	March 31, 2022	June 30, 2022	September 30, 2022
Intangible assets, net	$4,829,941	$9,114,701	$10,162,506	$(552,911)	$(2,356,584)	$(2,124,740)	$4,277,030	$6,758,117	$8,037,766
Deferred tax assets	9,205,410	9,116,248	9,115,231	2,493,018	3,202,634	3,333,327	11,698,428	12,318,882	12,448,558
Total assets	85,062,449	86,235,794	88,291,398	1,940,107	846,050	1,208,587	87,002,556	87,081,844	89,499,985
Current liabilities:
Deferred franchise and regional development fee revenue, current portion	3,130,856	2,981,534	2,974,993	(3,130,856)	(2,981,534)	(2,974,993)	—	—	—
Deferred franchise fee revenue, current portion	—	—	—	2,408,266	2,393,993	2,410,951	2,408,266	2,393,993	2,410,951
Upfront regional developer fees, current portion	—	—	—	722,590	587,541	564,042	722,590	587,541	564,042
Other current liabilities	541,250	558,250	522,500	24,511	49,022	73,533	565,761	607,272	596,033
Total current liabilities	20,624,047	20,238,810	21,637,706	24,511	49,022	73,533	20,648,558	20,287,832	21,711,239
Deferred franchise and regional development fee revenue, net of current portion	15,410,136	15,447,554	15,604,180	(15,410,136)	(15,447,554)	(15,604,180)	—	—	—
Deferred franchise fee revenue, net of current portion	—	—	—	13,154,047	13,584,091	13,870,401	13,154,047	13,584,091	13,870,401
Upfront regional developer fees, net of current portion	—	—	—	2,256,089	1,863,463	1,733,779	2,256,089	1,863,463	1,733,779
Other liabilities	27,230	27,230	27,230	966,523	1,064,565	1,162,607	993,753	1,091,795	1,189,837
Total liabilities	55,328,037	55,752,399	56,765,925	991,034	1,113,587	1,236,140	56,319,071	56,865,986	58,002,065
Accumulated deficit	(13,724,938)	(13,380,196)	(12,889,083)	949,073	(267,537)	(27,553)	(12,775,865)	(13,647,733)	(12,916,636)
Total The Joint Corp. stockholders' equity	29,709,412	30,458,395	31,500,473	949,073	(267,537)	(27,553)	30,658,485	30,190,858	31,472,920
Total equity	29,734,412	30,483,395	31,525,473	949,073	(267,537)	(27,553)	30,683,485	30,215,858	31,497,920
Total liabilities and stockholders' equity	85,062,449	86,235,794	88,291,398	1,940,107	846,050	1,208,587	87,002,556	87,081,844	89,499,985
The following table summarizes the effect of the errors on the Company’s consolidated income statements for the three-month periods ended March 31, 2022 (Q1), June 30, 2022 (Q2), and September 30, 2022 (Q3):

	As Previously Reported			Adjustments			As Restated
	Q1'22	Q2'22	Q3'22	Q1'22	Q2'22	Q3'22	Q1'22	Q2'22	Q3'22
Revenues:
Regional developer fees	$201,787	$169,953	$153,181	$(201,787)	$(169,953)	$(153,181)	$—	$—	$—
Total revenues	22,438,538	25,057,318	26,603,000	(201,787)	(169,953)	(153,181)	22,236,751	24,887,365	26,449,819
Cost of revenues:
Franchise and regional developer cost of revenues	2,002,813	2,074,889	2,141,945	(201,787)	(169,953)	(153,181)	1,801,026	1,904,936	1,988,764
Total cost of revenues	2,312,771	2,427,045	2,490,276	(201,787)	(169,953)	(153,181)	2,110,984	2,257,092	2,337,095
Depreciation and amortization	1,629,176	1,700,476	2,011,768	(292,520)	(238,606)	(231,844)	1,336,656	1,461,870	1,779,924
General and administrative expenses	15,378,623	16,528,022	17,796,806	154,803	2,042,279	—	15,533,426	18,570,301	17,796,806
Total selling, general and administrative expenses	20,295,287	22,068,222	23,347,861	(137,717)	1,803,673	(231,844)	20,157,570	23,871,895	23,116,017
Income from operations	(176,426)	473,207	500,472	137,717	(1,803,673)	231,844	(38,709)	(1,330,466)	732,316
Income before income tax expense (benefit)	(192,573)	453,921	475,237	137,717	(1,803,673)	231,844	(54,856)	(1,349,752)	707,081
Income tax expense (benefit)	13,224	109,179	(15,876)	(72,300)	(587,064)	(8,139)	(59,076)	(477,885)	(24,015)
Net income (loss)	(205,797)	344,742	491,113	210,017	(1,216,609)	239,983	4,220	(871,867)	731,096
Earnings per share:
Basic earnings (loss) per share	$(0.01)	$0.02	$0.03	$0.01	$(0.08)	$0.02	$—	$(0.06)	$0.05
Diluted earnings (loss) per share	$(0.01)	$0.02	$0.03	$0.01	$(0.08)	$0.02	$—	$(0.06)	$0.05
The following table summarizes the effect of the errors on the Company’s consolidated income statements for the six-month period ended June 30, 2022 and the nine-month period ended September 30, 2022:

	As Previously Reported		Adjustments		As Restated
	Six Months Ended June 30, 2022	Nine Months Ended September 30, 2022	Six Months Ended June 30, 2022	Nine Months Ended September 30, 2022	Six Months Ended June 30, 2022	Nine Months Ended September 30, 2022
Revenues:
Regional developer fees	$371,740	$524,923	$(371,740)	$(524,923)	$—	$—
Total revenues	47,495,856	74,098,856	(371,740)	(524,923)	47,124,116	73,573,933
Cost of revenues:
Franchise and regional developer cost of revenues	4,077,701	6,219,646	(371,740)	(524,923)	3,705,961	5,694,723
Total cost of revenues	4,739,816	7,230,092	(371,740)	(524,923)	4,368,076	6,705,169
Depreciation and amortization	3,329,653	5,341,420	(531,126)	(762,970)	2,798,527	4,578,450
General and administrative expenses	31,906,644	49,703,451	2,197,082	2,197,082	34,103,726	51,900,533
Total selling, general and administrative expenses	42,363,509	65,711,371	1,665,956	1,434,112	44,029,465	67,145,483
Income from operations	296,782	797,253	(1,665,956)	(1,434,112)	(1,369,174)	(636,859)
Income before income tax expense (benefit)	261,348	736,585	(1,665,956)	(1,434,112)	(1,404,608)	(697,527)
Income tax expense (benefit)	122,403	106,527	(659,363)	(667,503)	(536,960)	(560,976)
Net income (loss)	138,945	630,058	(1,006,593)	(766,609)	(867,648)	(136,551)
Earnings per share:
Basic earnings (loss) per share	$0.01	$0.04	$(0.07)	$(0.05)	$(0.06)	$(0.01)
Diluted earnings (loss) per share	$0.01	$0.04	$(0.07)	$(0.05)	$(0.06)	$(0.01)

The following table summarizes the effect of the errors on the Company’s consolidated statements of stockholders' equity for the first through third fiscal quarters of 2022:

	Accumulated Deficit	Total The Joint Corp. stockholder's equity	Total Equity
Balances, December 31, 2021 (as previously reported)	$(13,519,142)	$29,544,627	$29,569,627
Adjustment due to cumulative error correction	739,057	739,057	739,057
12/31/2021 (as restated)	$(12,780,085)	$30,283,684	$30,308,684

Balances, March 31, 2022 (as previously reported)	$(13,724,938)	$29,709,412	$29,734,412
Adjustment due to cumulative error correction	949,073	949,073	949,073
Balances, March 31, 2022 (as restated)	$(12,775,865)	$30,658,485	$30,683,485

Balances, June 30, 2022 (as previously reported)	$(13,380,196)	$30,458,395	$30,483,395
Adjustment due to cumulative error correction	(267,537)	(267,537)	(267,537)
Balances, June 30, 2022 (as restated)	$(13,647,733)	$30,190,858	$30,215,858

Balances, September 30, 2022 (as previously reported)	$(12,889,083)	$31,500,473	$31,525,473
Adjustment due to cumulative error correction	(27,553)	(27,553)	(27,553)
Balances, September 30, 2022 (as restated)	$(12,916,636)	$31,472,920	$31,497,920
The following table summarizes the effect of the errors on the Company’s consolidated statements of cash flows for the three-month period ended March 31, 2022, the six-month period ended June 30, 2022, and the nine-month period ended September 30, 2022:

	As Previously Reported			Adjustments			As Restated
	Three Months Ended March, 31, 2022	Six Months Ended June 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended March, 31, 2022	Six Months Ended June 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended March, 31, 2022	Six Months Ended June 30, 2022	Nine Months Ended September 30, 2022
Cash flows from operating activities:
Net income (loss)	$(205,797)	$138,945	$630,058	210,017	(1,006,593)	(766,609)	$4,220	$(867,648)	$(136,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,629,176	3,329,653	5,341,420	(292,520)	(531,126)	(762,970)	1,336,656	2,798,527	4,578,450
Deferred income taxes	(16,776)	72,386	73,403	(194,853)	(904,469)	(1,035,162)	(211,629)	(832,083)	(961,759)
Changes in operating assets and liabilities:
Upfront regional developer fees	—	—	—	(296,983)	(824,658)	(977,841)	(296,983)	(824,658)	(977,841)
Deferred revenue	296,487	492,473	636,470	201,786	371,740	524,923	498,273	864,213	1,161,393
Other liabilities	280,162	404,329	360,790	122,553	245,106	367,659	402,715	649,435	728,449
Net cash provided by (used in) operating activities	447,878	1,465,160	5,682,415	(250,000)	(2,650,000)	(2,650,000)	197,878	(1,184,840)	3,032,415
Cash flows from investing activities:
Reacquisition and termination of regional developer rights	(250,000)	(2,650,000)	(2,650,000)	250,000	2,650,000	2,650,000	—	—	—
Net cash used in investing activities	(1,539,943)	(11,414,961)	(14,938,929)	250,000	2,650,000	2,650,000	(1,289,943)	(8,764,961)	(12,288,929)
Decrease in cash	(1,066,427)	(9,876,748)	(8,944,196)	—	—	—	(1,066,427)	(9,876,748)	(8,944,196)

The following table summarizes the effect of the errors on the Company’s consolidated balance sheets as of March 31, 2021, June 30, 2021, and September 30, 2021:

	As Previously Reported			Adjustments			As Restated
	March 31, 2021	June 30, 2021	September 30, 2021	March 31, 2021	June 30, 2021	September 30, 2021	March 31, 2021	June 30, 2021	September 30, 2021
Intangible assets, net	$3,444,538	$6,176,429	$5,280,024	$(2,315,922)	$(1,774,158)	$(1,232,393)	$1,128,616	$4,402,271	$4,047,631
Deferred tax assets	8,360,245	9,322,066	9,850,676	2,092,559	2,040,446	1,894,666	10,452,804	11,362,512	11,745,342
Total assets	67,054,083	78,211,226	81,044,983	(223,364)	266,288	662,273	66,830,719	78,477,514	81,707,256
Current liabilities:
Deferred franchise and regional development fee revenue, current portion	3,045,868	3,162,710	3,198,750	(3,045,868)	(3,162,710)	(3,198,750)	—	—	—
Deferred franchise fee revenue, current portion	—	—	—	2,229,101	2,347,990	2,405,300	2,229,101	2,347,990	2,405,300
Upfront regional developer fees, current portion	—	—	—	816,767	814,720	793,450	816,767	814,720	793,450
Other current liabilities	707,763	551,035	404,901	—	—	—	707,763	551,035	404,901
Total current liabilities	17,414,714	21,778,714	20,934,744	—	—	—	17,414,714	21,778,714	20,934,744
Deferred franchise and regional development fee revenue, net of current portion	13,560,449	14,708,216	15,349,878	(13,560,449)	(14,708,216)	(15,349,878)	—	—	—
Deferred franchise fee revenue, net of current portion	—	—	—	10,672,244	11,887,275	12,671,068	10,672,244	11,887,275	12,671,068
Upfront regional developer fees, net of current portion	—	—	—	2,888,205	2,820,941	2,678,810	2,888,205	2,820,941	2,678,810
Other liabilities	27,230	27,230	27,231	601,690	690,621	779,551	628,920	717,851	806,782
Total liabilities	43,364,021	50,911,850	51,383,166	601,690	690,621	779,551	43,965,711	51,602,471	52,162,717
Accumulated deficit	(17,780,218)	(15,096,255)	(13,184,061)	(825,054)	(424,333)	(117,278)	(18,605,272)	(15,520,588)	(13,301,339)
Total The Joint Corp. stockholders' equity	23,689,962	27,299,276	29,636,817	(825,054)	(424,333)	(117,278)	22,864,908	26,874,943	29,519,539
Total equity	23,690,062	27,299,376	29,661,817	(825,054)	(424,333)	(117,278)	22,865,008	26,875,043	29,544,539
Total liabilities and stockholders' equity	67,054,083	78,211,226	81,044,983	(223,364)	266,288	662,273	66,830,719	78,477,514	81,707,256
The following table summarizes the effect of the errors on the Company’s consolidated income statements for the three-month periods ended March 31, 2021, June 30, 2021, and September 30, 2021:

	As Previously Reported			Adjustments			As Restated
	Q1'21	Q2'21	Q3'21	Q1'21	Q2'21	Q3'21	Q1'21	Q2'21	Q3'21
Revenues:
Regional developer fees	$217,956	$214,434	$209,651	$(217,956)	$(214,434)	$(209,651)	$—	$—	$—
Total revenues	17,547,965	20,218,798	20,991,621	(217,956)	(214,434)	(209,651)	17,330,009	20,004,364	20,781,970
Cost of revenues:
Franchise and regional developer cost of revenues	1,624,572	1,786,833	1,907,874	(217,956)	(214,434)	(209,651)	1,406,616	1,572,399	1,698,223
Total cost of revenues	1,765,317	2,038,538	2,300,122	(217,956)	(214,434)	(209,651)	1,547,361	1,824,104	2,090,471
Depreciation and amortization	1,169,866	1,443,018	1,662,255	(541,765)	(541,765)	(541,764)	628,101	901,253	1,120,491
General and administrative expenses	10,087,060	11,614,444	12,812,331	1,363,144	10,123	10,123	11,450,204	11,624,567	12,822,454
Total selling, general and administrative expenses	13,746,205	16,190,177	17,356,161	821,379	(531,642)	(531,641)	14,567,584	15,658,535	16,824,520
Income from operations	1,971,676	2,034,343	1,338,878	(821,379)	531,642	531,641	1,150,297	2,565,985	1,870,519
Income before income tax expense (benefit)	1,950,139	2,017,970	1,322,739	(821,379)	531,642	531,641	1,128,760	2,549,612	1,854,380
Income tax expense (benefit)	(364,148)	(665,992)	(614,356)	(246,546)	130,920	224,587	(610,694)	(535,072)	(389,769)
Net income	2,314,287	2,683,962	1,937,095	(574,833)	400,722	307,054	1,739,454	3,084,684	2,244,149
Earnings per share:
Basic earnings per share	$0.16	$0.19	$0.13	$(0.04)	$0.03	$0.03	$0.12	$0.22	$0.16
Diluted earnings per share	$0.16	$0.18	$0.13	$(0.04)	$0.03	$0.02	$0.12	$0.21	$0.15
The following table summarizes the effect of the errors on the Company’s consolidated income statements for the six-month period ended June 30, 2021 and the nine-month period ended September 30, 2021:

	As Previously Reported		Adjustments		As Restated
	Six Months Ended June 30, 2021	Nine Months Ended September 30, 2021	Six Months Ended June 30, 2021	Nine Months Ended September 30, 2021	Six Months Ended June 30, 2021	Nine Months Ended September 30, 2021
Revenues:
Regional developer fees	$432,390	$642,041	$(432,390)	$(642,041)	$—	$—
Total revenues	37,766,762	58,758,383	(432,390)	(642,041)	37,334,372	58,116,342
Cost of revenues:
Franchise and regional developer cost of revenues	3,411,404	5,319,278	(432,390)	(642,041)	2,979,014	4,677,237
Total cost of revenues	3,803,854	6,103,976	(432,390)	(642,041)	3,371,464	5,461,935
Depreciation and amortization	2,612,884	4,275,140	(1,083,530)	(1,625,295)	1,529,354	2,649,845
General and administrative expenses	21,701,047	34,513,378	1,373,267	1,383,389	23,074,314	35,896,767
Total selling, general and administrative expenses	29,935,974	47,292,135	289,737	(241,906)	30,225,711	47,050,229
Income from operations	4,006,426	5,345,305	(289,737)	241,906	3,716,689	5,587,211
Income before income tax expense (benefit)	3,968,517	5,291,255	(289,737)	241,906	3,678,780	5,533,161
Income tax expense (benefit)	(1,030,140)	(1,644,496)	(115,626)	108,961	(1,145,766)	(1,535,535)
Net income	4,998,657	6,935,751	(174,111)	132,945	4,824,546	7,068,696
Earnings per share:
Basic earnings per share	$0.35	$0.49	$(0.01)	$—	$0.34	$0.49
Diluted earnings per share	$0.34	$0.46	$(0.02)	$0.01	$0.32	$0.47

The following table summarizes the effect of the errors on the Company’s consolidated statements of stockholders' equity for the first through third fiscal quarters of 2021:

	Accumulated Deficit	Total The Joint Corp. stockholder's equity	Total Equity
Balances, December 31, 2020 (as previously reported)	$(20,094,912)	$21,126,152	$21,126,252
Adjustment due to cumulative error correction	(250,220)	(250,220)	(250,220)
Balances, December 31, 2020 (as restated)	$(20,345,132)	$20,875,932	$20,876,032

Balances, March 31, 2021 (as previously reported)	$(17,780,218)	$23,689,962	$23,690,062
Adjustment due to cumulative error correction	(825,054)	(825,054)	(825,054)
Balances, March 31, 2021 (as restated)	$(18,605,272)	$22,864,908	$22,865,008

Balances, June 30, 2021 (as previously reported)	$(15,096,255)	$27,299,276	$27,299,376
Adjustment due to cumulative error correction	(424,333)	(424,333)	(424,333)
Balances, June 30, 2021 (as restated)	$(15,520,588)	$26,874,943	$26,875,043

Balances, September 30, 2021 (as previously reported)	$(13,184,061)	$29,636,817	$29,661,817
Adjustment due to cumulative error correction	(117,278)	(117,278)	(117,278)
Balances, September 30, 2021 (as restated)	$(13,301,339)	$29,519,539	$29,544,539
The following table summarizes the effect of the errors on the Company’s consolidated statements of cash flows for the three-month period ended March 31, 2021, the six-month period ended June 30, 2021, and the nine-month period ended September 30, 2021:

	As Previously Reported			Adjustments			As Restated
	Three Months Ended March, 31, 2021	Six Months Ended June 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended March, 31, 2021	Six Months Ended June 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended March, 31, 2021	Six Months Ended June 30, 2021	Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net income	$2,314,287	$4,998,657	$6,935,751	$(574,833)	$(174,111)	$132,945	$1,739,454	$4,824,546	$7,068,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,169,866	2,612,884	4,275,140	(541,765)	(1,083,530)	(1,625,295)	628,101	1,529,354	2,649,845
Deferred income taxes	(418,810)	(1,380,631)	(1,909,241)	(325,352)	(273,239)	(127,459)	(744,162)	(1,653,870)	(2,036,700)
Changes in operating assets and liabilities:
Upfront regional developer fees	—	—	—	(143,634)	(212,945)	(376,346)	(143,634)	(212,945)	(376,346)
Deferred revenue	329,383	1,757,294	2,410,202	107,955	177,266	340,666	437,338	1,934,560	2,750,868
Other liabilities	235,116	565,779	852,924	88,929	177,859	266,789	324,045	743,638	1,119,713
Net cash provided by operating activities	2,271,448	9,014,529	12,451,587	(1,388,700)	(1,388,700)	(1,388,700)	882,748	7,625,829	11,062,887
Cash flows from investing activities:
Reacquisition and termination of regional developer rights	(1,388,700)	(1,388,700)	(1,388,700)	1,388,700	1,388,700	1,388,700	—	—	—
Net cash used in investing activities	(2,340,341)	(8,877,659)	(11,264,585)	1,388,700	1,388,700	1,388,700	(951,641)	(7,488,959)	(9,875,885)
Decrease in cash	(2,812,479)	(1,985,284)	(827,347)	—	—	—	(2,812,479)	(1,985,284)	(827,347)

Note 15: Subsequent Events

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework (2013 Framework). Based on this assessment, Management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the fact that material weaknesses exist at December 31, 2022, as discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in internal controls related to (i) the accounting treatment in significant complex areas and (ii) the identification of uncertain tax positions. We did not design and maintain effective controls over the accounting of complex areas, including accounting for revenue recognition and asset acquisition transactions and we did not design and maintain effective controls over the identification of uncertain tax positions.

Following identification of the material weaknesses and prior to filing this Amendment, we completed substantive procedures for the year ended December 31, 2022. Based on these procedures, management believes that our consolidated financial statements included in this Amendment have been prepared in accordance with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements and other financial information included in this Amendment fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Amendment. BDO, USA, P.C. has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Amendment.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include modifying internal controls to address completeness of documentation on uncertain tax positions, revenue and acquisition related transactions over adoptions of the appropriate respective accounting standards, specifically through the utilization of subject matter experts to review conclusions over complex accounting policies. While we expect that our remediation actions over the design of our affected controls for the material weaknesses will be completed during fiscal 2023, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

During 2022, management implemented our previously disclosed remediation plan that included: (i) enhancing the annual risk assessment, (ii) implementing new internal controls, (iii) removing administrative access to the financial reporting and accounting system for all accounting personnel, and (iv) modifying internal controls to address completeness of documentations on revenue recognition and adoptions of the revenue and the lease accounting standards. As a result of the errors identified subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended December 31, 2022, included in the Form 10-K filed with the SEC on March 10, 2023, the remediation plan implemented for the accounting related to significant complex accounting areas remains unremediated and management plans to enhance the design of the affected controls surrounding these complex accounting areas.

During the fourth quarter of 2022, we completed our testing of the operating effectiveness of the implemented controls and found all implemented controls except those related to complex accounting areas to be effective. As a result, we have concluded that one of the material weaknesses identified and reported in our Form 10-K for the year ended December 31, 2021 remains unremediated as of December 31, 2022.

Changes in Internal Controls over Financial Reporting
Other than the material weaknesses described above and changes in connection with our implementation of the remediation plan discussed above for the material weaknesses as of December 31, 2021, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(1)Financial Statements. The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K/A are filed as a part of this Annual Report.
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
		10-Q	001-36724	10.1	8/5/2022
21	List of subsidiaries of The Joint Corp.	S-1	333-198860	21.1	9/19/2014
23.1	Consent of BDO USA, P.C.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
# Management contract or compensatory plan or arrangement
** Furnished, not filed
___________________
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 26, 2023.

The Joint Corp.

By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter D. Holt and Jake Singleton, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter D. Holt	President, Chief Executive Officer and Director	September 26, 2023
Peter D. Holt	(Principal Executive Officer) and Director

/s/ Jake Singleton	Chief Financial Officer	September 26, 2023
Jake Singleton	(Principal Financial Officer)

/s/ Matthew E. Rubel	Lead Director	September 26, 2023
Matthew E. Rubel

/s/ Ronald V. DaVella	Director	September 26, 2023
Ronald V. DaVella

/s/ Suzanne M. Decker	Director	September 26, 2023
Suzanne M. Decker

/s/ Abe Hong	Director	September 26, 2023
Abe Hong

/s/ Glenn J. Krevlin	Director	September 26, 2023
Glenn J. Krevlin