Form 10-Q
period 2023-06-30
JOINT Corp
filed 2023-09-26
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of September 11, 2023, the registrant had 14,754,553 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)	(as restated)
Current assets:
Cash and cash equivalents	$13,602,515	$9,745,066
Restricted cash	848,831	805,351
Accounts receivable, net	3,534,828	3,911,272
Deferred franchise and regional development costs, current portion	1,058,704	1,054,060
Prepaid expenses and other current assets	3,306,964	2,098,359
Assets held for sale	215,722	—
Total current assets	22,567,564	17,614,108
Property and equipment, net	17,627,933	17,475,152
Operating lease right-of-use asset	22,641,632	20,587,199
Deferred franchise and regional development costs, net of current portion	5,605,760	5,707,678
Intangible assets, net	10,050,360	10,928,295
Goodwill	8,493,407	8,493,407
Deferred tax assets	11,450,998	11,928,152
Deposits and other assets	768,943	756,386
Total assets	$99,206,597	$93,490,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,576,085	$2,966,589
Accrued expenses	2,342,744	1,069,610
Co-op funds liability	848,832	805,351
Payroll liabilities ($0.6 million and $0.6 million attributable to VIE)	2,845,800	2,030,510
Operating lease liability, current portion	5,880,954	5,295,830
Finance lease liability, current portion	24,956	24,433
Deferred franchise fee revenue, current portion	2,503,294	2,468,601
Deferred revenue from company clinics ($5.0 million and $4.7 million attributable to VIE)	7,689,448	7,471,549
Upfront Regional Developer Fees, current portion	406,965	487,250
Other current liabilities	693,427	597,294
Liabilities to be disposed of	155,622	—
Total current liabilities	24,968,127	23,217,017
Operating lease liability, net of current portion	20,029,654	18,672,719
Finance lease liability, net of current portion	50,896	63,507
Debt under the Credit Agreement	2,000,000	2,000,000
Deferred franchise revenue, net of current portion	14,210,441	14,161,134
Upfront Regional Developer Fees, net of current portion	1,183,106	1,500,278
Other liabilities	1,287,879	1,287,879
Total liabilities	63,730,103	60,902,534
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,772,520 shares issued and 14,740,485 shares outstanding as of June 30, 2023 and 14,560,353 shares issued and 14,528,487 outstanding as of December 31, 2022	14,772	14,560
Additional paid-in capital	46,443,706	45,558,305
Treasury stock 32,035 shares as of June 30, 2023 and 31,866 shares as of December 31, 2022, at cost	(859,279)	(856,642)
Accumulated deficit	(10,147,705)	(12,153,380)
Total The Joint Corp. stockholders' equity	35,451,494	32,562,843
Non-controlling Interest	25,000	25,000
Total equity	35,476,494	32,587,843
Total liabilities and stockholders' equity	$99,206,597	$93,490,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(as restated)		(as restated)
Revenues:
Revenues from company-owned or managed clinics	$17,802,838	$14,492,972	$34,930,795	$27,099,971
Royalty fees	7,172,159	6,411,214	14,038,182	12,420,146
Franchise fees	671,368	686,886	1,425,794	1,327,851
Advertising fund revenue	2,041,050	1,825,757	3,993,455	3,536,474
Software fees	1,234,812	1,099,981	2,444,817	2,056,979
Regional developer fees	—	—	—	—
Other revenues	384,957	370,555	774,962	682,695
Total revenues	29,307,184	24,887,365	57,608,005	47,124,116
Cost of revenues:
Franchise and regional development cost of revenues	2,236,442	1,904,936	4,377,277	3,705,961
IT cost of revenues	359,070	352,156	692,920	662,115
Total cost of revenues	2,595,512	2,257,092	5,070,197	4,368,076
Selling and marketing expenses	4,707,818	3,839,724	8,868,062	7,127,212
Depreciation and amortization	2,329,267	1,461,870	4,544,322	2,798,527
General and administrative expenses	19,904,796	18,570,301	39,943,272	34,103,726
Total selling, general and administrative expenses	26,941,881	23,871,895	53,355,656	44,029,465
Net loss on disposition or impairment	144,345	88,844	209,815	95,749
Loss from operations	(374,554)	(1,330,466)	(1,027,663)	(1,369,174)
Other income (expense), net	(106,520)	(19,286)	3,714,642	(35,434)
(Loss) income before income tax expense	(481,074)	(1,349,752)	2,686,979	(1,404,608)
Income tax (benefit) expense	(160,585)	(477,884)	681,304	(536,960)
Net (loss) income	$(320,489)	$(871,868)	$2,005,675	$(867,648)
Earnings per share:
Basic earnings per share	$(0.02)	$(0.06)	$0.14	$(0.06)
Diluted earnings per share	$(0.02)	$(0.06)	$0.13	$(0.06)
Basic weighted average shares	14,684,035	14,475,825	14,625,435	14,454,738
Diluted weighted average shares	14,952,363	14,842,816	14,907,593	14,887,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2022, as restated	14,560,353	$14,560	$45,558,305	31,866	$(856,642)	$(12,153,380)	$32,562,843	$25,000	$32,587,843
Stock-based compensation expense	—	—	266,210	—	—	—	266,210	—	266,210
Issuance of restricted stock	95,386	95	(95)	—	—	—	—	—	—
Exercise of stock options	15,621	16	138,441	—	—	—	138,457	—	138,457
Purchases of treasury stock under employee stock plans	—	—	—	169	(2,637)	—	(2,637)	—	(2,637)
Net income	—	—	—	—	—	2,326,164	2,326,164	—	2,326,164
Balances, March 31, 2023 as revised (unaudited)	14,671,360	$14,671	$45,962,861	32,035	$(859,279)	$(9,827,216)	$35,291,037	$25,000	$35,316,037
Stock-based compensation expense	—	—	417,017	—	—	—	417,017	—	417,017
Issuance of restricted stock	91,158	91	(91)	—	—	—	—	—	—
Exercise of stock options	10,002	10	63,919	—	—	—	63,929	—	63,929
Net loss	—	—	—	—	—	(320,489)	(320,489)	—	(320,489)
Balances, June 30, 2023 (unaudited)	14,772,520	$14,772	$46,443,706	32,035	$(859,279)	$(10,147,705)	$35,451,494	$25,000	$35,476,494

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total
						(as restated)	(as restated)		(as restated)
Balances, December 31, 2021, as restated	14,451,355	$14,450	$43,900,157	31,643	$(850,838)	$(12,780,085)	$30,283,684	$25,000	$30,308,684
Stock-based compensation expense	—	—	323,556	—	—	—	323,556	—	323,556
Issuance of restricted stock	36,722	37	(37)	—	—	—	—	—	—
Exercise of stock options	4,972	5	49,618	—	—	—	49,623	—	49,623
Purchases of treasury stock under employee stock plans	—	—	—	74	(2,598)	—	(2,598)	—	(2,598)
Net loss	—	—	—	—	—	4,220	4,220	—	4,220
Balances, March 31, 2022, (unaudited)	14,493,049	$14,492	$44,273,294	31,717	$(853,436)	$(12,775,865)	$30,658,485	$25,000	$30,683,485
Stock-based compensation expense	—	—	340,191	—	—	—	340,191	—	340,191
Issuance of restricted stock	28,758	29	(29)	—	—	—	—	—	—
Exercise of stock options	4,610	5	64,045	—	—	—	64,050	—	64,050
Net loss	—	—	—	—	—	(871,868)	(871,868)	—	(871,868)
Balances, June 30, 2022, as restated(unaudited)	14,526,417	$14,526	$44,677,501	31,717	$(853,436)	$(13,647,733)	$30,190,858	$25,000	$30,215,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
		(as restated)
Cash flows from operating activities:
Net income (loss)	$2,005,675	$(867,648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,544,322	2,798,527
Net loss on disposition or impairment	209,815	95,749
Net franchise fees recognized upon termination of franchise agreements	(20,050)	(15,218)
Deferred income taxes	477,154	(832,083)
Stock based compensation expense	683,227	663,747
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	376,444	140,324
Prepaid expenses and other current assets	(1,208,605)	(267,159)
Deferred franchise costs	51,268	(193,784)
Deposits and other assets	(12,557)	(132,379)
Accounts payable	(1,440,375)	(397,040)
Accrued expenses	1,104,369	(823,079)
Payroll liabilities	815,290	(2,043,788)
Deferred revenue	245,363	864,213
Upfront regional developer fees	(397,457)	(824,658)
Other liabilities	59,259	649,436
Net cash provided by operating activities	7,493,142	(1,184,840)

Cash flows from investing activities:
Acquisition of AZ clinics	—	(5,600,000)
Acquisition of CA clinics	(1,050,000)	—
Purchase of property and equipment	(2,729,875)	(3,164,961)
Net cash used in investing activities	(3,779,875)	(8,764,961)

Cash flows from financing activities:
Payments of finance lease obligation	(12,087)	(38,022)
Purchases of treasury stock under employee stock plans	(2,637)	(2,598)
Proceeds from exercise of stock options	202,386	113,673
Net cash provided by financing activities	187,662	73,053

Increase (decrease) in cash, cash equivalents and restricted cash	3,900,929	(9,876,748)
Cash, cash equivalents and restricted cash, beginning of period	10,550,417	19,912,338
Cash, cash equivalents and restricted cash, end of period	$14,451,346	$10,035,590

Reconciliation of cash, cash equivalents and restricted cash:	June 30, 2023	June 30, 2022
Cash and cash equivalents	$13,602,515	$9,370,611
Restricted cash	848,831	664,979
	$14,451,346	$10,035,590

Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Six Months Ended June 30,
	2023	2022
Net cash paid for:
Interest	$127,481	$23,982
Income taxes	$59,989	$59,271
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$79,871	$450,072
Non-cash investment in acquisition of franchised clinics	$28,997	$70,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Such unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Amended and Restated Form 10-K as of and for the year ended December 31, 2022, filed with the SEC on [September 13, 2023] (“Form 10-K/A”), which included all disclosures required by GAAP. The results of operations for the periods ended June 30, 2023 and 2022 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three and six-month periods ended June 30, 2023 and 2022 is unaudited.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other (expenses) income that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue, accounting for leases, and accounting for income taxes, see Note 1, “Nature of Operations and Summary of Significant Accounting Policies.”
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
Comprehensive Income
Net income was the same as comprehensive income for the three and six months ended June 30, 2023 and 2022.
Restatement of Previously Issued Interim Consolidated Financial Statements (Unaudited and Restated)
Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended December 31, 2022, included in the Form 10-K filed with the SEC on March 10, 2023, the following errors were identified:
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
The Company assessed the impact of these errors on its previously issued interim financial statements and determined them to be quantitatively and qualitatively material to the period ending June 30, 2022 based on its analysis of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. These errors have been corrected in the consolidated balance sheets as of December 31, 2022 and 2021 and the consolidated income statements, statements of changes in stockholders’ equity, and statements of cash flows for the years then ended.
The following table summarizes the effect of the errors on the Company’s consolidated balance sheet as of June 30, 2022:

	June 30, 2022		June 30, 2022
	As Previously Reported	Adjustments	As Restated
Intangible assets, net	$9,114,701	$(2,356,584)	$6,758,117
Deferred tax assets	9,116,248	3,202,634	12,318,882
Total assets	86,235,794	846,050	87,081,844
Current liabilities:
Deferred franchise and regional development fee revenue, current portion	2,981,534	(2,981,534)	—
Deferred franchise fee revenue, current portion	—	2,393,993	2,393,993
Upfront regional developer fees, current portion	—	587,541	587,541
Other current liabilities	558,250	49,022	607,272
Total current liabilities	20,238,810	49,022	20,287,832
Deferred franchise and regional development fee revenue, net of current portion	15,447,554	(15,447,554)	—
Deferred franchise fee revenue, net of current portion	—	13,584,091	13,584,091
Upfront regional developer fees, net of current portion	—	1,863,463	1,863,463
Other liabilities	27,230	1,064,565	1,091,795
Total liabilities	55,752,399	1,113,587	56,865,986
Accumulated deficit	(13,380,196)	(267,537)	(13,647,733)
Total The Joint Corp. stockholders' equity	30,458,395	(267,537)	30,190,858
Total equity	30,483,395	(267,537)	30,215,858
Total liabilities and stockholders' equity	86,235,794	846,050	87,081,844

The following table summarizes the effect of the errors on the Company’s consolidated income statement for the three and six months ended June 30, 2022:

	As Previously Reported		Adjustments		As Restated
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenues:
Regional developer fees	$169,953	$371,740	$(169,953)	$(371,740)	$—	$—
Total revenues	25,057,318	47,495,856	(169,953)	(371,740)	24,887,365	47,124,116
Cost of revenues:
Franchise and regional developer cost of revenues	2,074,889	4,077,701	(169,953)	(371,740)	1,904,936	3,705,961
Total cost of revenues	2,427,045	4,739,816	(169,953)	(371,740)	2,257,092	4,368,076
Depreciation and amortization	1,700,476	3,329,653	(238,606)	(531,126)	1,461,870	2,798,527
General and administrative expenses	16,528,022	31,906,644	2,042,279	2,197,082	18,570,301	34,103,726
Total selling, general and administrative expenses	22,068,222	42,363,509	1,803,673	1,665,956	23,871,895	44,029,465
Income from operations	473,207	296,782	(1,803,673)	(1,665,956)	(1,330,466)	(1,369,174)
Income before income tax expense (benefit)	453,921	261,348	(1,803,673)	(1,665,956)	(1,349,752)	(1,404,608)
Income tax expense (benefit)	109,179	122,403	(587,063)	(659,363)	(477,884)	(536,960)
Net income (loss)	344,742	138,945	(1,216,610)	(1,006,593)	(871,868)	(867,648)
Earnings per share:
Basic earnings (loss) per share	$0.02	$0.01	$(0.08)	$(0.07)	$(0.06)	$(0.06)
Diluted earnings (loss) per share	$0.02	$0.01	$(0.08)	$(0.07)	$(0.06)	$(0.06)
The following table summarizes the effect of the errors on the Company’s consolidated statements of stockholders' equity as of June 30, 2022, March 31, 2022 and December 31, 2021:

	Accumulated Deficit	Total The Joint Corp. stockholder's equity	Total Equity
Balances, December 31, 2021 (as previously reported)	$(13,519,142)	$29,544,627	$29,569,627
Adjustment due to cumulative error correction	739,057	739,057	739,057
Balances, December 31, 2021 (as restated)	$(12,780,085)	$30,283,684	$30,308,684

Balances, March 31, 2022 (as previously reported)	$(13,724,938)	$29,709,412	$29,734,412
Adjustment due to cumulative error correction	949,073	949,073	949,073
Balances, March 31, 2022	$(12,775,865)	$30,658,485	$30,683,485

Balances, June 30, 2022 (as previously reported)	$(13,380,196)	$30,458,395	$30,483,395
Adjustment due to cumulative error correction	(267,537)	(267,537)	(267,537)
Balances, June 30, 2022 (as restated)	$(13,647,733)	$30,190,858	$30,215,858

The following table summarizes the effect of the errors on the Company’s consolidated statement of cash flows for the six-month period ended June 30, 2022:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$138,945	(1,006,593)	$(867,648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,329,653	(531,126)	2,798,527
Deferred income taxes	72,386	(904,469)	(832,083)
Changes in operating assets and liabilities:
Upfront regional developer fees	—	(824,658)	(824,658)
Deferred revenue	492,473	371,740	864,213
Other liabilities	404,329	245,106	649,435
Net cash provided by (used in) operating activities	1,465,160	(2,650,000)	(1,184,840)
Cash flows from investing activities:
Reacquisition and termination of regional developer rights	(2,650,000)	2,650,000	—
Net cash used in investing activities	(11,414,961)	2,650,000	(8,764,961)
Decrease in cash	(9,876,748)	—	(9,876,748)
Correction of Immaterial Error
During the second quarter of 2023, the Company identified immaterial errors related to the first quarter of 2023 in the following: (i) the accounting for upfront regional developer fees as revenue as opposed to a reduction of cost of revenue, and (ii) the accounting for uncertain tax positions related to the Joint and VIEs transfer pricing calculation for income tax purposes.

The table below sets forth the impact of the revision on the previously issued consolidated balance sheet for the interim period ended March 31, 2023.

	March 31, 2023
	As Previously	(i)
	Reported	Adjustments	As Adjusted
ASSETS
Intangible assets, net	11,905,176	(1,914,106)	9,991,070
Deferred tax assets	7,708,323	3,486,439	11,194,762
Total assets	$98,050,712	$1,572,333	$99,623,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred franchise and regional development fee revenue, current portion	2,978,937	(2,978,937)	—
Deferred franchise fee revenue, current portion	—	2,487,795	2,487,795
Upfront regional developer fees, current portion	—	491,142	491,142
Other current liabilities	494,250	98,043	592,293
Total current liabilities	24,969,858	98,043	25,067,901
Deferred franchise and regional development fee revenue, net of current portion	15,682,833	(15,682,833)	—
Deferred franchise fee revenue, net of current portion	—	14,233,564	14,233,564
Upfront regional developer fees, net of current portion	—	1,449,270	1,449,270
Other liabilities	27,230	1,260,649	1,287,879
Total liabilities	62,948,315	1,358,693	64,307,008
Stockholders' equity:
Accumulated deficit	(10,040,856)	213,640	(9,827,216)
Total The Joint Corp. stockholders' equity	35,077,397	213,640	35,291,037
Total equity	35,102,397	213,640	35,316,037
Total liabilities and stockholders' equity	$98,050,712	$1,572,333	$99,623,045

The table below sets forth the impact of the revision on the previously issued consolidated income statement for the interim period ended March 31, 2023.

	Three Months Ended March, 31 2023		Three Months Ended March, 31 2023
	As Previously Reported	Adjustments	As Adjusted
Revenues:
Regional developer fees	$149,478	$(149,478)	$—
Total revenues	28,450,298	(149,478)	28,300,820
Cost of revenues:
Franchise and regional developer cost of revenues	2,290,313	(149,478)	2,140,835
Total cost of revenues	2,624,163	(149,478)	2,474,685
Depreciation and amortization	2,342,544	(127,489)	2,215,055
General and administrative expenses	19,936,115	102,361	20,038,476
Total selling, general and administrative expenses	26,438,903	(25,128)	26,413,775
Loss from operations	(678,237)	25,128	(653,109)
Income before income tax expense (benefit)	3,142,925	25,128	3,168,053
Income tax expense	841,889	—	841,889
Net income	$2,301,036	$25,128	$2,326,164
Earnings per share:
Basic earnings per share	$0.16	$—	$0.16
Diluted earnings per share	$0.15	$0.01	$0.16
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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Franchised clinics:	2023	2022	2023	2022
Clinics open at beginning of period	740	636	712	610
Opened during the period	23	31	52	58
Sold during the period	(3)	(4)	(3)	(4)
Closed during the period	(4)	(1)	(5)	(2)
Clinics in operation at the end of the period	756	662	756	662

	Three Months Ended June 30,		Six Months Ended June 30,
Company-owned or managed clinics:	2023	2022	2023	2022
Clinics open at beginning of period	130	100	126	96
Opened during the period	3	3	7	7
Acquired during the period	3	4	3	4
Closed during the period	(2)	—	(2)	—
Clinics in operation at the end of the period	134	107	134	107

Total clinics in operation at the end of the period	890	769	890	769

Clinic licenses sold but not yet developed	171	229	171	229
Licenses for future clinics subject to executed letters of intent	43	41	43	41
Variable Interest Entities
Certain states prohibit the “corporate practice of chiropractic,” which restricts business corporations from practicing chiropractic care by exercising control over clinical decisions by chiropractic doctors. In states which prohibit the corporate practice of chiropractic, the Company typically enters into long-term management agreements with professional corporations (“PCs”) that are owned by licensed chiropractic doctors, which, in turn, employ or contract with doctors who provide professional chiropractic care in its clinics. Under these management agreements with PCs, the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. The Company has entered into such management agreements with four PCs, including one in New Jersey, in connection with the opening of company-managed clinics in April 2023. If an entity is deemed to be the primary beneficiary of a VIE, the entity is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. In accordance with relevant accounting guidance, these PCs were determined to be VIEs as fees paid by the PCs to the Company as its management service provider are considered variable interests because the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; and 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. Additionally, the Company has determined that it has the ability to direct the activities that most significantly impact the performance of these PCs and has an obligation to absorb losses or receive benefits which could potentially be significant to the PCs. Accordingly, the PCs are VIEs for which the Company is the primary beneficiary and are consolidated by the Company.
VIE total revenue and general and administrative expenses for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(as restated)		(as restated)
Revenues	$10,426,826	$8,480,265	$20,309,117	$16,283,304
General and administrative expenses	4,491,638	3,720,307	9,088,906	7,133,208
The carrying amount of the VIEs’ assets and liabilities was immaterial as of June 30, 2023 and December 31, 2022, except for their payroll liability balances and amounts collected in advance for membership and wellness packages, which are recorded as deferred revenue. The VIEs’ payroll liability and deferred revenue from company managed clinics balances as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Payroll liabilities	$621,735	$586,960
Deferred revenue from company managed clinics	$4,985,654	$4,702,044
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.
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
Accounts Receivable
Accounts receivable primarily represents amounts due from franchisees for royalty fees. The Company records an allowance for credit losses as a reduction to its accounts receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of the Company’s franchisees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions, as well as the

Company’s expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2023 and December 31, 2022, the Company had an allowance for doubtful accounts of $0.
Property and Equipment
Property and equipment are stated at cost or for property acquired as part of franchise acquisitions at fair value at the date of closing. Depreciation is computed using the straight-line method over estimated useful lives, which is generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. The losses on disposed of or retired property or equipment were recorded in net loss on disposition or impairment of $144,345 and $209,815 for the three and six months ended June 30, 2023, respectively. The losses on disposed of or retired property or equipment were recorded in net loss on disposition or impairment of $88,844 and $95,749 for the three and six months ended June 30, 2022, respectively.
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

For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased property are expensed as incurred and are also included in general and administrative expenses on the accompanying consolidated income statements.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. During the three and six months ended June 30, 2022, the Company recorded a noncash impairment loss of $60,580 in connection with reporting the long-lived assets held for sale at two company-managed clinics at the lower of their carrying value or fair value as of June 30, 2022.
In connection with the planned sale of a company-managed clinic, the Company reclassified $159,472 of property and equipment and $116,451 of ROU assets to Assets held for sale, and reclassified $148,846 of ROU liability and $6,776 of deferred revenue from company clinics to Liabilities to be disposed of, in the consolidated balance sheet as of June 30, 2023. Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. As a result, the

Company recorded a valuation allowance of $60,201 to adjust the carrying value of the disposal group to fair value less cost to sell during the three and six months ended June 30, 2023.
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
Royalties and Advertising Fund Revenue. The Company collects royalties from its franchisees, as stipulated in the franchise agreement, equal to 7% of gross sales and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The revenue accounting standard provides an exception for the recognition of sales-based royalties promised in exchange for a license (which generally requires a reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price). Franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to the Company’s performance obligation under the franchise agreement, and therefore, such royalties are recognized as franchisee clinic level sales occur. Royalties are collected semi-monthly, two working days after each sales period has ended.
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
Regional Developer Fees

The Company has a regional developer program where regional developers are granted an exclusive geographical territory and commit to a minimum development obligation within that defined territory. Regional developer fees paid to the Company are non-refundable and are amortized on a straight-line basis over the term of the regional developer agreement and recognized as a decrease to franchise cost of revenues.
In addition, regional developers receive fees which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Initial fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur. This 3% fee is funded by the 7% royalties collected from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements. The Company did not enter into any new regional developer agreements during the six months ended June 30, 2023 and 2022.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $1,977,678 and $3,578,291 for the three and six months ended June 30, 2023, respectively. Advertising expenses were $1,104,156 and $2,318,568 for the three and six months ended June 30, 2022, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(as restated)		(as restated)
Net (loss) income	$(320,489)	$(871,868)	$2,005,675	$(867,648)

Weighted average common shares outstanding - basic	14,684,035	14,475,825	14,625,435	14,454,738
Effect of dilutive securities:
Unvested restricted stock and stock options	268,328	366,991	282,158	432,500
Weighted average common shares outstanding - diluted	14,952,363	14,842,816	14,907,593	14,887,238

Basic (loss) earnings per share	$(0.02)	$(0.06)	$0.14	$(0.06)
Diluted (loss) earnings per share	$(0.02)	$(0.06)	$0.13	$(0.06)
The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted average dilutive securities:	2023	2022	2023	2022
Restricted stocks	—	—	—	—
Stock options	87,983	43,120	90,953	42,064
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
Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees
The Company currently franchises its concept across 41 states, the District of Columbia and Puerto Rico. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
The transaction price in a standard franchise arrangement primarily consists of (a) initial franchise fees; (b) continuing franchise fees (royalties); (c) advertising fees; and (d) software fees. The revenue accounting standard provides an exception for the recognition of sales-based royalties promised in exchange for a license (which otherwise requires a reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price).
The Company recognizes the primary components of the transaction price as follows:
•Initial and renewal franchise fees, as well as transfer fees, are recognized as revenue ratably on a straight-line basis over the term of the respective franchise agreement, commencing with the execution of the franchise, renewal, or transfer agreement. As these fees are typically received in cash at or near the beginning of the contract term, the cash received is initially recorded as a contract liability until recognized as revenue over time.
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
Disaggregation of Revenue

The Company believes that the captions contained on the condensed consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the three and six months ended June 30, 2023 and 2022. Other revenues primarily consist of preferred vendor royalties associated with franchisees' credit card transactions.
The following table shows the Company's revenues disaggregated according to the timing of transfer of services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(as restated)		(as restated)
Revenue recognized at a point in time	$27,401,004	$23,100,498	$53,737,394	$43,739,286
Revenue recognized over time	1,906,180	1,786,867	3,870,611	3,384,830
Total Revenues	$29,307,184	$24,887,365	$57,608,005	$47,124,116
Rollforward of Contract Liabilities and Contract Assets
Changes in the Company's contract liability for deferred revenue from company clinics during the six months ended June 30, 2023 were as follows:

Deferred Revenue from company clinics
Balance at December 31, 2022	$7,471,549
Revenue recognized that was included in the contract liability at the beginning of the year	(5,202,787)
Net increase during the six months ended June 30, 2023	5,420,686
Balance at June 30, 2023	$7,689,448
Changes in the Company's contract liability for deferred franchise fees during the six months ended June 30, 2023 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2022, as restated	$16,629,735
Revenue recognized that was included in the contract liability at the beginning of the year	(1,363,506)
Net increase during the six months ended June 30, 2023	1,447,506
Balance at June 30, 2023	$16,713,735
The Company's deferred franchise and development costs represent capitalized sales commissions. Changes during the six months ended June 30, 2023 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2022	$6,761,738
Recognized as cost of revenue during the six months ended June 30, 2023	(490,939)
Net increase during the six months ended June 30, 2022	393,665
Balance at June 30, 2023	$6,664,464

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2023:

Contract liabilities expected to be recognized in	Amount
2023 (remainder)	$1,272,496
2024	2,459,511
2025	2,322,249
2026	2,228,012
2027	2,154,886
Thereafter	6,276,581
Total	$16,713,735

Note 3: Acquisitions and Assets Held for Sale
2023 Acquisition
On May 22, 2023, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the sellers three operating franchised clinics in California (the “CA Clinics Purchase”). As of the acquisition date, the Company operates the franchises as company-managed clinics. The total purchase price for the transactions was $1,188,764 to the seller (of which $109,767 is to be paid in the third quarter of 2023)., less $28,997 of net deferred revenue, resulting in total purchase consideration of $1,159,767.

Based on the terms of the purchase agreement, the CA Clinics Purchase has been treated as an asset purchase under GAAP as there were no outputs or processes to generate outputs acquired as part of these transactions. Under an asset purchase, assets are recognized based on their cost to the acquiring entity. Cost is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill.
The allocation of the total purchase price of the CA Clinics Purchase was as follows:

Property and equipment	$313,995
Operating lease right-of-use asset	317,662
Intangible assets	1,004,513
Total assets acquired	1,636,170
Deferred revenue	(158,365)
Operating lease liability - current portion	(118,081)
Operating lease liability - net of current portion	(199,957)
Net purchase consideration	$1,159,767
Intangible assets in the table above primarily consist of reacquired franchise rights of $0.7 million amortized over their estimated useful lives of six to seven years, customer relationships of $0.1 million amortized over an estimated useful life of two years, and assembled workforce of $0.2 million amortized over an estimated useful life of two years.
2022 Acquisition
On May 19, 2022, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller four operating franchises in Arizona (the “Acquisition”). The Company operates the franchises as company-owned clinics. The total purchase price for the transaction was $5,761,256, less $70,484 of net deferred revenue, resulting in total purchase consideration of $5,690,772. Based on the terms of the purchase agreement, the Acquisition was treated as a business combination under GAAP using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
The allocation of the purchase price was as follows:

Property and equipment	$235,558
Operating lease right-of-use asset	823,869
Intangible assets	2,983,200
Total identifiable assets acquired	4,042,627
Goodwill	2,965,375
Deferred revenue	(493,060)
Operating lease liability – current portion	(107,694)
Operating lease liability – net of current portion	(716,476)
Net purchase consideration	$5,690,772
Intangible assets in the table above consist of re-acquired franchise rights of $2,422,500 amortized over estimated useful lives of approximately four to eight years and customer relationships of $560,700 amortized over estimated useful lives of two years. The fair value of re-acquired franchise rights are estimated using the multi-period excess earnings method. The multi-period excess earnings method model estimates revenues and cash flows derived from the primary asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as assembled workforce and working capital that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the primary asset acquired, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. Customer relationships are also calculated using the multi-period excess earnings method.
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
Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma consolidated income statements for three and six months ended June 30, 2023 and 2022 for the 2023 and 2022 acquisitions, as if the CA Clinics Purchase (which has been accounted for as an asset purchase) in 2023 and the AZ clinics acquired (which have been accounted for as a business combination) had both been completed on January 1, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(as restated)		(as restated)
Revenues, net	$29,684,349	$25,601,056	$58,346,746	$48,910,697
Net income (loss)	(304,758)	$(1,022,274)	$1,983,969	$(1,196,652)
	$29,379,591	$24,578,782	$60,330,715	$47,714,045
The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the purchases had taken place on January 1, 2022 or of results that may occur in the future. For 2022 and 2023, this information includes actual data recorded in the Company’s consolidated financial statements for the period subsequent to the dates of the respective acquisitions.
The Company’s consolidated income statements for the three and six months ended June 30, 2023 include $168,719 in net revenue and $42,036 in net income, excluding corporate clinics segment overhead costs, of the acquired CA clinics. The

Company’s condensed consolidated income statements for the three and six months ended June 30, 2022 include net revenue and net income of $768,971 and $307,497, respectively, attributable to the AZ Acquisition.
Assets Held for Sale
In June 2023, the Company entered into negotiations to sell one of its company-managed clinics in California to a franchisee for a total of $0.1 million. The sale is expected to close during the third quarter of 2023, subject to the execution of the purchase agreement and other customary closing conditions contained in the purchase agreement. This transaction does not represent a strategic shift for the Company, and, therefore, it does not meet the criteria to be classified as a discontinued operation. As a result, the results of this clinic will continue to be reported in the Company’s operating results and in its Corporate Clinics segment until the sale is finalized. Effective with the designation as held for sale in June 2023, the Company discontinued recording depreciation on property and equipment, net and amortization of ROU assets for the clinic as required by GAAP. The Company also separately classified the related assets and liabilities of the clinics as held for sale in its June 30, 2023 condensed consolidated balance sheet.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, the Company recorded an estimated loss on disposal of $60,201 during the three and six months ended June 30, 2023 as Net loss on disposition or impairment in its condensed consolidated income statement and a valuation allowance included in assets held for sale on its condensed consolidated balance sheet.

The principal components of the held for sale assets and liabilities as of June 30, 2023 were as follows:

June 30, 2023
Assets
Property and equipment, net	159,472
Operating lease right-of-use asset	116,451
Valuation allowance	$(60,201)
Total assets held for sale	$215,722

Liabilities
Operating lease liability, current and non-current	148,846
Deferred revenue from company clinics	6,776
Total liabilities to be disposed of	$155,622

Note 4: Property and Equipment
Property and equipment consist of the following, excluding amounts related to properties classified as held for sale:

	June 30, 2023	December 31, 2022
Office and computer equipment	$5,814,911	$5,207,833
Leasehold improvements	19,325,917	17,842,901
Software developed	6,163,961	5,843,758
Finance lease assets	151,396	151,396
	31,456,185	29,045,888
Accumulated depreciation and amortization	(14,931,581)	(12,675,085)
	16,524,604	16,370,803
Construction in progress	1,103,329	1,104,349
Property and equipment, net	$17,627,933	$17,475,152
Depreciation expense was $1,376,474 and $941,121 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $2,646,735 and $1,820,251 for the six months ended June 30, 2023 and 2022, respectively.
Amortization expense related to finance lease assets was $7,570 and $18,636 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense related to finance lease assets was $15,139 and $40,432 for the six months ended June 30, 2023 and 2022, respectively.
Construction in progress at June 30, 2023 and December 31, 2022 principally related to development and construction costs for the company-owned or managed clinics.
Note 5: Fair Value Measurements
The Company’s financial instruments include cash, restricted cash, accounts receivable, accounts payable, accrued expenses and debt under the Credit Agreement (defined in Note 7). The carrying amounts of its financial instruments, except for debt, approximate their fair value due to their short maturities. The carrying value of the Company's debt under the Credit Agreement approximates fair value due to its interest rate being calculated from observable quoted prices for similar instruments, which is considered a Level 2 fair value measurement.
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
As of June 30, 2023 and December 31, 2022, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
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
The assets and liabilities resulting from the Acquisitions (reference Note 3) were recorded at fair values on a nonrecurring basis and are considered Level 3 within the fair value hierarchy.
In connection with the planned sale of a company-managed clinic to a franchisee, the Company reclassified $159,472 of net property and equipment and $116,451 of ROU assets to Assets held for sale and reclassified $148,846 of lease liability and $6,776 of deferred revenue from Company clinics to Liabilities to be disposed of in the consolidated balance sheet as of June 30, 2023. Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. As a result, the Company recorded a valuation allowance of $60,201 to adjust the carrying value of the disposal group to fair value less cost to sell during the three and six months ended June 30, 2023. The estimated fair value of assets held for sale is based upon Level 2 inputs, which includes a potential buyer agreed upon selling price.
Note 6: Intangible Assets
In May 2022, the Company recognized $2.4 million and $0.6 million of reacquired franchise rights and customer relationships, respectively, from the Acquisition (reference Note 3).
In May 2023, the Company recognized $0.7 million, $0.1 million and $0.2 million of reacquired franchise rights, customer relationships and acquired workforce, respectively, from the Acquisition (reference Note 3).
Intangible assets consisted of the following:

	As of June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$13,594,191	$(5,802,132)	$7,792,059
Customer relationships	4,444,849	(2,937,539)	1,507,310
Assembled workforce	1,137,569	(386,578)	750,991
	$19,176,609	$(9,126,249)	$10,050,360

	As of December 31, 2022
	As Restated
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$12,881,894	$(4,755,286)	$8,126,608
Customer relationships	4,330,365	(2,352,500)	1,977,865
Assembled workforce	959,837	(136,015)	823,822
	$18,172,096	$(7,243,801)	$10,928,295
Amortization expense related to the Company’s intangible assets was $945,223 and $502,113 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $1,882,448 and $937,844 for the six months ended June 30, 2023 and 2022, respectively.

Estimated amortization expense for 2023 and subsequent years is as follows:

Amount
2023 (remainder)	$1,911,358
2024	2,824,441
2025	1,699,025
2026	1,324,974
2027	769,942
Thereafter	$1,520,620
Total	$10,050,360

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

The Credit Facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; and certain fundamental changes such as a merger or sale of substantially all assets (as further defined in the Credit Facilities). The Credit Facilities require the Company to comply with customary affirmative, negative and financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the Credit Facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. The Credit Facilities are collateralized by substantially all of the Company’s assets, including the assets in the Company’s company-owned or managed clinics. The interest rate on funds borrowed under the Revolver as of June 30, 2023 was 7.1%. As of June 30, 2023, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement, and $2,000,000 remains outstanding as of June 30, 2023. Subsequent to June 30, 2023, a financial reporting covenant had not been met, which the lender waived the reporting requirement and extended the date for the report to be provided through September 30, 2023. Upon the filing of this form 10-Q, the Company is in compliance with its financial reporting covenant.
Note 8: Stock-Based Compensation
The Company grants stock-based awards under its Amended and Restated 2014 Incentive Stock Plan (the “2014 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock. The Company may grant the following types of incentive awards under the 2014 Plan: (i) non-

qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2014 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, and such other terms and conditions as the plan committee determines. Awards granted under the 2014 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s consolidated balance sheets. Through June 30, 2023, the Company has granted under the 2014 Plan (i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stock. There were no stock appreciation rights and restricted stock units granted under the 2014 Plan as of June 30, 2023.
Stock Options
The Company’s closing price on the date of grant is the basis of fair value of its common stock used in determining the value of share-based awards. To the extent the value of the Company’s share-based awards involves a measure of volatility, the Company uses available historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. The Company historically has used the simplified method to calculate the expected term of stock option grants to employees as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. Accordingly, the expected life of the options granted is based on the average of the vesting term, which is generally four years and the contractual term, which is generally ten years. The Company will continue to evaluate the appropriateness of utilizing such method. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. Forfeitures are estimated based on historical and forecasted turnover, which is approximately 5%.
The Company did not grant options during the three and six months ended June 30, 2023 and 2022.
The information below summarizes the stock options activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2022	531,923	$9.20	4.7
Granted	—	—
Exercised	(25,623)	7.90
Cancelled	(7,375)	28.58
Expired	(2,591)	36.19
Outstanding at June 30, 2023	496,334	$8.84	4.1
Exercisable at June 30, 2023	462,490	$7.27	3.9
For the three months ended June 30, 2023 and 2022, stock-based compensation expense for stock options was $85,724 and $136,352, respectively. For the six months ended June 30, 2023 and 2022, stock-based compensation expense for stock options was $150,606 and $307,355, respectively.
Restricted Stock
Restricted stock granted to employees generally vests in four equal annual installments, although on May 25, 2023, the Company granted 51,401 shares of restricted stock as part of a special award to certain high performing employees that vest in one installment on the first anniversary of the grant. Restricted stock granted to non-employee directors typically vests in full one year after the date of grant.
The information below summarizes the restricted stock activity for the six months ended June 30, 2023:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2022	70,312	$29.05
Granted	189,569	14.84
Vested	(33,474)	22.00
Cancelled	(5,348)	37.01
Non-vested at June 30, 2023	221,059	$17.74
For the three months ended June 30, 2023 and 2022, stock-based compensation expense for restricted stock was $331,293 and $203,839, respectively. For the six months ended June 30, 2023 and 2022, stock-based compensation expense for restricted stock was $532,621 and $356,392, respectively.
Note 9: Income Taxes
During the three months ended June 30, 2023 and 2022, the Company recorded income tax benefit of $160,585 and income tax benefit of $477,884, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded income tax expense of $681,304 and income tax benefit of $536,960, respectively. The Company’s effective tax rates differ from the federal statutory tax rate due to permanent differences, discrete items and state taxes. The Company’s effective tax rate differs from the statutory rate for the six months ended June 30, 2023 primarily due to the company’s ERC refunds from the Internal Revenue Service. The tax effect of the refund amount, net of the related consulting fees, is treated as a discrete item for the six months ended June 30, 2023 (See Note 11 "Employee Retention Credit"). The effective tax rate for the three months ended June 30, 2023 and for the three and six months ended June 30, 2022 differs from the statutory rate primarily due to the pre-tax income reported by the Joint Corp., without the VIEs.
Note 10: Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the three and six months ended June 30, 2023 and 2022:

	Line Item in the Company’s Condensed Consolidated Income Statements	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Finance lease costs:
Amortization of assets	Depreciation and amortization	$7,570	$18,636	$15,139	$40,432
Interest on lease liabilities	Other expense, net	825	1,112	1,713	2,549
Total finance lease costs		8,395	19,748	16,852	42,981
Operating lease costs	General and administrative expenses	1,639,749	$1,375,574	3,253,595	$2,730,884
Total lease costs		$1,648,144	$1,395,322	$3,270,447	$2,773,865

Supplemental information and balance sheet location related to leases is as follows:

	June 30, 2023	December 31, 2022
Operating Leases:
Operating lease right-of -use asset	$22,641,632	$20,587,199
Operating lease liability - current portion	$5,880,954	$5,295,830
Operating lease liability - net of current portion	20,029,654	18,672,719
Total operating lease liability	$25,910,608	$23,968,549
Finance Leases:
Property and equipment, at cost	$151,396	$151,396
Less accumulated amortization	(102,792)	(87,652)
Property and equipment, net	$48,604	$63,744
Finance lease liability - current portion	24,956	24,433
Finance lease liability - net of current portion	50,896	63,507
Total finance lease liabilities	$75,852	$87,940
Weighted average remaining lease term (in years):
Operating leases	5.2	5.4
Finance lease	2.9	3.4
Weighted average discount rate:
Operating leases	5.1%	4.8%
Finance leases	4.3%	4.3%
Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$3,465,890	$2,822,523
Operating cash flows from finance leases	1,713	2,549
Financing cash flows from finance leases	12,087	38,022

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$3,859,696	$2,071,960
Finance lease	—	—
`

Maturities of lease liabilities as of June 30, 2023 were as follows:

	Operating Leases	Finance Lease
2023 (remainder)	$3,545,028	$13,800
2024	6,743,929	27,600
2025	6,127,339	27,600
2026	4,277,431	11,500
2027	3,271,135	—
Thereafter	5,583,282	—
Total lease payments	$29,548,144	$80,500
Less: Imputed interest	(3,637,536)	(4,647)
Total lease obligations	25,910,608	75,852
Less: Current obligations	(5,880,954)	(24,956)
Long-term lease obligation	$20,029,654	$50,896
During the second quarter of 2023, the Company entered into various operating leases that have not yet commenced for spaces to be used by the Company’s new corporate clinics. These leases are expected to result in additional ROU assets and liabilities of approximately $0.4 million. These leases are expected to commence during the third and the fourth quarters of 2023, with lease terms of five to ten years.
Guarantee in Connection with the Sale of the Divested Business
In connection with the sale of a company-managed clinic in 2022, the Company guaranteed one future operating lease commitment assumed by the buyers. The Company is obligated to perform under the guarantee if the buyers fail to perform under the lease agreement at any time during the remainder of the lease agreement, which expires on May 31, 2027. At the date of sale, the undiscounted maximum potential future payments totaled $247,296. As of June 30, 2023, the undiscounted remaining lease payments under the agreement totaled $209,496. The Company had not recorded a liability with respect to the guarantee obligation as of June 30, 2023, as the Company concluded that payment under the lease guarantee was not probable.
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
The Company has two operating business segments and one non-operating business segment. The Corporate Clinics segment is composed of the operating activities of the company-owned or managed clinics. As of June 30, 2023, the Company operated or managed 134 clinics under this segment. The Franchise Operations segment is composed of the operating activities of the franchise business unit. As of June 30, 2023, the franchise system consisted of 756 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.
The tables below present financial information for the Company’s two operating business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:		(as restated)		(as restated)
Corporate clinics	$17,802,838	$14,492,972	$34,930,795	$27,099,971
Franchise operations	11,504,346	10,394,393	22,677,210	20,024,145
Total revenues	$29,307,184	$24,887,365	$57,608,005	$47,124,116

Depreciation and amortization:
Corporate clinics	2,032,666	1,191,694	3,959,758	2,275,370
Franchise operations	207,717	186,247	406,690	359,735
Corporate administration	88,884	83,929	177,874	163,422
Total depreciation and amortization	$2,329,267	$1,461,870	$4,544,322	$2,798,527

Segment operating income (loss):
Corporate clinics	$21,790	$551,223	$(400,263)	$405,680
Franchise operations	4,232,245	2,162,769	8,774,144	6,411,204
Total segment operating income	$4,254,035	$2,713,992	$8,373,881	$6,816,884

Reconciliation of total segment operating income to consolidated earnings before income taxes:

Total segment operating income	$4,254,035	$2,713,992	$8,373,881	$6,816,884
Unallocated corporate	(4,628,589)	(4,044,458)	(9,401,544)	(8,186,058)
Consolidated income from operations	(374,554)	(1,330,466)	(1,027,663)	(1,369,174)
Other income (expense), net	(106,520)	(19,286)	3,714,642	(35,434)
(Loss) income before income tax expense	$(481,074)	$(1,349,752)	$2,686,979	$(1,404,608)

Segment assets:	June 30, 2023	December 31, 2022
Corporate clinics	$56,791,939	$56,008,234
Franchise operations	13,716,157	12,360,878
Total segment assets	70,508,096	68,369,112

Unallocated cash and cash equivalents and restricted cash	14,451,346	10,550,417
Unallocated property and equipment	734,432	915,216
Other unallocated assets	13,512,723	13,655,632
Total assets	$99,206,597	$93,490,377
“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1), “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.
Note 12: Employee Retention Credit
The employee retention credit ("ERC"), as originally enacted through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020, is a refundable credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act, enacted on December 27, 2020, extended the ERC for qualified wages paid from January 1, 2021 to June 30, 2021, and the credit was increased to 70% of qualified wages an eligible employer paid to employees during the extended period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the ERC through December 31, 2021.

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

Since there are no generally accepted accounting principles for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. We accounted for the ERC by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS).

Under an IAS 20 analogy, a business entity would recognize the ERC on a systematic basis over the periods in which the entity recognizes the payroll expenses for which the grant (i.e., tax credit) is intended to compensate when there is reasonable assurance (i.e., it is probable) that the entity will comply with any conditions attached to the grant and the grant (i.e., tax credit) will be received.

We have accounted for the $3.8 million ERC, net of the consulting fee, for the six months ended June 30, 2023 as other income on the Statement of Income when the Company was reasonably assured that the Company met all requirements of the ERC and the grant would be received. The ERC refund is not taxable; however, the credit is subject to expense disallowance rules which increased income tax expense as a discrete item by $0.9 million, net of the consulting expense deduction, for the six months ended June 30, 2023.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Amended Annual Report on Form 10-K/A.
Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially in this Management’s Discussion and Analysis or MD&A, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” “seek,” “strive,” or the negative of these terms, “mission,” “goal,” “objective,” or “strategy,” or other comparable terminology. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Part I, Item 1A of our Form 10-K/A for the year ended December 31, 2022 and in Part II, Item 1A of this or any subsequent quarterly reports on Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider the trends, risks and uncertainties described below and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. We undertake no obligation to update or revise publicly any forward-looking statements, other than in accordance with legal and regulatory obligations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
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
•state administrative actions and rulings regarding the corporate practice of chiropractic and prepayment of chiropractic services may jeopardize our business model;
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
•adverse developments affecting institutions, including bank failures, could adversely affect our liquidity and financial performance;
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
•new SEC regulations governing disclosure about risk management, strategy and governance regarding cybersecurity risks and new requirements for reporting of cybersecurity incidents may increase our compliance costs;
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
Key Performance Measures. We receive monthly performance reports from our system and our clinics which include key performance indicators per clinic including gross sales, comparable same-store sales growth, or “Comp Sales,” number of new patients, conversion percentage, and membership attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales, adjusted EBITDA, and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. System-wide sales include sales at all clinics, whether operated by us or by franchisees. While franchised clinic sales are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base. Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment. There was no bargain purchase gain for the three and six months ended June 30, 2023 and 2022.
Key Clinic Development Trends. As of June 30, 2023, we and our franchisees operated or managed 890 clinics, of which 756 were operated or managed by franchisees and 134 were operated as company-owned or managed clinics. Of the 134 company-owned or managed clinics, 63 were constructed and developed by us, and 71 were acquired from franchisees.
Our current strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy, and continue to expand our corporate clinic portfolio within clustered locations. The number of franchise licenses sold for the year ended December 31, 2022 was 75, compared with 156 and 121 licenses for the years ended December 31, 2021 and

2020, respectively. We ended the first half of 2023 with 17 regional developers who were responsible for 58% of the 38 licenses sold during the period. This strong result reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the accelerated development of greenfield units and the further selective acquisition of existing franchised clinics. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. During the quarter ended June 30, 2023, we opened three greenfield clinics.
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
Recent Events

Recent events that may impact our business include unfavorable global economic or political conditions, such as a resurgence of COVID-19, the Ukraine War, labor shortages, and inflation and other cost increases. We anticipate that 2023 will continue to be a volatile macroeconomic environment. As of the date of this Quarterly Report on Form 10-Q, we have not experienced a significant negative impact on our revenues and profitability due to the direct impact of the pandemic, and the impact of Covid-19 in general on the business environment has largely moderated. However, there still remains uncertainty around the pandemic, including its effect on labor or other macroeconomic factors and the spread of new Covid-19 variants and resurgences.

The primary inflationary factor affecting our operations is labor costs. For the three and six months ended June 30, 2023, company-owned or managed clinics were negatively impacted by labor shortages and wage increases, which increased our general and administrative expenses. Further, should we fail to continue to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our patient service to suffer. We expect elevated levels of cost inflation to persist in 2023, although at lower levels than experienced in 2022. While the effects of inflation on our labor costs have been partially mitigated by pricing actions we have taken in response, there can be no assurance that we will be able to continue to take such pricing actions. A continued increase in labor costs could have an adverse effect on our operating costs, financial condition and results of operations.

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

Other Significant Events and/or Recent Developments
For the three months ended June 30, 2023, compared to the prior year period:
•System-wide comp Sales of clinics that have been open for at least 13 full months increased 5.0%.

•System-wide comp Sales for mature clinics open 48 months or more decreased 1.0%.

•System-wide sales for all clinics open for any amount of time grew 13.3%.

On June 15, 2023, we entered into an agreement under which we repurchased the right to develop franchises in various counties in Wisconsin. The total consideration for the transaction was $1.0 million. We carried an upfront regional developer fee liability balance associated with this transaction of $0.3 million, representing the unrecognized fee collected upon the execution of the regional developer agreement. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated upfront regional developer fee liability was netted against the aggregate purchase price. We recognized the net amount of $0.7 million as a general and administrative expense on June 15, 2023.
On May 22, 2023, we entered into an Asset and Franchise Purchase Agreement under which we repurchased from the sellers three operating franchised clinics in California. We operate the franchises as company-managed clinics. The total purchase price for the transaction was $1,188,764, less $28,997 of net deferred revenue, resulting in total purchase consideration of $1,159,767. Based on the terms of the purchase agreement, the acquisition has been treated as an asset purchase.
For the three months ended June 30, 2023, we constructed and developed three new corporate clinics.

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
Critical Accounting Estimates
There were no changes in our critical accounting estimates during the six months ended June 30, 2023 from those set forth in “Significant Accounting Policies and Estimates” in our Form 10-K/A for the year ended December 31, 2022.

Restatement of Previously Issued Consolidated Financial Statements

The Company concluded that the Company’s previously issued financial statements for the years ended December 31, 2022 and 2021 and interim periods, except for the three month periods ended March 31, 2023 and 2022, should be restated to correct historical errors related principally to the accounting for the purchase of reacquired Regional Developer Rights and impact of certain transfer pricing adjustments for the Company’s consolidated VIEs. The discussion of financial results presented herein is reflective of the restatement adjustments for 2022 and 2021.

Default Under Credit Agreement

On September 8, 2023, JP Morgan Chase waived, on a one-time only basis, a default that occurred under the Credit Agreement. The default occurred as of the close of business on September 6, 2023. The default resulted from the Company’s inability to deliver in a timely manner the financial statements in this Quarterly Report on Form 10-Q. The Company’s inability to produce and file this Quarterly Report on Form 10-Q in a timely manner (which filing constitutes delivery to JP Morgan Chase of the Company’s financial statements) was the result of the discovery of errors in the US GAAP accounting treatment for re-acquired regional developer rights and for transfer pricing for its variable interest entities. JP Morgan Chase waived this default until September 30, 2023. The filing of this Quarterly Report on Form 10-Q prior to September 30, 2023 cures the default.

Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues - three months ended June 30, 2023 compared with three months ended June 30, 2022
Components of revenues were as follows:

	Three Months Ended June 30,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)
Revenues:
Revenues from company-owned or managed clinics	$17,802,838	$14,492,972	$3,309,866	22.8%
Royalty fees	7,172,159	6,411,214	$760,945	11.9%
Franchise fees	671,368	686,886	$(15,518)	(2.3)%
Advertising fund revenue	2,041,050	1,825,757	$215,293	11.8%
IT related income and software fees	1,234,812	1,099,981	$134,831	12.3%
Other revenues	384,957	370,555	$14,402	3.9%
Total revenues	$29,307,184	$24,887,365	$4,419,819	17.8%
Consolidated Results

Total revenues increased by $4.4 million, primarily due to the continued expansion and revenue growth of our franchise base and the continued revenue growth and expansion of our company-owned or managed clinics portfolio.
Corporate Clinics
Revenues from company-owned or managed clinics increased, primarily due to the expansion of our corporate-owned or managed clinics portfolio, as well as due to improved same-store sales growth of newer clinics. As of June 30, 2023 and 2022, there were 134 and 107 company-owned or managed clinics in operation, respectively.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of June 30, 2023 and 2022, there were 756 and 662 franchised clinics in operation, respectively.
•Franchise fees remained relatively flat due to a slight decrease in executed franchise agreements in the current quarter period compared to the prior period, as these fees are recognized ratably over the term of the respective franchise agreement, partially offset by the impact of greater accelerated revenue recognition resulting from the terminated franchise license agreements in the current quarter period compared to the prior period.
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Other revenues primarily consisted of merchant income associated with credit card transactions.
Total Revenues - six months ended June 30, 2023 compared with six months ended June 30, 2022
Components of revenues were as follows:

	Six Months Ended June 30,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)
Revenues:
Revenues from company-owned or managed clinics	$34,930,795	$27,099,971	$7,830,824	28.9%
Royalty fees	14,038,182	12,420,146	$1,618,036	13.0%
Franchise fees	1,425,794	1,327,851	$97,943	7.4%
Advertising fund revenue	3,993,455	3,536,474	$456,981	12.9%
IT related income and software fees	2,444,817	2,056,979	$387,838	18.9%
Other revenues	774,962	682,695	$92,267	13.5%
Total revenues	$57,608,005	$47,124,116	$10,483,889	22.2%
Consolidated Results
Total revenues increased by $10.5 million, primarily due to the continued expansion and revenue growth of our franchise base and of our company-owned or managed clinics portfolio.
Corporate Clinics
Revenues from company-owned or managed clinics increased, primarily due to the expansion of our corporate-owned or managed clinics portfolio, as well as due to improved same-store sales growth in newer clinics. As of June 30, 2023 and 2022, there were 134 and 107 company-owned or managed clinics in operation, respectively.
Franchise Operations

•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of June 30, 2023 and 2022, there were 756 and 662 franchised clinics in operation, respectively.
•Franchise fees increased primarily due to the increase in number of franchise licenses from the prior period in addition to accelerated revenue recognition resulting from the terminated franchise license agreements in the current year period compared to the prior period.
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Other revenues primarily consisted of merchant income associated with credit card transactions.

Cost of Revenues	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)

Three Months Ended June 30,	2,595,512	2,257,092	$338,420	15.0%
Six Months Ended June 30,	5,070,197	4,368,076	$702,121	16.1%
For the three months ended June 30, 2023, as compared with the three months ended June 30, 2022, the total cost of revenues increased primarily due to an increase in regional developer royalties and sales commissions of $0.3 million. For the six months ended June 30, 2023, as compared with the six months ended June 30, 2022, the total cost of revenues increased primarily due to an increase in regional developer royalties and sales commissions of $0.7 million.
Selling and Marketing Expenses

Selling and Marketing Expenses	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	4,707,818	3,839,724	$868,094	22.6%
Six Months Ended June 30,	8,868,062	7,127,212	$1,740,850	24.4%

Selling and marketing expenses increased for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, driven by an increase in advertising fund expenditures from a larger franchise base and an increase in local marketing expenditures by the company-owned or managed clinics.
Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)

Three Months Ended June 30,	2,329,267	1,461,870	$867,397	59.3%
Six Months Ended June 30,	4,544,322	2,798,527	$1,745,795	62.4%
Depreciation and amortization expenses increased for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, driven by the depreciation and amortization expenses associated with the expansion of our corporate-owned or managed clinics portfolio in 2022 and 2023.

General and Administrative Expenses

General and Administrative Expenses	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)

Three Months Ended June 30,	19,904,796	18,570,301	$1,334,495	7.2%
Six Months Ended June 30,	39,943,272	34,103,726	$5,839,546	17.1%
General and administrative expenses increased for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to the increases in the following to support continued clinic count and revenue growth in both operating segments: (i) payroll and related expenses of $1.8 million, (ii) utilities and facilities expenses in the corporate clinic segment of $0.4 million, (iii) software and maintenance expense of $0.2 million, and (iv) professional and advisory fees of $0.2 million partially offset by a decrease in reacquisition of regional developer rights of $1.3 million. General and administrative expenses increased for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to the increases in the following to support continued clinic count and revenue growth in both operating segments: (i) payroll and related expenses of $5.5 million, (ii) utilities and facilities expenses in the corporate clinic segment of $0.9 million, (iii) professional and advisory fees of $0.3 million, (iv) software and maintenance expense of $0.3 million, and (v) general overhead and administrative expenses of $0.2 million partially offset by a decrease in reacquisition of regional developer rights of $1.4 million. As a percentage of revenue, general and administrative expenses during the six months ended June 30, 2023 and 2022 were 69% and 72%, respectively.
Income from Operations - three months ended June 30, 2023 compared with three months ended June 30, 2022

Three Months Ended June 30,	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)

Loss from Operations	(374,554)	(1,330,466)	$955,912	(71.8)%
Consolidated Results
Consolidated loss from operations decreased by $1.0 million for the three months ended June 30, 2023 compared with the three months ended June 30, 2022, primarily due to the increased expenses in the corporate clinics and unallocated corporate segments discussed below.
Corporate Clinics
Our corporate clinics segment had loss from operations of $21,790 for the three months ended June 30, 2023, a decrease of $0.5 million compared to income from operations of $0.6 million for the prior year period. The decrease was primarily due to:
•A $3.8 million increase in operating expenses due to the increases in the following: (i) payroll-related expenses of $1.5 million due to a higher head count to support the expansion of our corporate clinic portfolio and general wage increases to remain competitive in the current labor market, (ii) depreciation and amortization expense associated with the expansion of our corporate-owned or managed clinics portfolio in 2022 and 2023 of $0.8 million, (iii) selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics of $0.9 million, and (iv) general overhead and administrative expenses to support the expansion of our corporate clinic portfolio of $0.6 million; partially offset by
•An increase in revenues of $3.3 million from company-owned or managed clinics.
Franchise Operations
Our franchise operations segment had income from operations of $4.2 million for the three months ended June 30, 2023, an increase of $2.1 million, compared to income from operations of $2.2 million for the prior year period. This increase was primarily due to:

•An increase of $1.1 million in total revenues; plus
•A decrease of general and administrative expenses related to reacquired regional developer rights of $1.3 million; partially offset by
•An increase of $0.3 million in cost of revenues primarily due to an increase in regional developer royalties and an increase of $0.1 million in operating expenses due to an increase in payroll-related expenses.
Unallocated Corporate
Unallocated corporate expenses for the three months ended June 30, 2023 increased by $0.6 million compared to the prior year period, primarily due to the increase in general and administrative expenses of $0.6 million.
Income from Operations - six months ended June 30, 2023 compared with six months ended June 30, 2022

Six Months Ended June 30,	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)

Loss from Operations	(1,027,663)	(1,369,174)	$341,511	(24.9)%
Consolidated Results
Consolidated loss from operations decreased by $0.3 million for the six months ended June 30, 2023 compared with the six months ended June 30, 2022, primarily due to the increased expenses in the corporate clinics and unallocated corporate segments discussed below.
Corporate Clinics
Our corporate clinics segment had a loss from operations of $0.4 million for the six months ended June 30, 2023, a decrease of $0.8 million compared to income from operations of $0.4 million for the prior year period. The decrease was primarily due to:
•A $8.6 million increase in operating expenses due to the increases in the following: (i) payroll-related expenses of $4.2 million due to a higher head count to support the expansion of our corporate clinic portfolio and general wage increases to remain competitive in the current labor market, (ii) depreciation and amortization expense associated with the expansion of our corporate-owned or managed clinics portfolio in 2022 and 2023 of $1.7 million, (iii) selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics of $1.4 million, and (iv) general overhead and administrative expenses to support the expansion of our corporate clinic portfolio of $1.3 million; partially offset by
•An increase in revenues of $7.8 million from company-owned or managed clinics.
Franchise Operations
Our franchise operations segment had income from operations of $8.8 million for the six months ended June 30, 2023, an increase of $2.4 million, compared to income from operations of $6.4 million for the prior year period. This increase was primarily due to:
•An increase of $2.7 million in total revenues; plus
•A decrease of general and administrative expenses related to reacquired regional developer rights of $1.4 million; partially offset by; partially offset by
•An increase of $0.7 million in cost of revenues primarily due to an increase in regional developer royalties and an increase of $1.0 million in operating expenses, primarily due to an increase in: (i) selling and marketing expenses resulting from a larger franchise base of $0.3 million, (ii) payroll-related expenses of $0.5 million, and (iii) travel-related expenses of $0.1 million resulting from supporting franchise base regions previously supported by regional developers.

Unallocated Corporate
Unallocated corporate expenses for the six months ended June 30, 2023 increased by $1.2 million compared to the prior year period, primarily due to the increases in payroll-related expenses of $0.9 million and increases in professional and advisory fees of $0.3 million.
Other Income (Expense), Net

Three Months Ended June 30,	2023	2022	Change from Prior Year	Percent Change from Prior Year

Other income (expense), net	(106,520)	(19,286)	$(87,234)	(452.3)%
Other income (expenses), net decreased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to the reduction of the estimated employee retention credits ("ERC") of $92,000 and an increase in interest expense of $33,000. These negative impacts were partially offset by an increase in interest income of $54,000.

Six Months Ended June 30,	2023	2022	Change from Prior Year	Percent Change from Prior Year

Other income (expense), net	3,714,642	(35,434)	$3,750,076	10,583.3%
Other income (expenses), net increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to the recognition and receipt of the $3.8 million of ERC, net of the consulting fee, in the first quarter of 2023, partially offset by net interest expense of $0.1 million.
Non-GAAP Financial Measures
The table below reconciles net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(as restated)		(as restated)
Non-GAAP Financial Data:
Net (loss) income	$(320,489)	$(871,868)	$2,005,675	$(867,648)
Net interest expense	14,937	19,286	64,661	35,433
Depreciation and amortization expense	2,329,267	1,461,870	4,544,322	2,798,527
Tax expense (benefit)	(160,585)	(477,884)	681,304	(536,960)
EBITDA	1,863,130	131,404	7,295,962	1,429,352
Stock compensation expense	417,017	340,191	683,227	663,747
Acquisition related expenses	716,299	2,074,153	857,992	2,228,668
Loss on disposition or impairment	144,345	88,844	209,815	95,749
Other (income), net	91,583	—	(3,779,304)	—
Adjusted EBITDA	$3,232,374	$2,634,592	$5,267,692	$4,417,516
Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment and other income related to the ERC. There was no bargain purchase gain for the three and six months ended June 30, 2023 and 2022. We have provided Adjusted EBITDA because it is a non-GAAP measure of financial performance commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit or as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

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
Liquidity and Capital Resources
As of June 30, 2023, we had unrestricted cash and short-term bank deposits of $13.6 million and $18 million of available capacity under the Revolver. While the pandemic and the Ukraine War create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next twelve months.

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
Analysis of Cash Flows
Net cash provided by operating activities increased by $8.7 million to $7.5 million for the six months ended June 30, 2023, compared to $(1.2) million for the six months ended June 30, 2022. The increase was primarily attributable to an increase in revenue over the prior year period and the receipt of the $4.8 million ERC, which was partially offset by an increase in general and administrative expenses over the prior year period.
Net cash used in investing activities was $3.8 million and $8.8 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, this included acquisitions of $1.1 million, and purchases of property and equipment of $2.7 million. For the six months ended June 30, 2022, this included acquisitions of $5.6 million, and the purchases of property and equipment of $3.2 million.
Net cash provided by financing activities for the six months ended June 30, 2023 was $0.2 million, compared to less than $100 thousand for the six months ended June 30, 2022. For the six months ended June 30, 2023, this included the proceeds from the exercise of stock options of $0.2 million.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.
Off-Balance Sheet Arrangements

During the six months ended June 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2023, there were no material changes to the quantitative and qualitative disclosures about market risk appearing in Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K/A for the year ended December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our management concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Our management determined that the material weaknesses disclosed for the year ended December 31, 2022 and 2021 in its internal control over financial reporting continue to exist at June 30, 2023, specifically:

We failed to properly design controls to appropriately determine the proper treatment of complex accounting areas, including income taxes, revenue recognition and asset acquisition transactions.

Remediation Plan for Existing Material Weaknesses

We are in the process of and continue to focus on implementing measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include modifying internal controls to address completeness of documentation on uncertain tax positions, revenue and acquisition related transactions and adoptions of the appropriate respective accounting standards, specifically through the utilization of subject matter experts to review conclusions over complex accounting policies. While we expect that our remediation actions over the design of our affected controls for the material weakness will be completed during fiscal 2023, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are a party to litigation from time to time. We maintain insurance to cover certain litigation and claims.
ITEM 1A. RISK FACTORS

We documented our risk factors in Item 1A of Part I of our Form 10-K/A for the year ended December 31, 2022. There have been no material changes to our risk factors since the filing of that report, except for the addition or modification of the following risk factors:

In RISKS RELATED TO OPERATING OUR BUSINESS:

Inflation, exacerbated by COVID-19 and the Ukraine War, has led to increased labor costs and interest rates and may lead to reduced discretionary spending, all of which may negatively impact our business.

The primary inflationary factor affecting our operations is labor costs. During 2022 and 2023, company-owned or managed clinics were negatively impacted by wage increases, which increased our general and administrative expenses and decreased profitability. A significant number of our clinic service personnel are paid at rates related to the applicable minimum wage, and increases in the minimum wage could increase our labor costs. As of January 1, 2023, the minimum wage increased in a number of states, the District of Columbia and local municipalities, with many of these wage increases triggered automatically by increases in the cost of living due to high inflation. Such wage increases likely will further increase our general and administrative expenses in the affected jurisdictions. A continued increase in labor costs is likely to continue to have an adverse impact on profitability and may result in additional price increases to offset their impact. Further, should we fail to continue to increase our wages competitively in response to any continued increase in wage rates, the quality of our workforce could decline, causing our patient services to suffer.

In addition to relief and recovery, our services emphasize preventive and maintenance care, which is generally not a medical necessity, and may be viewed as a discretionary medical expenditure. Discretionary spending is negatively impacted by, among other things, those factors disclosed in our Form 10-K/A for the year ended December 31, 2022 under the caption “Recent Events” in Management’s Discussion and Analysis of Financial Condition and Results of Operations -- unfavorable global economic or political conditions, such as the recent COVID-19 pandemic, the Ukraine War, inflation and other cost increases, and increases in interest rates. As further disclosed under the aforementioned caption, we anticipate that fiscal 2023 will continue to be a volatile macroeconomic environment and expect elevated levels of cost inflation to persist for 2023. Reductions in discretionary spending may adversely impact our business, financial condition, or results of operations. Rising interest rates also will make it more expensive for potential franchisees to finance new clinic acquisitions and thus may reduce the pool of available franchisees, which also could adversely impact our business. Borrowings under our credit facility bear interest at rates tied to certain benchmark interest rates. Increases in the federal funds rate has caused these benchmark rates to increase, and additional increases are likely to further increase such benchmark rates. Higher rates increase our borrowing costs and may reduce the amounts available under our credit facility for our corporate needs, including working capital, capital expenditures and acquisitions.

In the event that a further deterioration of economic conditions causes a significant decrease in demand for our services, this could negatively impact our ability to meet the financial covenants in our credit facility, although we were in compliance as of June 30, 2023. Furthermore, a deterioration of equity and credit markets may make other debt or equity financing difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, may be more costly or more dilutive. If we are unable to access our credit facility as a result of noncompliance with its covenants or are unable to obtain other debt or equity financing, this could limit our opportunity to acquire more clinics and regional developer rights and to pursue other corporate initiatives.

In FINANCIAL RISK FACTORS:

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

In RISKS RELATED TO OTHER LEGAL AND REGULATORY MATTERS:

We conduct business in a heavily regulated industry, and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

We, our franchisees and the chiropractor-owned PCs to which we and our franchisees provide management services are subject to extensive federal, state and local laws, rules and regulations, including: (i) federal and state laws governing the franchisor-franchisee relationship; (ii) state regulations on the practice of chiropractic; (iii) federal and state laws governing the collection, dissemination, use, security and confidentiality of sensitive personal information; (iv) federal and state laws which contain anti-kickback and fee-splitting provisions and restrictions on referrals; (v) the federal Fair Debt Collection Practices Act and similar state laws that restrict the methods that we and third-party collection companies may use to contact and seek payment from patients regarding past due accounts; (vi) prepayment for chiropractic services; and (vii) federal and state labor laws, including wage and hour laws.

Some state regulations concerning the practice of chiropractic could limit the use of our business model or certain of our business practices in certain states, which may make expanding into those states less attractive. For example, some states prohibit payment in advance for chiropractic services. This has the effect of limiting or prohibiting the use of our membership model in any such states, given that our membership model provides for the payment in advance of a monthly membership fee prior to receipt of services and without regard to whether services are actually provided. We recently elected not to offer franchises in South Dakota and Wyoming because of such a prohibition.

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

In RISKS RELATED TO INFORMATION TECHNOLOGY, CYBERSECURITY AND DATA PRIVACY:

New SEC regulations governing disclosure about risk management, strategy and governance regarding cybersecurity risks and new requirements for reporting of cybersecurity incidents may increase our compliance costs.

The SEC recently adopted a rule, “Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure,” that enhances and standardizes disclosures regarding cybersecurity risk management and governance, as well as material cybersecurity incidents. Under this new rule, public companies will now be required to make annual disclosures describing their processes for identifying and managing material cybersecurity risks, management’s role in assessing and managing such risks, and the Board of Directors’ oversight of cybersecurity risks. Companies also must disclose in a Form 8-K the nature, scope and timing of any material cybersecurity incidents identified and the material impact or reasonably likely material impact on the company. We expect to face increased costs to comply with this new SEC cybersecurity rule, including increased costs for cybersecurity training and management. Furthermore, the requirement to report cybersecurity incidents within such a short time frame could mean that there will not be sufficient time to halt a breach before having to report it, potentially giving hackers an advantage.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Registered Securities
None.
ITEM 5. AMENDMENT AND RESTATEMENT OF BYLAW

Effective as of September 26, 2023, pursuant to the power granted by the certificate of incorporation as permitted by the Delaware General Corporation Law (the “DGCL”), the board of directors (the “Board”) of The Joint Corp., a Delaware corporation (the “Company”), approved the amendment and restatement of the Company’s Third Amended and Restated Bylaws pursuant to the Fourth Amended and Restated By-Laws attached hereto and incorporated herein by reference as Exhibit 3.2 (the “New Bylaws”), effective as of September 26, 2023. The following is a summary of the material amendments to the Company’s Third Amended and Restated Bylaws effected by the New Bylaws:

•amend certain provisions to align them with and conform them to amendments to the DGCL that have been effected since the Third Company’s Amended and Restated Bylaws were last materially amended, including, without limitation, to:

•clarify that the Company may hold meetings of its stockholders by means of remote communications as permitted by Section 211 of the DGCL;

•align the requirements for the list of stockholders entitled to vote at a meeting of stockholders to Section 219 of the DGCL;

•align the provisions governing the fixing of the record date or dates for determining stockholders entitled to receive notice of or to vote at a meeting of stockholders or any adjournment thereof to Section 213 of the DGCL;

•align the provisions governing the creation of committees of the Board to Section 141(c)(2) of the DGCL;

•align the provisions governing director resignations to Section 141of the DGCL;

•align the provisions governing certificated and uncertificated shares to Section 158 of the DGCL;

•align the provisions governing lost stock certificates to Section 167 of the DGCL;

•align the requirements for waivers of notice of meetings of the Board and stockholders to Section 229 of the DGCL; and

•permit stockholder action by consent in lieu of a meeting to be take by “electronic transmission” in addition to “writing” as permitted by the DGCL;

•clarify the ability of the person presiding over a meeting of the Company’s stockholders to prescribe rules and regulations for the conduct of such meeting;

•include a “forum selection” clause to require (i) Delaware corporate law related claims to be adjudicated by the Delaware Court of Chancery as permitted by Section 115 of the DGCL and (ii) actions asserting a cause of action under the Securities Act of 1933, as amended, to be adjudicated by the federal district court in the State of Delaware;

•conform the provisions governing the calling of special meetings of stockholders to the Company’s certificate of incorporation;

•reduce the stockholder vote required for business (other than nominations for election of directors and where a higher vote is required by applicable law or the Company’s certificate of incorporation or bylaws) to a majority of the votes cast at a meeting at which a quorum is present;

•amend the provisions governing procedural and notice requirements for stockholders proposing to nominate individuals for election as directors or propose other business to be conducted (other than proposals to be included in the Company’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended) at annual meetings of stockholders or to nominate individuals for election as directors at special meetings of stockholders at which one or more directors are to be elected pursuant to the Company’s notice of such meeting, including, without limitation, to:

•modify the deadlines for (i) stockholder nominations of individuals for election as directors at any annual meeting of stockholders or any special meeting of stockholders at which one or more directors are to be elected pursuant to the Company’s notice of such meeting or (ii) stockholder proposals of other business to be conducted at any annual meeting of stockholders, in each case, to align with the deadlines that are most prevalent among public companies;

•modify the notice requirements for stockholder nominations of individuals for election as directors to align with Rule 14a-19 (i.e., the “universal proxy card rules”);

•modify the notice requirements for stockholder nominations of individuals for election as directors and stockholder proposals of other business to require notification of intent to solicit proxies or deliver a proxy statement; and

•clarify that a failure to comply with such notice and procedural requirements, including failing to appear at the meeting to present such nomination or business, will result in a stockholder’s nomination or proposal of other business being disregarded;

•amend the provisions governing the Board to:

•permit solely the Board to fill vacancies and newly created directorships on the Board (consistent with the Company’s certificate of incorporation); and

•revise the quorum requirements for Board meetings to be based on voting power (rather than number) of directors;

•amend the provisions governing meetings of stockholders to clarify that annual stockholders may be postponed by action of the Board at any time in advance of such meetings and that special meetings of stockholders may be postponed by action of the Board or by the person calling such meeting (if other than the Board) at any time in advance of such meeting; and

•amend the indemnification provisions to mandate future indemnification of litigation expenses solely for directors and officers (not also employees and agents).
The foregoing description of the amendments effected by the New Bylaws is qualified in its entirety by the full text of the New Bylaws attached hereto and incorporated herein by reference as Exhibit 3.2.
ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-198860) filed with the Securities and Exchange Commission on September 19, 2014)

3.2*	Fourth Amended and Restated Bylaws of The Joint Corp
10.1
The Joint Corp. Amended and Restated 2014 Incentive Stock Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on May 25, 2023)

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

THE JOINT CORP.

Dated: September 26, 2023	By:	/s/ Peter D. Holt
Peter D. Holt President and Chief Executive Officer (Principal Executive Officer)

Dated: September 26, 2023	By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer)