Form 10-Q/A
period 2023-03-31
JOINT Corp
filed 2023-10-30
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non- accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of May 1, 2023, the registrant had 14,678,848 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q/A

EXPLANATORY NOTE

The Joint Corp. (the “Company”) filed its Form 10-Q for the three months ended March 31, 2023 with the U.S. Securities and Exchange Commission (“SEC”) on May 5, 2023 (the “Original Form 10-Q”). This Form 10-Q/A contains the restatement of the Company's unaudited consolidated financial statements covering the quarter ended March 31, 2022. This Amendment also amends the Company’s conclusions and disclosures included in Part I, Item 4 Controls and Procedures of the Original Form 10-Q related to disclosure controls and procedures and internal control over financial reporting.

Restatement Background

As previously disclosed, on August 30, 2023, the Chief Financial Officer of the Company, after meeting with the members of the Audit Committee to discuss the matters disclosed herein and in consultation with BDO USA, P.C. (“BDO”), the Company’s independent registered public accounting firm, concluded that the Company’s previously issued audited financial statements as of and for the year ended December 31, 2022 contained in the Annual Report on Form 10-K for the year ended December 31, 2022 and the unaudited interim financial statements contained in the Quarterly Reports on Form 10-Q for the quarters and cumulative periods ended June 30, 2022 and September 30, 2022 (the “2022 Previously Issued Financial Statements”) contained material errors and should be restated, which conclusion was thereafter formally ratified by the Audit Committee and the Board of Directors of the Company. On September 11, 2023, the Chief Financial Officer of the Company, after meeting with the members of the Audit Committee to discuss the matters disclosed herein and in consultation with BDO, further concluded that the Company’s previously issued audited financial statements as of and for the year ended December 31, 2021 contained in the Annual Report on Form 10-K for the year ended December 31, 2022 and the unaudited interim financial statements contained in the Quarterly Reports on Form 10-Q for the quarters and cumulative periods ended March 31, 2022 and 2021, June 30, 2021, and September 30, 2021 (the “Additional Previously Issued Financial Statements,” and together with the 2022 Previously Issued Financial Statements, the “Previously Issued Financial Statements”) contained material errors and should be restated, which conclusion was thereafter formally ratified by the Board of Directors of the Company. These determinations occurred following discussions of the matter among BDO, officers of the Company and members of the Company’s Board of Directors. Accordingly, investors and all other persons should no longer rely upon the Previously Issued Financial Statements included in the Company’s previously filed Form 10-K and Form 10-Qs for the periods listed above. In addition, any previously issued or filed earnings releases, investor presentations or other communications describing the Previously Issued Financial Statements and other related financial information covering these periods should no longer be relied upon.

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

Additionally, the Company files standalone Federal corporate and State tax returns as well as city income and franchise tax returns for itself and its four variable interest entities (“VIEs"), which it controls under its corresponding management agreements. The four VIEs were set up due to the various States’ regulatory and legal requirements. The Company has management agreements with each of the four VIEs (“PCs” or “professional corporations”).

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

Internal Control Considerations

As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. Management has concluded that the Company's internal controls over financial reporting were not effective as of March 31, 2023, due to material weaknesses in internal controls over the accounting of complex areas, including income taxes, revenue recognition and asset acquisition transactions.

For a discussion of management’s considerations of the Company’s internal control over financial reporting and the material weaknesses identified, refer to Controls and Procedures in Part I, Item 4.

Items Amended in this Form 10-Q/A

This Form 10-Q/A for the quarters ended March 31, 2023, and March 31, 2022, reflects changes to the Consolidated Balance Sheet at March 31, 2022 and the Consolidated Income Statements, Statements of Stockholders’ Equity, and Statements of Cash Flows for the quarter ended March 31, 2022, and the related notes thereto. Restatement of consolidated financial statements for the quarter ended March 31, 2022 is disclosed in Note 1 to the consolidated financial statements. Other sections impacted are:

• Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations
• Part I, Item 4, Controls and Procedures
• Part II, Item 6, Exhibits

The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Report on Form 10-Q for the quarter for ended March 31, 2022. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated period in this Form 10-Q/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Form 10-Q/A pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

See Note 1 to the consolidated financial statements, included in Part I of this Form 10-Q/A, for additional information on the restatement and the related consolidated financial statement effects.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-Q and does not modify or update the disclosures therein. This Amendment should be read in conjunction with the Company’s other filings with the SEC.

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)	(as restated)
Current assets:
Cash and cash equivalents	$14,773,225	$9,745,066
Restricted cash	731,379	805,351
Accounts receivable, net	3,525,643	3,911,272
Deferred franchise and regional development costs, current portion	1,059,126	1,054,060
Prepaid expenses and other current assets	3,468,749	2,098,359
Total current assets	23,558,122	17,614,108
Property and equipment, net	17,500,027	17,475,152
Operating lease right-of-use asset	22,451,137	20,587,199
Deferred franchise and regional development costs, net of current portion	5,678,935	5,707,678
Intangible assets, net	9,991,070	10,928,295
Goodwill	8,493,407	8,493,407
Deferred tax assets	11,194,762	11,928,152
Deposits and other assets	755,585	756,386
Total assets	$99,623,045	$93,490,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,836,853	$2,966,589
Accrued expenses	1,996,427	1,069,610
Co-op funds liability	731,379	805,351
Payroll liabilities ($0.9 million and $0.6 million attributable to VIE)	3,571,008	2,030,510
Operating lease liability, current portion	5,622,576	5,295,830
Finance lease liability, current portion	24,693	24,433
Deferred franchise fee revenue, current portion	2,487,795	2,468,601
Deferred revenue from company clinics ($4.9 million and $4.7 million attributable to VIE)	7,713,735	7,471,549
Upfront regional developer fees, current portion	491,142	487,250
Other current liabilities	592,293	597,294
Total current liabilities	25,067,901	23,217,017
Operating lease liability, net of current portion	20,211,159	18,672,719
Finance lease liability, net of current portion	57,235	63,507
Debt under the Credit Agreement	2,000,000	2,000,000
Deferred franchise fee revenue, net of current portion	14,233,564	14,161,134
Upfront regional developer fees, net of current portion	1,449,270	1,500,278
Other liabilities	1,287,879	1,287,879
Total liabilities	64,307,008	60,902,534
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,671,360 shares issued and 14,639,325 shares outstanding as of March 31, 2023 and 14,560,353 shares issued and 14,528,487 outstanding as of December 31, 2022	14,671	14,560
Additional paid-in capital	45,962,861	45,558,305
Treasury stock 32,035 shares as of March 31, 2023 and 31,866 shares as of December 31, 2022, at cost	(859,279)	(856,642)
Accumulated deficit	(9,827,216)	(12,153,380)
Total The Joint Corp. stockholders' equity	35,291,037	32,562,843
Non-controlling Interest	25,000	25,000
Total equity	35,316,037	32,587,843
Total liabilities and stockholders' equity	$99,623,045	$93,490,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2023	2022
		(as restated)
Revenues:
Revenues from company-owned or managed clinics	$17,127,957	$12,606,999
Royalty fees	6,866,023	6,008,932
Franchise fees	754,425	640,965
Advertising fund revenue	1,952,406	1,710,717
Software fees	1,210,005	956,998
Other revenues	390,004	312,140
Total revenues	28,300,820	22,236,751
Cost of revenues:
Franchise and regional development cost of revenues	2,140,835	1,801,026
IT cost of revenues	333,850	309,958
Total cost of revenues	2,474,685	2,110,984
Selling and marketing expenses	4,160,244	3,287,488
Depreciation and amortization	2,215,055	1,336,656
General and administrative expenses	20,038,476	15,533,426
Total selling, general and administrative expenses	26,413,775	20,157,570
Net loss on disposition or impairment	65,469	6,906
Loss from operations	(653,109)	(38,709)
Other income (expense), net	3,821,162	(16,147)
Income (loss) before income tax benefit	3,168,053	(54,856)
Income tax expense	841,889	(59,076)
Net income (loss)	$2,326,164	$4,220
Earnings (loss) per share:
Basic earnings (loss) per share	$0.16	$—
Diluted earnings (loss) per share	$0.16	$—
Basic weighted average shares	14,566,185	14,432,652
Diluted weighted average shares	14,861,734	14,432,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2022, as restated	14,560,353	$14,560	$45,558,305	31,866	$(856,642)	$(12,153,380)	$32,562,843	$25,000	$32,587,843
Stock-based compensation expense	—	—	266,210	—	—	—	266,210	—	266,210
Issuance of restricted stock	95,386	95	(95)	—	—	—	—	—	—
Exercise of stock options	15,621	16	138,441	—	—	—	138,457	—	138,457
Purchases of treasury stock under employee stock plans	—	—	—	169	(2,637)	—	(2,637)	—	(2,637)
Net income	—	—	—	—	—	2,326,164	2,326,164	—	2,326,164
Balances, March 31, 2023 (unaudited)	14,671,360	$14,671	$45,962,861	32,035	$(859,279)	$(9,827,216)	$35,291,037	$25,000	$35,316,037

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total
						(as restated)	(as restated)		(as restated)
Balances, December 31, 2021, as restated	14,451,355	$14,450	$43,900,157	31,643	$(850,838)	$(12,780,085)	$30,283,684	$25,000	$30,308,684
Stock-based compensation expense	—	—	323,556	—	—	—	323,556	—	323,556
Issuance of restricted stock	36,722	37	(37)	—	—	—	—	—	—
Exercise of stock options	4,972	5	49,618	—	—	—	49,623	—	49,623
Purchases of treasury stock under employee stock plans	—	—	—	74	(2,598)	—	(2,598)	—	(2,598)
Net loss	—	—	—	—	—	4,220	4,220	—	4,220
Balances, March 31, 2022, as restated (unaudited)	14,493,049	$14,492	$44,273,294	31,717	$(853,436)	$(12,775,865)	$30,658,485	$25,000	$30,683,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
		(as restated)
Cash flows from operating activities:
Net income (loss)	$2,326,164	$4,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,215,055	1,336,656
Net loss on disposition or impairment (non-cash portion)	65,469	6,906
Net franchise fees recognized upon termination of franchise agreements	(73,095)	—
Deferred income taxes	733,390	(211,629)
Stock based compensation expense	266,210	323,556
Changes in operating assets and liabilities:
Accounts receivable	385,629	88,008
Prepaid expenses and other current assets	(1,370,390)	(144,644)
Deferred franchise costs	(27,255)	(86,692)
Deposits and other assets	801	(94,878)
Accounts payable	(1,189,662)	59,461
Accrued expenses	818,784	(164,751)
Payroll liabilities	1,540,498	(1,522,340)
Deferred revenue	437,838	498,273
Upfront regional developer fees	(47,116)	(296,983)
Other liabilities	(57,727)	402,715
Net cash provided by operating activities	6,024,593	197,878

Cash flows from investing activities:
Purchase of property and equipment	(1,200,215)	(1,289,943)
Net cash used in investing activities	(1,200,215)	(1,289,943)

Cash flows from financing activities:
Payments of finance lease obligation	(6,011)	(21,387)
Purchases of treasury stock under employee stock plans	(2,637)	(2,598)
Proceeds from exercise of stock options	138,457	49,623
Net cash provided by financing activities	129,809	25,638

Increase (decrease) in cash, cash equivalents and restricted cash	4,954,187	(1,066,427)
Cash, cash equivalents and restricted cash, beginning of period	10,550,417	19,912,338
Cash, cash equivalents and restricted cash, end of period	$15,504,604	$18,845,911

Reconciliation of cash, cash equivalents and restricted cash:	March 31, 2023	March 31, 2022
Cash and cash equivalents	$14,773,225	$18,251,194
Restricted cash	731,379	594,717
	$15,504,604	$18,845,911

Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Three Months Ended March 31,
	2023	2022
Net cash paid for (refunded):
Interest	$81,651	$11,250
Income taxes	$(41,246)	$—
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$167,959	$109,882
Stock Option Proceeds Receivable	$—	$11,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Such unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Amended and Restated Form 10-K as of and for the year ended December 31, 2022, filed with the SEC on September 26, 2023 ("Form 10-K/A"), which included all disclosures required by U.S. GAAP. The results of operations for the periods ended March 31, 2023 and 2022 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended March 31, 2023 and 2022 is unaudited.
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

The Company assessed the impact of these errors on its previously issued interim financial statements and determined them to be quantitatively and qualitatively material to the period ended March 31, 2022 based on its analysis of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. These errors have been corrected in the consolidated balance sheets as of December 31, 2022 and 2021 and the consolidated income statements, statements of changes in stockholders’ equity, and statements of cash flows for the years then ended.

The following table summarizes the effect of the errors on the Company’s consolidated balance sheet as of March 31, 2022:

	March 31, 2022		March 31, 2022
	As Previously Reported	Adjustments	As Restated
Intangible assets, net	$4,829,941	$(552,911)	$4,277,030
Deferred tax assets	9,205,410	2,493,018	11,698,428
Total assets	85,062,449	1,940,107	87,002,556
Current liabilities:
Deferred franchise and regional development fee revenue, current portion	3,130,856	(3,130,856)	—
Deferred franchise fee revenue, current portion	—	2,408,266	2,408,266
Upfront regional developer fees, current portion	—	722,590	722,590
Other current liabilities	541,250	24,511	565,761
Total current liabilities	20,624,047	24,511	20,648,558
Deferred franchise and regional development fee revenue, net of current portion	15,410,136	(15,410,136)	—
Deferred franchise fee revenue, net of current portion	—	13,154,047	13,154,047
Upfront regional developer fees, net of current portion	—	2,256,089	2,256,089
Other liabilities	27,230	966,523	993,753
Total liabilities	55,328,037	991,034	56,319,071
Accumulated deficit	(13,724,938)	949,073	(12,775,865)
Total The Joint Corp. stockholders' equity	29,709,412	949,073	30,658,485
Total equity	29,734,412	949,073	30,683,485
Total liabilities and stockholders' equity	85,062,449	1,940,107	87,002,556

The following table summarizes the effect of the errors on the Company’s consolidated income statement for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	As Restated
Revenues:
Regional developer fees	$201,787	$(201,787)	$—
Total revenues	22,438,538	(201,787)	22,236,751
Cost of revenues:
Franchise and regional developer cost of revenues	2,002,813	(201,787)	1,801,026
Total cost of revenues	2,312,771	(201,787)	2,110,984
Depreciation and amortization	1,629,176	(292,520)	1,336,656
General and administrative expenses	15,378,623	154,803	15,533,426
Total selling, general and administrative expenses	20,295,287	(137,717)	20,157,570
Income from operations	(176,426)	137,717	(38,709)
Income before income tax expense (benefit)	(192,573)	137,717	(54,856)
Income tax expense (benefit)	13,224	(72,300)	(59,076)
Net income (loss)	(205,797)	210,017	4,220
Earnings per share:
Basic earnings (loss) per share	$(0.01)	$0.01	$—
Diluted earnings (loss) per share	$(0.01)	$0.01	$—

The following table summarizes the effect of the errors on the Company’s consolidated statements of stockholders' equity as of March 31, 2022 and December 31, 2021:

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

The following table summarizes the effect of the errors on the Company’s consolidated statement of cash flows for the three-month period ended March 31, 2022:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$(205,797)	210,017	$4,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,629,176	(292,520)	1,336,656
Deferred income taxes	(16,776)	(194,853)	(211,629)
Changes in operating assets and liabilities:
Upfront regional developer fees	—	(296,983)	(296,983)
Deferred revenue	296,487	201,786	498,273
Other liabilities	280,162	122,553	402,715
Net cash provided by (used in) operating activities	447,878	(250,000)	197,878
Cash flows from investing activities:
Reacquisition and termination of regional developer rights	(250,000)	250,000	—
Net cash used in investing activities	(1,539,943)	250,000	(1,289,943)
Decrease in cash	(1,066,427)	—	(1,066,427)

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

The table below sets forth the impact of the revision on the previously issued consolidated balance sheet for the interim period ended March 31, 2023:

	March 31, 2023		March 31, 2023
	As Previously Reported	Adjustments	As Revised
Intangible assets, net	$11,905,176	$(1,914,106)	$9,991,070
Deferred tax assets	7,708,323	3,486,439	11,194,762
Total assets	98,050,712	1,572,333	99,623,045
Current liabilities:
Deferred franchise and regional development fee revenue, current portion	2,978,937	(2,978,937)	—
Deferred franchise fee revenue, current portion	—	2,487,795	2,487,795
Upfront regional developer fees, current portion	—	491,142	491,142
Other current liabilities	494,250	98,043	592,293
Total current liabilities	24,969,858	98,043	25,067,901
Deferred franchise and regional development fee revenue, net of current portion	15,682,833	(15,682,833)	—
Deferred franchise fee revenue, net of current portion	—	14,233,564	14,233,564
Upfront regional developer fees, net of current portion	—	1,449,270	1,449,270
Other liabilities	27,230	1,260,649	1,287,879
Total liabilities	62,948,315	1,358,693	64,307,008
Accumulated deficit	(10,040,856)	213,640	(9,827,216)
Total The Joint Corp. stockholders' equity	35,077,397	213,640	35,291,037
Total equity	35,102,397	213,640	35,316,037
Total liabilities and stockholders' equity	98,050,712	1,572,333	99,623,045
The table below sets forth the impact of the revision on the previously issued consolidated income statement for the interim period ended March 31, 2023:

	Three Months Ended March, 31 2023		Three Months Ended March, 31 2023
	As Previously Reported	Adjustments	As Revised
Revenues:
Regional developer fees	$149,478	$(149,478)	$—
Total revenues	28,450,298	(149,478)	28,300,820
Cost of revenues:
Franchise and regional developer cost of revenues	2,290,313	(149,478)	2,140,835
Total cost of revenues	2,624,163	(149,478)	2,474,685
Depreciation and amortization	2,342,544	(127,489)	2,215,055
General and administrative expenses	19,936,115	102,361	20,038,476
Total selling, general and administrative expenses	26,438,903	(25,128)	26,413,775
Loss from operations	(678,237)	25,128	(653,109)
Income before income tax expense (benefit)	3,142,925	25,128	3,168,053
Income tax expense	841,889	—	841,889
Net income	2,301,036	25,128	2,326,164
Earnings per share:
Basic earnings per share	$0.16	$—	$0.16
Diluted earnings per share	$0.15	$0.01	$0.16

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

	Three Months Ended March 31,
	2023	2022
		(as restated)
Net (loss) income	$2,326,164	$4,220

Weighted average common shares outstanding - basic	14,566,185	14,432,652
Effect of dilutive securities:
Unvested restricted stock and stock options	295,549	—
Weighted average common shares outstanding - diluted	14,861,734	14,432,652

Basic (loss) earnings per share	$0.16	$—
Diluted (loss) earnings per share	$0.16	$—
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
The following table shows the Company's revenues disaggregated according to the timing of transfer of services:

	Three Months Ended March 31,
	2023	2022
		(as restated)
Revenue recognized at a point in time	$26,336,390	$20,638,788
Revenue recognized over time	1,964,430	1,597,963
Balance at Total Revenue	$28,300,820	$22,236,751
Rollforward of Contract Liabilities and Contract Assets
Changes in the Company's contract liability for deferred franchise fees during the three months ended March 31, 2023 were as follows:

Deferred Revenue short and long-term

Balance at December 31, 2022, as restated	$16,629,735
Revenue recognized that was included in the contract liability at the beginning of the year	(726,371)
Net increase during the three months ended March 31, 2023	817,995
Balance at March 31, 2023	$16,721,359
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

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2023:

Amount
Contract liabilities expected to be recognized in
2023 (remainder)	$1,881,040
2024	2,410,882
2025	2,273,752
2026	2,179,515
2027	2,098,219
Thereafter	5,877,951
Total	$16,721,359

Note 3: Property and Equipment
Property and equipment consist of the following:

	March 31, 2023	December 31, 2022
Office and computer equipment	$5,577,430	$5,207,833
Leasehold improvements	18,691,248	17,842,901
Software developed	5,967,817	5,843,758
Finance lease assets	151,396	151,396
	30,387,891	29,045,888
Accumulated depreciation and amortization	(13,810,513)	(12,675,085)
	16,577,378	16,370,803
Construction in progress	922,649	1,104,349
Property and equipment, net	$17,500,027	$17,475,152
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
Note 5: Intangible Assets
Intangible assets consist of the following:

	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$12,881,894	$(5,282,762)	$7,599,132
Customer relationships	4,330,365	(2,641,865)	1,688,500
Assembled workforce	959,837	(256,399)	703,438
	$18,172,096	$(8,181,026)	$9,991,070

	As of December 31, 2022
		As Restated
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$12,881,894	$(4,755,286)	$8,126,608
Customer relationships	4,330,365	(2,352,500)	1,977,865
Assembled workforce	959,837	(136,015)	823,822
	$18,172,096	$(7,243,801)	$10,928,295
Restated amortization expense related to the Company’s intangible assets was $937,225 and $435,732 for the three months ended March 31, 2023 and 2022, respectively.

Estimated amortization expense for 2023 and subsequent years is as follows:

Amount
2023 (remainder)	$2,706,511
2024	2,578,510
2025	1,542,251
2026	1,225,152
2027	670,120
Thereafter	1,268,526
Total	$9,991,070
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
Note 8: Income Taxes

During the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of $841,889 and income tax benefit of $59,076, respectively. The Company’s effective tax rate differs from the federal statutory tax rate due to permanent differences, discrete items and state taxes. The Company’s effective tax rate differs from the statutory rate for the three months ended March 31, 2023 primarily due the company’s employee retention credit refunds from the Internal Revenue Service. The tax effect of the refund amount, net of the related consulting fees, is treated as a discrete item for the quarter (See Note 11 "Employee Retention Credit"). The effective tax rate for the three months ended March 31, 2022 differs from the statutory rate primarily due to the pre-tax income reported by the Joint Corp., without the VIEs.
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
The tables below present financial information for the Company’s two operating business segments.

	Three Months Ended
	March 31,
	2023	2022
Revenues:		(as restated)
Corporate clinics	$17,127,957	$12,606,999
Franchise operations	11,172,863	9,629,752
Total revenues	$28,300,820	$22,236,751

Depreciation and amortization:
Corporate clinics	1,927,091	1,083,676
Franchise operations	198,974	173,487
Corporate administration	88,990	79,493
Total depreciation and amortization	$2,215,055	$1,336,656

Segment operating (loss) income:
Corporate clinics	$(422,053)	$(145,544)
Franchise operations	4,541,899	4,248,435
Total segment operating income	$4,119,846	$4,102,891

Reconciliation of total segment operating income to consolidated earnings before income taxes:

Total segment operating income	$4,119,846	$4,102,891
Unallocated corporate	(4,772,955)	(4,141,600)
Consolidated (loss) from operations	(653,109)	(38,709)
Other income (expense), net	3,821,162	(16,147)
(Loss) income before income tax benefit	$3,168,053	$(54,856)

	March 31, 2023	December 31, 2022
Segment assets:		(as restated)
Corporate clinics	$57,207,324	$56,008,234
Franchise operations	12,855,697	12,360,878
Total segment assets	70,063,021	68,369,112

Unallocated cash and cash equivalents and restricted cash	15,504,604	10,550,417
Unallocated property and equipment	566,513	915,216
Other unallocated assets	13,488,907	13,655,632
Total assets	$99,623,045	$93,490,377
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q/A and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K/A.
Forward-Looking Statements

This Quarterly Report on Form 10-Q/A, especially in this Management’s Discussion and Analysis or MD&A, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q/A could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” “seek,” “strive,” or the negative of these terms, “mission,” “goal,” “objective,” or “strategy,” or other comparable terminology. All forward-looking statements in this Form 10-Q/A are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Part I, Item 1A of our Form 10-K/A for the year ended December 31, 2022 and in Part II, Item 1A of this or any subsequent quarterly reports on Form 10-Q/A. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q/A. You should carefully consider the trends, risks and uncertainties described below and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. We undertake no obligation to update or revise publicly any forward-looking statements, other than in accordance with legal and regulatory obligations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
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
•we have identified material weaknesses in our internal controls over financial reporting and we may fail to remediate future material weaknesses in our internal controls over financial reporting or may otherwise be unable to maintain an effective system of internal control over financial reporting, which might negatively impact our ability to accurately report our financial results, prevent fraud, or maintain investor confidence;
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
On March 18, 2022, we entered into an agreement under which we repurchased the right to develop franchises in various counties in New Jersey. The total consideration for the transaction was $0.3 million. We carried an upfront regional developer fee liability balance associated with this transaction of $0.1 million, representing the unrecognized fee collected upon the execution of the regional developer agreement. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the upfront regional developer fee liability was netted against the aggregate purchase price. We recognized the net amount of $0.2 million as a general and administrative expense on March 18, 2022.
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
Critical Accounting Estimates
There were no changes in our critical accounting estimates during the three months ended March 31, 2023 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K/A for the year ended December 31, 2022.
Restatement of Previously Issued Consolidated Financial Statements

The Company concluded that the Company’s previously issued financial statements for the years ended December 31, 2022 and 2021 and interim periods, except for the three month period ended March 31, 2023, should be restated to correct historical errors related principally to the accounting for the purchase of reacquired Regional Developer Rights and impact of certain transfer pricing adjustments for the Company’s consolidated VIEs. The discussion of financial results presented herein is reflective of the restatement adjustments for 2022 and 2021.
Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues - three months ended March 31, 2023 compared with three months ended March 31, 2022
Components of revenues were as follows:

	Three Months Ended March 31,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)
Revenues:
Revenues from company-owned or managed clinics	$17,127,957	$12,606,999	$4,520,958	35.9%
Royalty fees	6,866,023	6,008,932	$857,091	14.3%
Franchise fees	754,425	640,965	$113,460	17.7%
Advertising fund revenue	1,952,406	1,710,717	$241,689	14.1%
IT related income and software fees	1,210,005	956,998	$253,007	26.4%
Other revenues	390,004	312,140	$77,864	24.9%
Total revenues	$28,300,820	$22,236,751	$6,064,069	27.3%
Consolidated Results
Total revenues increased by $6.1 million, primarily due to the continued expansion and revenue growth of our franchise base and the continued revenue growth and expansion of our company-owned or managed clinics portfolio.
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
•Other revenues primarily consist of merchant income associated with credit card transactions.

Three Months Ended March 31,	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)

Cost of Revenues	2,474,685	2,110,984	$363,701	17.2%
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
Depreciation and Amortization Expenses

Three Months Ended March 31,	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)

Depreciation and Amortization Expenses	2,215,055	1,336,656	$878,399	65.7%
Depreciation and amortization expenses increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to the depreciation expenses associated with the continued expansion of our corporate-owned or managed clinics portfolio in 2022 and 2023.
General and Administrative Expenses

Three Months Ended March 31,	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)

General and Administrative Expenses	20,038,476	15,533,426	$4,505,050	29.0%

General and administrative expenses increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the increases in the following to support continued clinic count and revenue growth in both operating segments: (i) payroll and related expenses of $3.1 million, (ii) general overhead and administrative expenses of $0.9 million, and (iii) utilities and facilities costs of $0.5 million. As a percentage of revenue, general and administrative expenses during the three months ended March 31, 2023 and 2022 were 71% and 70%, respectively.
(Loss) Income from Operations

Three Months Ended March 31,	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)

(Loss) Income from Operations	(653,109)	(38,709)	$(614,400)	1,587.2%
Consolidated Results
Consolidated income from operations decreased by $0.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the increased expenses in the corporate clinics and unallocated corporate segments and an increase in advertising fund expenditures discussed below.
Corporate Clinics
Our corporate clinics segment had loss from operations of $0.4 million for the three months ended March 31, 2023, a decrease of $0.3 million compared to loss from operations of $0.1 million for the prior year period. The decrease was primarily due to:
•A $4.6 million increase in operating expenses due to the increases in the following: (i) payroll-related expenses of $2.7 million due to a higher head count to support the expansion of our corporate clinic portfolio and general wage increases to remain competitive in the current labor market, (ii) depreciation and administration expense associated with the expansion of our corporate-owned or managed clinics portfolio in 2022 and 2023 of $0.9 million, (iii) selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics of $0.5 million and (iv) general overhead and administrative expenses to support the expansion of our corporate clinic portfolio of $0.5 million; partially offset by
•An increase in revenues of $4.5 million from company-owned or managed clinics.
Franchise Operations
Our franchise operations segment had income from operations of $4.5 million for the three months ended March 31, 2023, an increase of $0.3 million compared to income from operations of $4.2 million for the prior year period. This increase was primarily due to:
•An increase of $1.5 million in total revenues; partially offset by
•An increase of $0.4 million in cost of revenues primarily due to an increase in regional developer royalties and
•An increase of $0.8 million in operating expenses, primarily due to an increase of $0.4 million in selling and marketing expenses resulting from a larger franchise base, as well as due to an increase of $0.4 million in payroll-related expenses due to a higher head count to support the expansion of our franchise system and general wage increases to remain competitive in the current labor market.
Unallocated Corporate
Unallocated corporate expenses for the three months ended March 31, 2023 increased by $0.6 million compared to the prior year period, primarily due to the increases in payroll-related expenses due to a higher head count to support the expansion of both operating segments and general wage increases to remain competitive in the current labor market.
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
Non-GAAP Financial Measures
The table below reconciles net (loss) income to Adjusted EBITDA for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
		(as restated)
Non-GAAP Financial Data:
Net (loss) income	$2,326,164	$4,220
Net interest expense	49,725	15,859
Depreciation and amortization expense	2,215,055	1,336,656
Tax expense	841,889	(59,076)
EBITDA	5,432,833	1,297,659
Stock compensation expense	266,210	323,556
Acquisition related expenses	39,332	—
Loss on disposition or impairment	65,469	6,906
Other (income), net	(3,870,887)	—
Adjusted EBITDA	$1,932,957	$1,628,121
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
Analysis of Cash Flows
Net cash provided by operating activities increased by $5.8 million to $6.0 million for the three months ended March 31, 2023, compared to $0.2 million for the three months ended March 31, 2022. The increase was primarily attributable to recognizing the $3.9 million Employee Retention Credit during the three months ended March 31, 2023, an increase in revenue over the prior year period, which was partially offset by an increase in general and administrative expenses over the prior year period.
Net cash used in investing activities was $1.2 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, this included purchases of property and equipment of $1.2 million. For the three months ended March 31, 2022, this included purchases of property and equipment of $1.3 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our management concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.
Our management determined that the material weaknesses disclosed for the year ended December 31, 2022 and 2021 in its internal control over financial reporting continue to exist at March 31, 2023, specifically we failed to properly design controls to appropriately determine the proper treatment of complex accounting areas, including income taxes, revenue recognition, and asset acquisition transactions.
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

THE JOINT CORP.

Dated: October 27, 2023	By:	/s/ Peter D. Holt
Peter D. Holt President and Chief Executive Officer (Principal Executive Officer)

Dated: October 27, 2023	By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)