Form 10-Q
period 2023-09-30
JOINT Corp
filed 2023-11-13
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 6, 2023, the registrant had 14,754,287 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)	(as restated)
Current assets:
Cash and cash equivalents	$16,050,137	$9,745,066
Restricted cash	1,092,216	805,351
Accounts receivable, net	3,653,127	3,911,272
Deferred franchise and regional development costs, current portion	1,054,534	1,054,060
Prepaid expenses and other current assets	2,602,563	2,098,359
Assets held for sale	3,972,113	—
Total current assets	28,424,690	17,614,108
Property and equipment, net	15,355,755	17,475,152
Operating lease right-of-use asset	19,803,896	20,587,199
Deferred franchise and regional development costs, net of current portion	5,409,924	5,707,678
Intangible assets, net	8,623,115	10,928,295
Goodwill	8,448,893	8,493,407
Deferred tax assets ($1.0 million and $1.0 million attributable to VIE)	11,741,090	11,928,152
Deposits and other assets	765,263	756,386
Total assets	$98,572,626	$93,490,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,877,162	$2,966,589
Accrued expenses	2,488,324	1,069,610
Co-op funds liability	1,092,216	805,351
Payroll liabilities ($1.0 million and $0.6 million attributable to VIE)	3,875,453	2,030,510
Operating lease liability, current portion	5,392,944	5,295,830
Finance lease liability, current portion	25,223	24,433
Deferred franchise revenue, current portion	2,512,350	2,468,601
Deferred revenue from company clinics ($4.6 million and $4.7 million attributable to VIE)	6,538,713	7,471,549
Upfront regional developer fees, current portion	383,972	487,250
Other current liabilities	516,249	597,294
Liabilities to be disposed of	2,971,933	—
Total current liabilities	27,674,539	23,217,017
Operating lease liability, net of current portion	17,200,146	18,672,719
Finance lease liability, net of current portion	44,490	63,507
Debt under the Credit Agreement	2,000,000	2,000,000
Deferred franchise revenue, net of current portion	13,980,758	14,161,134
Upfront regional developer fees, net of current portion	1,099,718	1,500,278
Other liabilities ($1.3 million and $1.3 million attributable to VIE)	1,287,880	1,287,879
Total liabilities	63,287,531	60,902,534
Commitments and contingencies (Note 10)
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of September 30, 2023 and December 31, 2022	—	—

Common stock, $0.001 par value; 20,000,000 shares authorized, 14,786,411 shares issued and 14,754,287 shares outstanding as of September 30, 2023 and 14,560,353 shares issued and 14,528,487 outstanding as of December 31, 2022	14,786	14,560
Additional paid-in capital	46,969,761	45,558,305
Treasury stock 32,124 shares as of September 30, 2023 and 31,866 shares as of December 31, 2022, at cost	(860,474)	(856,642)
Accumulated deficit	(10,863,978)	(12,153,380)
Total The Joint Corp. stockholders' equity	35,260,095	32,562,843
Non-controlling interest	25,000	25,000
Total equity	35,285,095	32,587,843
Total liabilities and stockholders' equity	$98,572,626	$93,490,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(as restated)		(as restated)
Revenues:
Revenues from company-owned or managed clinics	$17,882,303	$15,836,327	$52,813,098	$42,936,298
Royalty fees	7,143,791	6,604,653	21,181,973	19,024,799
Franchise fees	754,029	642,405	2,179,822	1,970,256
Advertising fund revenue	2,050,106	1,881,367	6,043,563	5,417,840
Software fees	1,301,577	1,109,753	3,746,394	3,166,732
Other revenues	342,143	375,314	1,117,103	1,058,008
Total revenues	29,473,949	26,449,819	87,081,953	73,573,933
Cost of revenues:
Franchise and regional development cost of revenues	2,228,689	1,988,764	6,605,964	5,694,723
IT cost of revenues	375,411	348,331	1,068,332	1,010,446
Total cost of revenues	2,604,100	2,337,095	7,674,296	6,705,169
Selling and marketing expenses	4,301,017	3,539,287	13,169,079	10,666,500
Depreciation and amortization	2,349,206	1,779,924	6,893,529	4,578,450
General and administrative expenses	20,212,750	17,796,806	60,156,022	51,900,533
Total selling, general and administrative expenses	26,862,973	23,116,017	80,218,630	67,145,483
Net loss on disposition or impairment	904,923	264,391	1,114,738	360,140
Income (loss) from operations	(898,047)	732,316	(1,925,711)	(636,859)
Other income (expense), net	(6,244)	(25,235)	3,708,399	(60,668)
Income (loss) before income tax (benefit) expense	(904,291)	707,081	1,782,688	(697,527)
Income tax (benefit) expense	(188,018)	(24,015)	493,286	(560,976)
Net (loss) income	$(716,273)	$731,096	$1,289,402	$(136,551)
Earnings per share:
Basic earnings (loss) per share	$(0.05)	$0.05	$0.09	$(0.01)
Diluted earnings (loss) per share	$(0.05)	$0.05	$0.09	$(0.01)
Basic weighted average shares	14,790,663	14,512,856	14,666,222	14,474,323
Diluted weighted average shares	15,015,953	14,829,629	14,931,474	15,119,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2022, as restated	14,560,353	$14,560	$45,558,305	31,866	$(856,642)	$(12,153,380)	$32,562,843	$25,000	$32,587,843
Stock-based compensation expense	—	—	266,210	—	—	—	266,210	—	266,210
Issuance of restricted stock	95,386	95	(95)	—	—	—	—	—	—
Exercise of stock options	15,621	16	138,441	—	—	—	138,457	—	138,457
Purchases of treasury stock under employee stock plans	—	—	—	169	(2,637)	—	(2,637)	—	(2,637)
Net Income	—	—	—	—	—	2,326,164	2,326,164	—	2,326,164
Balances, March 31, 2023, as revised (unaudited)	14,671,360	$14,671	$45,962,861	32,035	$(859,279)	$(9,827,216)	$35,291,037	$25,000	$35,316,037
Stock-based compensation expense	—	—	417,017	—	—	—	417,017	—	417,017
Issuance of restricted stock	91,158	91	(91)	—	—	—	—	—	—
Exercise of stock options	10,002	10	63,919	—	—	—	63,929	—	63,929
Net loss	—	—	—	—	—	(320,489)	(320,489)	—	(320,489)
Balances, June 30, 2023 (unaudited)	14,772,520	$14,772	$46,443,706	32,035	$(859,279)	$(10,147,705)	$35,451,494	$25,000	$35,476,494
Stock-based compensation expense	—	—	526,069	—	—	—	526,069	—	526,069
Issuance of restricted stock	13,891	14	(14)	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	—	—	—	89	(1,195)	—	(1,195)	—	(1,195)
Net loss	—	—	—	—	—	(716,273)	(716,273)	—	(716,273)
Balances, September 30, 2023 (unaudited)	14,786,411	$14,786	$46,969,761	32,124	$(860,474)	$(10,863,978)	$35,260,095	$25,000	$35,285,095

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total
						(as restated)	(as restated)		(as restated)
Balances, December 31, 2021, as restated	14,451,355	$14,450	$43,900,157	31,643	$(850,838)	$(12,780,085)	$30,283,684	$25,000	$30,308,684
Stock-based compensation expense	—	—	323,556	—	—	—	323,556	—	323,556
Issuance of restricted stock	36,722	37	(37)	—	—	—	—	—	—
Exercise of stock options	4,972	5	49,618	—	—	—	49,623	—	49,623
Purchases of treasury stock under employee stock plans	—	—	—	74	(2,598)	—	(2,598)	—	(2,598)
Net income	—	—	—	—	—	4,220	4,220	—	4,220
Balances, March 31, 2022, as restated (unaudited)	14,493,049	$14,492	$44,273,294	31,717	$(853,436)	$(12,775,865)	$30,658,485	$25,000	$30,683,485
Stock-based compensation expense	—	—	340,191	—	—	—	340,191	—	340,191
Issuance of restricted stock	28,758	29	(29)	—	—	—	—	—	—
Exercise of stock options	4,610	5	64,045	—	—	—	64,050	—	64,050
Net loss	—	—	—	—	—	(871,867)	(871,867)	—	(871,867)
Balances, June 30, 2022, as restated (unaudited)	14,526,417	$14,526	$44,677,501	31,717	$(853,436)	$(13,647,732)	$30,190,859	$25,000	$30,215,859
Stock-based compensation expense	—	—	305,815	—	—	—	305,815	—	305,815
Issuance of restricted stock	2,845	3	(3)	—	—	—	—	—	—
Exercise of stock options	32,283	32	248,324	—	—	—	248,356	—	248,356
Purchases of treasury stock under employee stock plans	—	—	—	149	(3,206)	—	(3,206)	—	(3,206)
Change in redemption value of non-controlling interest	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	731,096	731,096	—	731,096
Balances, September 30, 2022, as restated (unaudited)	14,561,545	$14,561	$45,231,637	31,866	$(856,642)	$(12,916,636)	$31,472,920	$25,000	$31,497,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
		(as restated)
Cash flows from operating activities:
Net income (loss)	$1,289,402	$(136,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,893,529	4,578,450
Net loss on disposition or impairment	1,114,738	360,140
Net franchise fees recognized upon termination of franchise agreements	(170,720)	(15,218)
Deferred income taxes	187,062	(961,759)
Stock-based compensation expense	1,209,296	969,562
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	258,145	(244,236)
Prepaid expenses and other current assets	(504,203)	(450,702)
Deferred franchise costs	166,078	(186,618)
Deposits and other assets	(15,377)	(153,650)
Accounts payable	(1,244,767)	50,702
Accrued expenses	1,279,949	(571,447)
Payroll liabilities	1,844,943	(1,118,259)
Deferred revenue	(551,226)	1,161,393
Upfront regional developer fees	(496,730)	(977,841)
Other liabilities	34,638	728,449
Net cash provided by operating activities	11,294,757	3,032,415

Cash flows from investing activities:
Acquisition of AZ clinics	—	(6,861,256)
Acquisition of NC clinics	—	(1,105,000)
Acquisition of CA clinics	(1,050,000)	—
Purchase of property and equipment	(3,833,148)	(4,322,673)
Net cash used in investing activities	(4,883,148)	(12,288,929)

Cash flows from financing activities:
Payments of finance lease obligation	(18,227)	(43,907)
Purchases of treasury stock under employee stock plans	(3,832)	(5,804)
Proceeds from exercise of stock options	202,386	362,029
Repayment of debt under the Paycheck Protection Program	—	—
Net cash provided by financing activities	180,327	312,318

Increase (decrease) in cash, cash equivalents and restricted cash	6,591,936	(8,944,196)
Cash, cash equivalents and restricted cash, beginning of period	10,550,417	19,912,338
Cash, cash equivalents and restricted cash, end of period	$17,142,353	$10,968,142

Reconciliation of cash, cash equivalents and restricted cash:	September 30, 2023	September 30, 2022
Cash and cash equivalents	$16,050,137	$10,272,112
Restricted cash	1,092,216	696,030
	$17,142,353	$10,968,142

Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Nine Months Ended September 30,
	2023	2022
Net cash paid for:
Interest	$163,334	$43,938
Income taxes	$468,289	$69,274
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$155,340	$225,967
Non-cash investment in acquisition of franchised clinics	$28,997	$115,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”) and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Such unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Amended Annual Report on Form 10-K/A as of and for the year ended December 31, 2022, filed with the SEC on September 26, 2023 (“Form 10-K/A”), which included all disclosures required by GAAP. The results of operations for the periods ended September 30, 2023 and 2022 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three and nine-month periods ended September 30, 2023 and 2022 is unaudited.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other (expenses) income that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue, accounting for leases and accounting for income taxes, see this Note 1, Nature of Operations and Summary of Significant Accounting Policies.
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
Comprehensive Income
Net income was the same as comprehensive income for the three and nine months ended September 30, 2023 and 2022.
Restatement of Previously Issued Interim Condensed Financial Statements (Unaudited and Restated)
Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2023, the following errors were identified:
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
–The Company has historically charged the VIEs a management fee for the benefit of the Company providing non-clinical administrative services needed by the professional corporation chiropractic practice. The economic compensation or profitability resulting from an intercompany transaction between two or more parties is based on each party’s relative contribution to the economic activity under analysis. The standalone professional corporations have not historically been profitable from an income tax perspective and are fully valuing their deferred tax assets and related attributes for ASC 740 purposes. The professional corporations' earned annual losses were not consistent with their function, risk and asset profile for transfer pricing. As such, the Company has estimated transfer pricing adjustments, which were computed based on assumed targets of profitability. The resulting operating profit, after incorporating estimated transfer pricing adjustments, were further used as a means for computing overall potential tax exposure and correlative benefit.
The Company assessed the impact of these errors on its previously issued interim financial statements and determined them to be quantitatively and qualitatively material to the period ended September 30, 2022 based on its analysis of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. These errors have been corrected in the consolidated balance sheets as of December 31, 2022 and 2021 and the consolidated income statements, statements of changes in stockholders’ equity and statements of cash flows for the years then ended.
The following table summarizes the effect of the errors on the Company’s condensed balance sheet as of September 30, 2022:

	September 30, 2022		September 30, 2022
	As Previously Reported	Adjustments	As Restated
Intangible assets, net	$10,162,506	$(2,124,740)	$8,037,766
Deferred tax assets	9,115,231	3,333,327	12,448,558
Total assets	88,291,398	1,208,587	89,499,985
Current liabilities:
Deferred franchise and regional development fee revenue, current portion	2,974,993	(2,974,993)	—
Deferred franchise fee revenue, current portion	—	2,410,951	2,410,951
Upfront regional developer fees, current portion	—	564,042	564,042
Other current liabilities	522,500	73,533	596,033
Total current liabilities	21,637,706	73,533	21,711,239
Deferred franchise and regional development fee revenue, net of current portion	15,604,180	(15,604,180)	—
Deferred franchise fee revenue, net of current portion	—	13,870,401	13,870,401
Upfront regional developer fees, net of current portion	—	1,733,779	1,733,779
Other liabilities	27,230	1,162,607	1,189,837
Total liabilities	56,765,925	1,236,140	58,002,065
Accumulated deficit	(12,889,083)	(27,553)	(12,916,636)
Total The Joint Corp. stockholders' equity	31,500,473	(27,553)	31,472,920
Total equity	31,525,473	(27,553)	31,497,920
Total liabilities and stockholders' equity	88,291,398	1,208,587	89,499,985

The following table summarizes the effect of the errors on the Company’s condensed income statement for the three and nine months ended September 30, 2022:

	As Previously Reported		Adjustments		As Restated
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenues:
Regional developer fees	$153,181	$524,923	$(153,181)	$(524,923)	$—	$—
Total revenues	26,603,000	74,098,856	(153,181)	(524,923)	26,449,819	73,573,933
Cost of revenues:
Franchise and regional developer cost of revenues	2,141,945	6,219,646	(153,181)	(524,923)	1,988,764	5,694,723
Total cost of revenues	2,490,276	7,230,092	(153,181)	(524,923)	2,337,095	6,705,169
Depreciation and amortization	2,011,768	5,341,420	(231,844)	(762,970)	1,779,924	4,578,450
General and administrative expenses	17,796,806	49,703,451	—	2,197,082	17,796,806	51,900,533
Total selling, general and administrative expenses	23,347,861	65,711,371	(231,844)	1,434,112	23,116,017	67,145,483
Income (loss) from operations	500,472	797,253	231,844	(1,434,112)	732,316	(636,859)
Income before income tax expense (benefit)	475,237	736,585	231,844	(1,434,112)	707,081	(697,527)
Income tax expense (benefit)	(15,876)	106,527	(8,139)	(667,503)	(24,015)	(560,976)
Net income (loss)	$491,113	$630,058	$239,983	$(766,609)	$731,096	$(136,551)
Earnings per share:
Basic earnings (loss) per share	$0.03	$0.04	$0.02	$(0.05)	$0.05	$(0.01)
Diluted earnings (loss) per share	$0.03	$0.04	$0.02	$(0.05)	$0.05	$(0.01)
The following table summarizes the effect of the errors on the Company’s condensed statements of stockholders' equity as of September 30, 2022, June 30, 2022, March 31, 2022 and December 31, 2021:

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

The following table summarizes the effect of the errors on the Company’s condensed statement of cash flows for the nine-month period ended September 30, 2022:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$630,058	(766,609)	$(136,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,341,420	(762,970)	4,578,450
Deferred income taxes	73,403	(1,035,162)	(961,759)
Changes in operating assets and liabilities:
Upfront regional developer fees	—	(977,841)	(977,841)
Deferred revenue	636,470	524,923	1,161,393
Other liabilities	360,790	367,659	728,449
Net cash provided by (used in) operating activities	5,682,415	(2,650,000)	3,032,415
Cash flows from investing activities:
Reacquisition and termination of regional developer rights	(2,650,000)	2,650,000	—
Net cash used in investing activities	(14,938,929)	2,650,000	(12,288,929)
Decrease in cash	(8,944,196)	—	(8,944,196)
Nature of Operations
The Joint Corp., a Delaware corporation, was formed on March 10, 2010 for the principal purpose of franchising and developing chiropractic clinics, selling regional developer rights, supporting the operations of franchised chiropractic clinics and operating and managing corporate chiropractic clinics at locations throughout the United States of America. The franchising of chiropractic clinics is regulated by the Federal Trade Commission and various state authorities.

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Franchised clinics:	2023	2022	2023	2022
Clinics open at beginning of period	756	662	712	610
Opened during the period	24	33	76	91
Acquired during the period	—	1	—	1
Sold during the period	—	(4)	(3)	(8)
Closed during the period	(2)	(2)	(7)	(4)
Clinics in operation at the end of the period	778	690	778	690

	Three Months Ended September 30,		Nine Months Ended September 30,
Company-owned or managed clinics:	2023	2022	2023	2022
Clinics open at beginning of period	134	107	126	96
Opened during the period	2	5	9	12
Acquired during the period	—	4	3	8
Sold during the period	—	(1)	—	(1)
Closed during the period	—	—	(2)	—
Clinics in operation at the end of the period	136	115	136	115

Total clinics in operation at the end of the period	914	805	914	805

Clinic licenses sold but not yet developed	155	212	155	212
Licenses for future clinics subject to executed letters of intent	42	40	42	40
Variable Interest Entities
Certain states prohibit the “corporate practice of chiropractic,” which restricts business corporations from practicing chiropractic care by exercising control over clinical decisions by chiropractic doctors. In states that prohibit the corporate practice of chiropractic, the Company typically enters into long-term management agreements with professional corporations (“PCs”) that are owned by licensed chiropractic doctors, which, in turn, employ or contract with doctors who provide professional chiropractic care in its clinics. Under these management agreements with PCs, the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. The Company has entered into such management agreements with four PCs, including one in New Jersey, in connection with the opening of company-managed clinics in April 2023. If an entity is deemed to be the primary beneficiary of a VIE, the entity is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance; and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. In accordance with relevant accounting guidance, these PCs were determined to be VIEs as fees paid by the PCs to the Company as its management service provider are considered variable interests because the fees do not meet all the following criteria: (1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; (2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; and (3) The service arrangement includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. Additionally, the Company has determined that it has the ability to direct the activities that most significantly impact the performance of these PCs and has an obligation to absorb losses or receive benefits which could potentially be significant to the PCs. Accordingly, the PCs are VIEs for which the Company is the primary beneficiary and are consolidated by the Company.
VIE total revenue and general administrative expenses for the three and nine-months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(as restated)		(as restated)
Revenues	$10,688,500	$9,150,103	$30,997,617	$25,433,407
General and administrative expenses	4,525,305	4,079,552	13,614,211	11,212,760
The carrying amount of the VIEs’ assets and liabilities was immaterial as of September 30, 2023 and December 31, 2022, except for their payroll liability balances and amounts collected in advance for membership and wellness packages, which are recorded as deferred revenue. The VIEs’ payroll liability and deferred revenue from company managed clinics balances as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Payroll liabilities	$952,854	$586,960
Deferred revenue from company managed clinics	4,553,228	4,702,044
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents. The Company continually monitors its positions with and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.
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
Accounts Receivable
Accounts receivable primarily represents amounts due from franchisees for royalty fees. The Company records an allowance for credit losses as a reduction to its accounts receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of the Company’s franchisees, including any known or anticipated bankruptcies and an evaluation of current economic conditions, as well as the Company’s expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2023 and December 31, 2022, the Company had an allowance for doubtful accounts of $0.
Property and Equipment
Property and equipment are stated at cost, or for property acquired as part of franchise acquisitions at fair value at the date of closing. Depreciation is computed using the straight-line method over estimated useful lives, which is generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. The losses on disposed of or retired property or equipment were recorded in net loss on disposition or impairment of $68,200 and $217,810 for the three and nine-months ended September 30, 2023, respectively. The losses on disposed of or retired property or equipment were recorded in net loss on disposition or impairment of $23,554 and $119,303 for the three and nine-months ended September 30, 2022, respectively.
Leases

The Company leases property and equipment under operating and finance leases. The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio. The Company recognizes a right-of-use ("ROU") asset and lease liability for all leases. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at the Company’s sole discretion and, as such, the Company typically determines that exercise of these renewal options is not reasonably certain. As a result, the Company does not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the right-of-use asset and lease liability. When available, the Company uses the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of its leases. In such cases, the Company estimates its incremental borrowing rate as the interest rate it would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease and in a similar economic environment. The Company estimates these rates using available evidence such as rates imposed by third-party lenders to the Company in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to the Company’s estimated creditworthiness.

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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. During the three and nine months ended September 30, 2023, intangible assets related to a clinic planned for closure with a total carrying amount of approximately $80,000 was written down to zero. As a result, the Company recorded a noncash impairment loss of approximately $80,000 during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, an operating lease ROU asset related to a closed clinic with a total carrying amount of approximately $250,000 was written down to zero. As a result, the Company recorded a noncash impairment loss of approximately $250,000 during the three and nine months ended September 30, 2022.
In connection with the planned sale of 16 company-owned and managed clinics, the Company reclassified $2,153,454 of property and equipment and $2,204,293 of ROU assets to Assets held for sale and reclassified $2,585,642 of ROU liability and $386,291 of deferred revenue from company clinics to Liabilities to be disposed of, in the consolidated balance sheet as of September 30, 2023. Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. As a result, the Company recorded a valuation allowance of $756,228 and $816,429 to adjust the carrying value of the disposal group to fair value less cost to sell during the three and nine months ended September 30, 2023, respectively.
Revenue Recognition
The Company generates revenue primarily through its company-owned and managed clinics and through royalties, franchise fees, advertising fund contributions, IT related income and computer software fees from its franchisees.
Revenues from Company-Owned or Managed Clinics. The Company earns revenues from clinics that it owns and operates or manages throughout the United States. Revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages, which feature discounted pricing as compared with its single-visit pricing. Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed. Any unused visits associated with monthly memberships are recognized on a month-to-month basis. The Company recognizes a contract liability (or a deferred revenue liability) related to the prepaid treatment plans for which the Company has an ongoing performance obligation. The Company derecognizes this contract liability and recognizes revenue, as the patient consumes his or her visits related to the package and the Company transfers its services. If the Company determines that it is not subject to unclaimed property laws for the portion of wellness package that it does not expect to be redeemed (referred to as “breakage”), then it recognizes breakage revenue in proportion to the pattern of exercised rights by the patient.
Royalties and Advertising Fund Revenue. The Company collects royalties from its franchisees, as stipulated in the franchise agreement, equal to 7% of gross sales and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The revenue accounting standard provides an exception for the recognition of sales-based royalties promised in exchange for a license (which generally requires a reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price). Franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to the Company’s performance obligation under the franchise agreement and therefore, such royalties are recognized as franchisee clinic level sales occur. Royalties are collected semi-monthly, two working days after each sales period has ended.
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
Software Fees.  The Company collects a monthly fee from its franchisees for use of its proprietary chiropractic software, computer support and internet services support. These fees are recognized ratably on a straight-line basis over the term of the respective franchise agreement.
Capitalized Sales Commissions: Sale commissions earned by the regional developers and the Company's sales force are considered incremental and recoverable costs of obtaining a franchise agreement with a franchisee. These costs are deferred and then amortized as the respective franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement.
Regional Developer Fees. The Company has a regional developer program where regional developers are granted an exclusive geographical territory and commit to a minimum development obligation within that defined territory. Regional developer fees paid to the Company are non-refundable and are amortized on a straight-line bases over the term of the regional developer agreement and recognized as a decrease to franchise cost of revenues.
In addition, regional developers receive fees that are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Initial fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur. This 3% fee is funded by the 7% royalties collected from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements. The Company did not enter into any new regional developer agreements during the nine months ended September 30, 2023 and 2022.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $1,796,865 and $5,375,156 for the three and nine months ended September 30, 2023, respectively. Advertising expenses were $1,444,783 and $3,763,351 for the three and nine months ended September 30, 2022, respectively.
Income Taxes
Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date pre-tax income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment, including, but not limited to, the expected pre-tax income for the year and permanent differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

Earnings (Loss) per Common Share
Basic earnings per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by giving effect to all potentially dilutive common shares, including restricted stock and stock options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(716,273)	$731,096	$1,289,402	$(136,551)

Weighted average common shares outstanding - basic	14,790,663	14,512,856	14,666,222	14,474,323
Effect of dilutive securities:
Unvested restricted stock and stock options	225,290	316,773	265,252	644,941
Weighted average common shares outstanding - diluted	15,015,953	14,829,629	14,931,474	15,119,264

Basic earnings (loss) per share	$(0.05)	$0.05	$0.09	$(0.01)
Diluted earnings (loss) per share	$(0.05)	$0.05	$0.09	$(0.01)
The following common stock equivalents were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted average dilutive securities:	2023	2022	2023	2022
Restricted stocks	—	—	—	—
Stock options	121,699	77,485	89,883	41,293
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for credit losses, loss contingencies, share-based compensations, useful lives and realizability of long-lived assets, deferred revenue and revenue recognition related to breakage, deferred franchise costs, calculation of ROU assets and liabilities related to leases, realizability of deferred tax assets, impairment of goodwill, intangible assets, other long-lived assets and purchase price allocations and related valuations.
Recent Accounting Pronouncements Adopted and Not Yet Adopted

The Company reviewed newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements upon future adoption.
Note 2: Revenue Disclosures
Company-Owned or Managed Clinics
The Company earns revenues from clinics that it owns and operates or manages throughout the United States.  Revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages that feature discounted pricing as compared with its single-visit pricing.  Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed or in accordance with the Company’s breakage policy as discussed in Note 1, Revenue Recognition.
Franchising Fees, Royalty Fees, Advertising Fund Revenue and Software Fees
The Company currently franchises its concept across 41 states, the District of Columbia and Puerto Rico. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
The transaction price in a standard franchise arrangement primarily consists of (a) initial franchise fees, (b) continuing franchise fees (royalties), (c) advertising fees, and (d) software fees. The revenue accounting standard provides an exception for the recognition of sales-based royalties promised in exchange for a license (which otherwise requires a reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price).
The Company recognizes the primary components of the transaction price as follows:
•Initial and renewal franchise fees, as well as transfer fees, are recognized as revenue ratably on a straight-line basis over the term of the respective franchise agreement, commencing with the execution of the franchise, renewal or transfer agreement. As these fees are typically received in cash at or near the beginning of the contract term, the cash received is initially recorded as a contract liability until recognized as revenue over time.
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
Disaggregation of Revenue
The Company believes that the captions contained on the condensed consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the three and nine months ended September 30, 2023 and 2022. Other revenues primarily consist of preferred vendor royalties associated with franchisees' credit card transactions.
The following table shows the Company's revenues disaggregated according to the timing of transfer of services:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	2023	2022	2023	2022
		(as restated)		(as restated)
Revenue recognized at a point in time	$27,418,343	$24,697,661	$81,155,737	$68,436,945
Revenue recognized over time	2,055,606	1,752,158	5,926,216	5,136,988
Total Revenues	$29,473,949	$26,449,819	$87,081,953	$73,573,933
Rollforward of Contract Liabilities and Contract Assets
Changes in the Company's contract liability for deferred revenue from company clinics during the nine months ended September 30, 2023 were as follows:

Deferred Revenue from company clinics
Balance at December 31, 2022	$7,471,549
Revenue recognized that was included in the contract liability at the beginning of the year	(5,959,308)
Net increase during the nine months ended September 30, 2023	5,026,472
Balance at September 30, 2023	$6,538,713
Changes in the Company's contract liability for deferred franchise fees during the nine months ended September 30, 2023 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2022	$16,629,735
Revenue recognized that was included in the contract liability at the beginning of the year	(2,042,823)
Net increase during the nine months ended September 30, 2023	1,906,196
Balance at September 30, 2023	$16,493,108

The Company's deferred franchise and development costs represent capitalized sales commissions. Changes during the nine months ended September 30, 2023 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2022	$6,761,738
Cost of revenue recognized that was included in the contract asset at the beginning of the year	(863,619)
Net increase during the nine months ended September 30, 2022	566,339
Balance at September 30, 2023	$6,464,458
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2023:

Contract liabilities expected to be recognized in	Amount
2023 (remainder)	$643,492
2024	2,495,683
2025	2,358,322
2026	2,264,085
2027	2,190,960
Thereafter	6,540,566
Total	$16,493,108

Note 3: Acquisitions and Assets Held for Sale
2023 Acquisition
On May 22, 2023, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the sellers three operating franchised clinics in California (the “CA Clinics Purchase”). As of the acquisition date, the Company operates the franchises as company-managed clinics. The total purchase price for the transaction was $1,188,764 to the seller (of which $109,767 is to be paid in the fourth quarter of 2023), less $28,997 of net deferred revenue, resulting in total purchase consideration of $1,159,767.

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

Intangible assets in the table above primarily consist of reacquired franchise rights of $0.7 million amortized over their estimated useful lives of six to seven years, customer relationships of $0.1 million amortized over an estimated useful life of two years and assembled workforce of $0.2 million amortized over an estimated useful life of two years.
2022 Acquisitions

On May 19, 2022, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller four operating franchises in Arizona (the "May 19th Acquisition"). The Company operates the franchises as company-owned clinics. The total purchase price for the transaction was $5,761,256, less $70,484 of net deferred revenue, resulting in total purchase consideration of $5,690,772.
On July 5, 2022, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the seller one operating franchise in Arizona (collectively, including the May 19th Acquisition, the “AZ Clinics Purchase”). The Company operates the franchise as a company-owned clinic. The total purchase price for the transaction was $1,205,667, less $13,241 of net deferred revenue, resulting in total purchase consideration of $1,192,426.
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
The allocation of the total purchase price of the AZ Clinics Purchase was as follows:

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
The valuation method involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company's historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.
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

Intangible assets in the table above consist of re-acquired franchise rights of $546,033 amortized over estimated useful lives of approximately two to four years, customer relationships of $426,489 amortized over estimated useful lives of approximately three to four years and assembled workforce of $327,085 amortized over an estimated useful life of two years.
Pro Forma Results of Operations (Unaudited)
The following table summarizes selected unaudited pro forma consolidated income statements for the three and nine months ended September 30, 2023 and 2022 for the 2023 and 2022 acquisitions, as if the CA Clinics Purchase in 2023 and the NC Clinics Purchase in 2022 (which have been accounted for as an asset purchase) and the AZ Clinics Purchase in 2022 (which have been accounted for as a business combination) had all been completed on January 1, 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues, net	$29,473,949	$26,905,560	$87,820,694	$76,866,953
Net income	(703,681)	697,316	1,290,407	(491,325)
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
The Company’s condensed consolidated income statements for the three and nine months ended September 30, 2023 include net revenue and net income, excluding corporate clinic segment overhead costs, of the acquired California clinics as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2023
Revenues, net	$375,625	$544,344
Net income	41,847	80,936
Assets Held for Sale
In June 2023, the Company entered into negotiations to sell one of its company-managed clinics in California to a franchisee for a total of $0.1 million. The Company executed an LOI with the buyer in October 2023 and the sale is expected to close before the end of 2023, subject to the execution of the purchase agreement and other customary closing conditions contained in the purchase agreement. This transaction did not represent a major strategic shift for the Company, and, therefore, it does not meet the criteria to be classified as a discontinued operation. As a result, the results of this clinic will continue to be reported in the Company’s operating results and in its Corporate Clinics segment until the sale is finalized. Effective with the designation as held for sale in June 2023, the Company discontinued recording depreciation on property and equipment, net and amortization of ROU assets for the clinic as required by GAAP. The Company also separately classified the related assets and liabilities of the clinics as held for sale in its September 30, 2023 condensed consolidated balance sheet.
During Q3 2023, the Company committed to a plan to sell specific corporate owned or managed clinics making up under 10% the corporate clinic portfolio with an estimated fair value of $1.6 million. The clinics are in varying stages of sales negotiations with all of them expected to close within one year. The clinics identified to commit to sell during Q3 2023 did not represent a major strategic shift and therefore, they do not meet the criteria to be classified as a discontinued operation. As a result, the results of these clinics will continue to be reported in the Company’s operating results and in its Corporate Clinics segment until the sales are each finalized. Effective with the designation as held for sale in September 2023, the Company discontinued recording depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics as required by GAAP. The Company also separately classified the related assets and liabilities of the clinics as held for sale in its September 30, 2023 condensed consolidated balance sheet.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales prices or the clinics fair values, the Company recorded an estimated loss on disposal of $756,228 and $816,429 during the three and nine months ended September 30, 2023 as Net loss on disposition or impairment in its condensed consolidated income statement and a valuation allowance included in assets held for sale on its condensed consolidated balance sheet.

The principal components of the held for sale assets and liabilities as of September 30, 2023 were as follows:

September 30, 2023
Assets
Property and equipment, net	$2,153,454
Operating lease right-of-use asset	2,204,293
Intangible assets, net	386,280
Goodwill	44,515
Valuation allowance	(816,429)
Total assets held for sale	$3,972,113

Liabilities
Operating lease liability, current and non-current	$2,585,642
Deferred revenue from company clinics	386,291
Total liabilities to be disposed of	$2,971,933

Note 4: Property and Equipment
Property and equipment consisted of the following, excluding amounts related to properties classified as held for sale:

	September 30, 2023	December 31, 2022
Office and computer equipment	$5,693,432	$5,207,833
Leasehold improvements	18,625,522	17,842,901
Software developed	6,048,742	5,843,758
Finance lease assets	151,396	151,396
	30,519,092	29,045,888
Accumulated depreciation and amortization	(16,206,966)	(12,675,085)
	14,312,126	16,370,803
Construction in progress	1,043,629	1,104,349
Property and equipment, net	$15,355,755	$17,475,152
Depreciation expense was $1,381,170 and $1,046,495 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $4,027,906 and $2,866,737 for the nine months ended September 30, 2023 and 2022, respectively.
Amortization expense related to finance lease assets was $7,570 and $7,570 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense related to finance lease assets was $22,709 and $48,001 for the nine months ended September 30, 2023 and 2022, respectively.
Construction in progress at September 30, 2023 and December 31, 2022 principally related to development and construction costs for the company-owned or managed clinics.
Note 5: Fair Value Measurements
The Company’s financial instruments include cash, restricted cash, accounts receivable, accounts payable, accrued expenses and debt under the Credit Agreement (defined in Note 7, Debt). The carrying amounts of its financial instruments, except for debt, approximate their fair value due to their short maturities. The carrying value of the Company's debt under the Credit Agreement approximates fair value due to its interest rate being calculated from observable quoted prices for similar instruments, which is considered a Level 2 fair value measurement.
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
As of September 30, 2023 and December 31, 2022, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
The Company’s non-financial assets, which primarily consist of goodwill, intangible assets, property, plant and equipment and operating lease right-of-use assets, are not required to be measured at fair value on a recurring basis and instead are reported at their carrying amount. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable (and at least annually for goodwill), non-financial assets are assessed for impairment. If the fair value is determined to be lower than the carrying amount, an impairment charge is recorded to write down the asset to its fair value, which is considered Level 3 within the fair value hierarchy.
The assets and liabilities resulting from the Acquisitions (see Note 3, Acquisitions and Assets Held for Sale) were recorded at fair values on a nonrecurring basis and are considered Level 3 within the fair value hierarchy.
Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. The estimated fair values of the company-owned or managed clinics classified as Held for Sale (see Note 3, Acquisitions and Assets Held for Sale) were recorded at fair values on a nonrecurring basis and are based upon Level 2 inputs, which include potential buyer agreed upon selling prices or Level 3 inputs, which include historical and future expected financial performance of the clinic and historical acquisition trends based on previous reacquired franchise clinic purchases. As a result, the Company recorded a valuation allowance of $756,228 and $816,429 to adjust the carrying value of the disposal group to fair value less cost to sell during the three and nine months ended September 30, 2023, respectively.
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
During the three and nine months ended September 30, 2023, intangible assets related to a clinic planned for closure with a total carrying amount of approximately $80,000 was written down to zero. The remaining life of the intangible assets related to the clinic extend through December 2025. However, the clinic is planned to close at the end of its lease term in November 2023. The Company considers the intangible assets fully impaired as the ability to obtain economic benefits in the remaining period the clinic will operate is unlikely. As a result, the Company recorded a noncash impairment loss of approximately $80,000 during the three and nine months ended September 30, 2023.
In connection with the planned sale of certain company-owned and managed clinics, the Company reclassified $2,153,454 of net property and equipment, $386,280 of intangible assets, net, $44,515 of goodwill and $2,204,293 of ROU assets to Assets held for sale and reclassified $2,585,642 of lease liability and $386,291 of deferred revenue from Company clinics to Liabilities to be disposed of in the condensed balance sheet as of September 30, 2023. Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. The estimated fair value of assets held for sale are based upon Level 2 inputs, which includes a potential buyer agreed upon selling price or Level 3 inputs, which include historical and future expected financial performance of the clinic and historical acquisition trends based on previous reacquired franchise clinic purchases.
Note 6: Intangible Assets
In May 2022, the Company recognized $2.4 million and $0.5 million of reacquired franchise rights and customer relationships, respectively, from the Acquisition (see Note 3, Acquisitions and Assets Held for Sale).
In May 2023, the Company recognized $0.7 million, $0.1 million and $0.2 million of reacquired franchise rights, customer relationships and acquired workforce, respectively, from the Acquisition (see Note 3, Acquisitions and Assets Held for Sale).

Intangible assets consisted of the following:

	As of September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$12,924,858	$(6,069,013)	$6,855,845
Customer relationships	4,306,684	(3,126,081)	1,180,603
Assembled workforce	1,065,311	(478,644)	586,667
	$18,296,853	$(9,673,738)	$8,623,115

	As of December 31, 2022
	(as restated)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$12,881,894	$(4,755,286)	$8,126,608
Customer relationships	4,330,365	(2,352,500)	1,977,865
Assembled workforce	959,837	(136,015)	823,822
	$18,172,096	$(7,243,801)	$10,928,295
Amortization expense related to the Company’s intangible assets was $960,466 and $725,859 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $2,842,914 and $1,663,712 for the nine months ended September 30, 2023 and 2022, respectively.
Estimated amortization expense for 2023 and subsequent years is as follows:

Amount
2023 (remainder)	$901,345
2024	2,675,174
2025	1,602,969
2026	1,272,426
2027	717,394
Thereafter	$1,453,807
Total	$8,623,115
Note 7: Debt
Credit Agreement
On February 28, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., individually and as Administrative Agent and Issuing Bank (the “Lender”). The Credit Agreement provided for senior secured credit facilities (the "Credit Facilities") in the amount of $7,500,000, including a $2,000,000 revolver (the "Revolver") and $5,500,000 development line of credit (the "Line of Credit"). The Revolver included amounts available for letters of credit of up to $1,000,000 and an uncommitted additional amount of $2,500,000. All outstanding principal and interest on the Revolver were due on February 28, 2022.
On February 28, 2022, the Company entered into an amendment to its Credit Facilities (as amended, the “2022 Credit Facility”) with the Lender. Under the 2022 Credit Facility, the Revolver increased to $20,000,000 (from $2,000,000), the portion of the Revolver available for letters of credit increased to $5,000,000 (from $1,000,000), the uncommitted additional amount increased to $30,000,000 (from $2,500,000) and the developmental line of credit of $5,500,000 was terminated. The Revolver will be used for working capital needs, general corporate purposes and for acquisitions, development and capital improvement uses. At the option of the Company, borrowings under the 2022 Credit Facility bear interest at (i) the adjusted SOFR rate, plus 0.10%, plus

1.75%, payable on the last day of the selected interest period of one, three or six months and on the three-month anniversary of the beginning of any six month interest period, if applicable; or (ii) an Alternative Base Rate (ABR), plus 1.00%, payable monthly. The ABR is the greatest of (A) the prime rate (as published by the Wall Street Journal); (B) the Federal Reserve Bank of New York rate, plus 0.5%; and (C) the adjusted one-month term SOFR rate. Amounts outstanding under the Revolver on February 28, 2022 continued to bear interest at the rate selected under the Credit Facilities prior to the amendment until the last day of the interest period in effect, at which time, if not repaid, the amounts outstanding under the Revolver will bear interest at the 2022 Credit Facility rate. The 2022 Credit Facility will terminate and all principal and interest will become due and payable on the fifth anniversary of the amendment (February 28, 2027).

The Credit Facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties, violations of covenants, certain bankruptcies and liquidations, cross-default to material indebtedness, certain material judgments and certain fundamental changes such as a merger or sale of substantially all assets (as further defined in the Credit Facilities). The Credit Facilities require the Company to comply with customary affirmative, negative and financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the Credit Facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. The Credit Facilities are collateralized by substantially all of the Company’s assets, including the assets in the Company’s company-owned or managed clinics. The interest rate on funds borrowed under the Revolver as of September 30, 2023 was 7.09%. As of September 30, 2023, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement and $2,000,000 remains outstanding as of September 30, 2023.
Note 8: Stock-Based Compensation
The Company grants stock-based awards under its Amended and Restated 2014 Incentive Stock Plan (the “2014 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock. The Company may grant the following types of incentive awards under the 2014 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2014 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains and such other terms and conditions as the plan committee determines. Awards granted under the 2014 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s consolidated balance sheets. Through September 30, 2023, the Company has granted under the 2014 Plan (i) non-qualified stock options, (ii) incentive stock options, and (iii) restricted stock. There were no stock appreciation rights and restricted stock units granted under the 2014 Plan as of September 30, 2023.
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
The Company did not grant options during the three and nine months ended September 30, 2023.

The information below summarizes the stock option activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2022	531,923	$9.20	4.7
Granted	—	—
Exercised	(25,623)	7.90
Forfeited	(7,375)	28.58
Expired	(12,591)	13.07
Outstanding at September 30, 2023	486,334	$8.88	3.9
Exercisable at September 30, 2023	453,194	$7.29	3.7
For the three months ended September 30, 2023 and 2022, stock-based compensation expense for stock options was $85,366 and $113,324, respectively. For the nine months ended September 30, 2023 and 2022, stock-based compensation expense for stock options was $235,972 and $420,680, respectively.
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
The information below summarizes the restricted stock activity for the nine months ended September 30, 2023:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2022	70,312	$29.05
Granted	204,122	14.54
Vested	(33,782)	21.95
Forfeited	(6,010)	34.43
Non-vested at September 30, 2023	234,642	$18.88
For the three months ended September 30, 2023 and 2022, stock-based compensation expense for restricted stock was $440,703 and $192,491, respectively. For the nine months ended September 30, 2023 and 2022, stock-based compensation expense for restricted stock was $973,324 and $548,882, respectively.
Note 9: Income Taxes
During the three months ended September 30, 2023 and 2022, the Company recorded income tax benefit of $188,018 and $24,015, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded income tax expense of $493,286 and income tax benefit of $560,976, respectively. The Company’s effective tax rates differ from the federal statutory tax rate due to permanent differences, discrete items and state taxes. The Company's effective tax rate differs from the statutory rate for the nine months ended September 30, 2023 primarily due to the Company's ERC refunds from the Internal Revenue Service. The tax effect of the refund amount, net of the related consulting fees, is treated as a discrete item for the nine months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2023 and for the three and nine months ended September 30, 2022 differs from the statutory rate primarily due to the pre-tax income reported by The Joint without the VIEs.
Note 10: Commitments and Contingencies
Leases

The table below summarizes the components of lease expense and income statement location for the three and nine months ended September 30, 2023 and 2022:

	Line Item in the Company’s Condensed Consolidated Income Statements	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Finance lease costs:
Amortization of assets	Depreciation and amortization	$7,570	$7,570	$22,709	$48,001
Interest on lease liabilities	Other expense, net	760	1,015	2,473	3,564
Total finance lease costs		8,330	8,585	25,182	51,565
Operating lease costs	General and administrative expenses	1,633,469	$1,426,010	4,910,181	$4,138,801
Total lease costs		$1,641,799	$1,434,595	$4,935,363	$4,190,366
Supplemental information and balance sheet location related to leases (excluding amounts related to leases classified as held for sale) is as follows:

	September 30, 2023	December 31, 2022
Operating Leases:
Operating lease right-of -use asset	$19,803,896	$20,587,199
Operating lease liability - current portion	$5,392,944	$5,295,830
Operating lease liability - net of current portion	17,200,146	18,672,719
Total operating lease liability	$22,593,090	$23,968,549
Finance Leases:
Property and equipment, at cost	$151,396	$151,396
Less accumulated amortization	(110,362)	(87,652)
Property and equipment, net	$41,034	$63,744
Finance lease liability - current portion	25,223	24,433
Finance lease liability - net of current portion	44,490	63,507
Total finance lease liabilities	$69,713	$87,940
Weighted average remaining lease term (in years):
Operating leases	5.1	5.4
Finance lease	2.6	3.4
Weighted average discount rate:
Operating leases	5.1%	4.8%
Finance leases	4.3%	4.3%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$5,263,092	$4,309,229
Operating cash flows from finance leases	2,473	3,564
Financing cash flows from finance leases	18,227	43,907

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$4,287,622	$4,402,229
Finance lease	—	—
`
Maturities of lease liabilities as of September 30, 2023 were as follows:

	Operating Leases	Finance Lease
2023 (remainder)	$1,633,006	$6,900
2024	6,236,923	27,600
2025	5,592,674	27,600
2026	3,979,181	11,500
2027	3,099,193	—
Thereafter	5,193,199	—
Total lease payments	$25,734,176	$73,600
Less: Imputed interest	(3,141,086)	(3,887)
Total lease obligations	22,593,090	69,713
Less: Current obligations	(5,392,944)	(25,223)
Long-term lease obligation	$17,200,146	$44,490
All leases entered into by the Company have commenced as of September 30, 2023.
Guarantee in Connection with the Sale of the Divested Business
In connection with the sale of a company-managed clinic in 2022, the Company guaranteed one future operating lease commitment assumed by the buyers. The Company is obligated to perform under the guarantee if the buyers fail to perform under the lease agreement at any time during the remainder of the lease agreement, which expires on May 31, 2027. At the date of sale, the undiscounted maximum potential future payments totaled $247,296. As of September 30, 2023, the undiscounted remaining lease payments under the agreement totaled $196,896. The Company had not recorded a liability with respect to the guarantee obligation as of September 30, 2023, as the Company concluded that payment under the lease guarantee was not probable.
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
The Company has two operating business segments and one non-operating business segment. The Corporate Clinics segment is composed of the operating activities of the company-owned or managed clinics. As of September 30, 2023, the Company operated or managed 136 clinics under this segment. The Franchise Operations segment is composed of the operating activities of the franchise business unit. As of September 30, 2023, the franchise system consisted of 778 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.
The tables below present financial information for the Company’s two operating business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:		(as restated)		(as restated)
Corporate clinics	$17,882,303	$15,836,327	$52,813,098	$42,936,298
Franchise operations	11,591,646	10,613,492	34,268,855	30,637,635
Total revenues	$29,473,949	$26,449,819	$87,081,953	$73,573,933

Depreciation and amortization:
Corporate clinics	$2,067,803	$1,504,914	$6,027,561	$3,780,283
Franchise operations	190,867	189,426	597,557	549,161
Corporate administration	90,536	85,584	268,411	249,006
Total depreciation and amortization	$2,349,206	$1,779,924	$6,893,529	$4,578,450

Segment operating income (loss):
Corporate clinics	$(931,366)	$(60,022)	$(1,331,630)	$345,657
Franchise operations	5,139,006	5,195,558	13,913,150	11,606,763
Total segment operating income	$4,207,640	$5,135,536	$12,581,520	$11,952,420

Reconciliation of total segment operating income to consolidated earnings before income taxes:

Total segment operating income	$4,207,640	$5,135,536	$12,581,520	$11,952,420
Unallocated corporate	(5,105,687)	(4,403,220)	(14,507,231)	(12,589,279)
Consolidated (loss) income from operations	(898,047)	732,316	(1,925,711)	(636,859)
Other income (expense), net	(6,244)	(25,235)	3,708,399	(60,668)
(Loss) income before income tax benefit	$(904,291)	$707,081	$1,782,688	$(697,527)

Segment assets:	September 30, 2023	December 31, 2022
		(as restated)
Corporate clinics	$54,861,935	$56,008,234
Franchise operations	12,299,470	12,360,878
Total segment assets	67,161,405	68,369,112

Unallocated cash and cash equivalents	17,142,353	10,550,417
Unallocated property and equipment	708,471	915,216
Other unallocated assets	13,560,397	13,655,632
Total assets	$98,572,626	$93,490,377

“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1, Nature of Operations and Summary of Significant Accounting Policies), “unallocated property and equipment” relates primarily to corporate fixed assets and “other unallocated assets” relates primarily to deposits, prepaid and other assets.
Note 12: Employee Retention Credit
The employee retention credit ("ERC"), as originally enacted through the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) on March 27, 2020, is a refundable credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act, enacted on December 27, 2020, extended the ERC for qualified wages paid from January 1, 2021 to June 30, 2021 and the credit was increased to 70% of qualified wages an eligible employer paid to employees during the extended period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the ERC through December 31, 2021.

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

Since there are no generally accepted accounting principles for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. We accounted for the ERC by analogy to International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards.

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

We have accounted for the $3.8 million ERC, net of the consulting fee, for the nine months ended September 30, 2023 as other income on the Statement of Income when the Company was reasonably assured that the Company met all requirements of the ERC and the grant would be received. The ERC refund is not taxable; however, the credit is subject to expense disallowance rules which increased income tax expense as a discrete item by $0.9 million, net of the consulting expense deduction, for the nine months ended September 30, 2023.
Note 13: Subsequent Events
In October 2023, the Company entered into two separate letters of intent to sell two of its company-owned or managed clinics that were part of the 10% clinics identified for sale and classified as held for sale as of September 30, 2023 for a combined total sales price of $185,000. The sales are expected to close during the fourth quarter of 2023, subject to customary closing conditions.

On November 6, 2023, the Company discussed certain strategic initiatives of the Company with the Board of Directors and were authorized to initiate a plan to re-franchise the majority of its corporate-owned or managed clinics with plans to retain a small portion of high-performing clinics. Based on the timing and varied scope of the initiative, the Company is unable to estimate the financial impact.
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
Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially in this Management’s Discussion and Analysis or MD&A, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” “seek,” “strive,” or the negative of these terms, “mission,” “goal,” “objective,” or “strategy,” or other comparable terminology. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors.” which are contained in Part I, Item 1A of our Form 10-K/A for the year ended December 31, 2022, and in Part II, Item 1A of this or any subsequent quarterly reports on Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider the trends, risks and uncertainties described below and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. We undertake no obligation to update or revise publicly any forward-looking statements, other than in accordance with legal and regulatory obligations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

The specific forward-looking statements in this Quarterly Report on Form 10-Q include the following:

•that we seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry through the rapid and focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad;

•our belief that our monthly performance reports from our system and our clinics provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance;

•our strategy to grow through the sale and development off additional franchisees, build upon our regional developer strategy and continue to expand our corporate clinic portfolio within clustered locations;

•our belief that the strong results with respect to our franchise licenses sold and our regional developers reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened across the country;

•our belief that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the accelerated development of greenfield units and the further selective acquisition of existing franchised clinics;

•our plan to seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors;

•our belief that The Joint has a sound concept, which was further validated through its resiliency during the pandemic and will benefit from the fundamental changes taking place in the manner in which Americans access chiropractic care and their growing interest in seeking effective, affordable natural solutions for general wellness;

•our belief that these trends join with the preference we have seen among chiropractic doctors to reject the insurance-based model to produce a combination that benefits the consumer and the service provider alike, and our belief that these forces create an important opportunity to accelerate the growth of our network;

•our belief that recent events that may impact our business include unfavorable global economic or political conditions, such as a resurgence of COVID-19, the Ukraine War, the Israel-Gaza conflict, labor shortages and inflation and other cost increases;

•our anticipation that 2023 will continue to be a volatile macroeconomic environment;

•our expectation that elevated levels of cost inflation will persist in 2023, although at lower levels than experienced in 2022;

•our belief that our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic sales, openings, closures, markets in which they are contained and related expenses, general economic conditions, cost inflation, labor shortages, consumer confidence in the economy, consumer preferences, competitive factors, and disease epidemics and other health-related concerns, such a s resurgence of COVID-19;

•our belief that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next twelve months;

•our belief that we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business;

•our expectation that for the remainder of 2023 that we will use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described, could rapidly and materially deteriorate or otherwise change;

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
Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.

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
Key Performance Measures.  We receive monthly performance reports from our system and our clinics that include key performance indicators per clinic, including gross sales, comparable same-store sales growth, or “Comp Sales,” number of new patients, conversion percentage and membership attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales, adjusted EBITDA and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. System-wide sales include sales at all clinics, whether operated by us or by franchisees. While franchised clinic sales are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base. Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain and (gain) loss on disposition or impairment. There was no bargain purchase gain for the three and nine months ended September 30, 2023 and 2022.
Key Clinic Development Trends.   As of September 30, 2023, we and our franchisees operated or managed 914 clinics, of which 778 were operated or managed by franchisees and 136 were operated as company-owned or managed clinics. Of the 136 company-owned or managed clinics, 65 were constructed and developed by us and 71 were acquired from franchisees.
Our current strategy is to grow through the sale and development of additional franchises, build upon our regional developer strategy and continue to expand our corporate clinic portfolio within clustered locations. The number of franchise licenses sold for the year ended December 31, 2022 was 75, compared with 156 and 121 licenses for the years ended December 31, 2021 and 2020, respectively. We ended the first nine months of 2023 with 17 regional developers who were responsible for 52% of the 50 licenses sold during the period. This strong result reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
In addition, we believe that we can accelerate the development of, and revenue generation from, company-owned or managed clinics through the accelerated development of greenfield units and the further selective acquisition of existing franchised clinics. We will seek to acquire existing franchised clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors. During the quarter ended September 30, 2023, we opened two greenfield clinics.
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
Recent Events
Recent events that may impact our business include unfavorable global economic or political conditions, such as a resurgence of COVID-19, the Ukraine War, the Israel-Gaza conflict, labor shortages and inflation and other cost increases. We anticipate that 2023 will continue to be a volatile macroeconomic environment. As of the date of this Quarterly Report on Form 10-Q, we have not experienced a significant negative impact on our revenues and profitability due to the direct impact of the pandemic and the impact of Covid-19 in general as the business environment has largely moderated. However, there still remains uncertainty around the pandemic, including its effect on labor or other macroeconomic factors and the spread of new Covid-19 variants and resurgences.

The primary inflationary factor affecting our operations is labor costs. For the three and nine months ended September 30, 2023, company-owned or managed clinics were negatively impacted by labor shortages and wage increases, which increased our general and administrative expenses. Further, should we fail to continue to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our patient service to suffer. We expect elevated levels of cost inflation to persist in 2023, although at lower levels than experienced in 2022. While the effects of inflation on our labor costs have been partially mitigated by pricing actions we have taken in response, there can be no assurance that we will be able to continue to take such pricing actions. A continued increase in labor costs could have an adverse effect on our operating costs, financial condition and results of operations.

Also, the Ukraine War and the sanctions imposed on Russia in response to this conflict have increased global economic and political uncertainty. In addition, the increase in interest rates and the expectation that interest rates will continue to rise may adversely affect patients' financial conditions, resulting in reduced spending on our services. While the impact of these factors continues to remain uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

Other Significant Events and/or Recent Developments
For the three months ended September 30, 2023, compared to the prior year period:
•System-wide comp sales of clinics that have been open for at least 13 full months was flat.

•System-wide comp sales for mature clinics open 48 months or more decreased 5%.

•System-wide sales for all clinics open for any amount of time grew 8%.
On November 6, 2023, the Company discussed certain strategic initiatives of the Company with the Board of Directors and were authorized to initiate a plan to re-franchise the majority of its corporate-owned or managed clinics with plans to retain a small portion of high-performing clinics. Based on the timing and varied scope of the initiative, the Company is unable to estimate the financial impact.
In October 2023, the Company entered into 2 separate letters of intent to sell 2 of its company-owned or managed clinics that were part of the 10% clinics identified for sale and classified as held for sale as of September 30, 2023 for a combined total sales price of $185,000. The sales are expected to close during the fourth quarter of 2023, subject to customary closing conditions.
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
For the three months ended September 30, 2023, we constructed and developed two new corporate clinics.

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
Critical Accounting Estimates
There were no changes in our critical accounting estimates during the nine months ended September 30, 2023 from those set forth in “Significant Accounting Policies and Estimates” in our Form 10-K/A for the year ended December 31, 2022.
Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues - Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Components of revenues were as follows:

	Three Months Ended September 30,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)
Revenues:
Revenues from company-owned or managed clinics	$17,882,303	$15,836,327	$2,045,976	12.9%
Royalty fees	7,143,791	6,604,653	539,138	8.2%
Franchise fees	754,029	642,405	111,624	17.4%
Advertising fund revenue	2,050,106	1,881,367	168,739	9.0%
IT related income and software fees	1,301,577	1,109,753	191,824	17.3%
Other revenues	342,143	375,314	(33,171)	(8.8)%
Total revenues	$29,473,949	$26,449,819	$3,024,130	11.4%
Consolidated Results
Total revenues increased by $3.0 million, primarily due to the continued expansion and revenue growth of our franchise base and the continued revenue growth and expansion of our company-owned or managed clinics portfolio.
Corporate Clinics
Revenues from company-owned or managed clinics increased, primarily due to the expansion of our company-owned or managed clinics portfolio. As of September 30, 2023 and 2022, there were 136 and 115 company-owned or managed clinics in operation, respectively.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of September 30, 2023 and 2022, there were 778 and 690 franchised clinics in operation, respectively.
•Franchise fees revenue increased due to the impact of greater accelerated revenue recognition resulting from the terminated franchise license agreements in the current quarter period compared to the prior period.

•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Other revenues primarily consisted of merchant income associated with credit card transactions.
Total Revenues - Nine Months Ended September 30, 2023 Compared With Nine Months Ended September 30, 2022
Components of revenues were as follows:

	Nine Months Ended September 30,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)
Revenues:
Revenues from company-owned or managed clinics	$52,813,098	$42,936,298	$9,876,800	23.0%
Royalty fees	21,181,973	19,024,799	2,157,174	11.3%
Franchise fees	2,179,822	1,970,256	209,566	10.6%
Advertising fund revenue	6,043,563	5,417,840	625,723	11.5%
IT related income and software fees	3,746,394	3,166,732	579,662	18.3%
Other revenues	1,117,103	1,058,008	59,095	5.6%
Total revenues	$87,081,953	$73,573,933	$13,508,020	18.4%
Consolidated Results
Total revenues increased by $13.5 million, primarily due to the continued expansion and revenue growth of our franchise base and of our company-owned or managed clinics portfolio.
Corporate Clinics
Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth, as well as due to the expansion of our company-owned or managed clinics portfolio. As of September 30, 2023 and 2022, there were 136 and 115 company-owned or managed clinics in operation, respectively.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of September 30, 2023 and 2022, there were 778 and 690 franchised clinics in operation, respectively.
•Franchise fees increased due to the impact of greater accelerated revenue recognition resulting from the terminated franchise license agreements in the current year period compared to the prior period.
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Other revenues primarily consisted of merchant income associated with credit card transactions.

Cost of Revenues	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)

Three Months Ended September 30,	$2,604,100	$2,337,095	$267,005	11.4%
Nine Months Ended September 30,	$7,674,296	$6,705,169	$969,127	14.5%
For the three months ended September 30, 2023, as compared with the three months ended September 30, 2022, the total cost of revenues increased, primarily due to an increase in regional developer royalties and sales commissions of $0.2 million. For the nine months ended September 30, 2023, as compared with the nine months ended September 30, 2022, the total cost of revenues increased, primarily due to an increase in regional developer royalties and sales commissions of $0.8 million and a decrease in upfront regional developer contra cost of revenue expense of $0.1 million.
Selling and Marketing Expenses

Selling and Marketing Expenses	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$4,301,017	$3,539,287	$761,730	21.5%
Nine Months Ended September 30,	$13,169,079	$10,666,500	$2,502,579	23.5%

Selling and marketing expenses increased for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, driven by an increase in advertising fund expenditures from a larger franchise base and an increase in local marketing expenditures by the company-owned or managed clinics.
Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)

Three Months Ended September 30,	$2,349,206	$1,779,924	$569,282	32.0%
Nine Months Ended September 30,	$6,893,529	$4,578,450	$2,315,079	50.6%
Depreciation and amortization expenses increased for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, primarily due to the depreciation expenses associated with the expansion of our company-owned or managed clinics portfolio in 2022 and 2023.
General and Administrative Expenses

General and Administrative Expenses	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)

Three Months Ended September 30,	$20,212,750	$17,796,806	$2,415,944	13.6%
Nine Months Ended September 30,	$60,156,022	$51,900,533	$8,255,489	15.9%
General and administrative expenses increased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to the increases in the following to support continued clinic count and revenue growth in both operating segments: (i) payroll and related expenses of $1.5 million; (ii) general overhead and administrative expenses of $0.4 million; (iii) professional and advisory fees of $0.3 million; and (iv) insurance costs of $0.2 million. General and administrative expenses increased for the nine months ended September 30, 2023, as compared to the nine months ended

September 30, 2022, primarily due to the increases in the following to support continued clinic count and revenue growth in both operating segments: (i) payroll and related expenses of $7.0 million; (ii) general overhead and administrative expenses of $1.5 million; (iii) professional and advisory fees of $0.4 million; (iv) software and maintenance costs of $0.3 million; and (v) insurance costs of $0.4 million, partially offset by the decrease in reacquiring regional developer upfront licensing fees of $1.4 million. As a percentage of revenue, general and administrative expenses during the nine months ended September 30, 2023 and 2022 were 69% and 67%, respectively.
(Loss) Income from Operations - Three Months Ended September 30, 2023 Compared With Three Months Ended September 30, 2022

Three Months Ended September 30,	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)

(Loss) Income from Operations	$(898,047)	$732,316	$(1,630,363)	(222.6)%
Consolidated Results
Consolidated income from operations decreased by $1.6 million for the three months ended September 30, 2023 compared with the three months ended September 30, 2022, primarily due to impairment recognized for the clinics identified as held for sale and unallocated corporate segments discussed below.
Corporate Clinics
Our corporate clinics segment had loss from operations of $0.9 million three months ended September 30, 2023, a decrease of $0.8 million compared to loss from operations of $0.1 million for the three months ended September 30, 2022. An increase in revenues of $2.0 million from company-owned or managed clinics was offset by a $0.8 million increase to net loss on disposition or impairment due to certain corporate-owned or managed clinics being designated as held for sale and a $2.0 million increase in operating expenses due to the increases in the following: (i) payroll-related expenses of $1.0 million due to a higher head count to support the expansion of our corporate clinic portfolio and general wage increases to remain competitive in the current labor market; (ii) selling and marketing expenses of $0.4 million driven by an increase in local marketing expenditures by the company-owned or managed clinics; and (iii) depreciation expense associated with the expansion of our company-owned or managed clinics portfolio of $0.6 million.
Franchise Operations
Our franchise operations segment had income from operations of $5.1 million for the three months ended September 30, 2023, a decrease of $0.1 million, compared to income from operations of $5.2 million for the prior year period. This increase was primarily due to:
•An increase of $0.3 million in cost of revenues primarily due to an increase in regional developer royalties and an increase of $0.8 million in operating expenses; partially offset by
•An increase of $1.0 million in total revenues.
Unallocated Corporate
Unallocated corporate expenses for the three months ended September 30, 2023 increased by $0.7 million compared to the prior year period, primarily due to the increase in general and administrative expenses.
Loss from Operations - Nine months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

Nine Months Ended September 30,	2023	2022	Change from Prior Year	Percent Change from Prior Year
		(as restated)

Loss from Operations	$(1,925,711)	$(636,859)	$(1,288,852)	202.4%
Consolidated Results
Consolidated loss from operations increased by $1.3 million for the nine months ended September 30, 2023 compared with nine months ended September 30, 2022, primarily due to the increased expenses in the corporate clinics and unallocated corporate segments discussed below.
Corporate Clinics
Our corporate clinics segment had loss from operations of $1.3 million for the nine months ended September 30, 2023, a decrease of $1.6 million compared to income from operations of $0.3 million for the prior year period. The decrease was primarily due to:
•A $10.7 million increase in operating expenses due to the increases in the following: (i) payroll-related expenses of $5.1 million due to a higher head count to support the expansion of our corporate clinic portfolio and general wage increases to remain competitive in the current labor market; (ii) depreciation expense associated with the expansion of our company-owned or managed clinics portfolio of $2.2 million; (iii) selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics of $1.8 million; and (iv) general overhead and administrative expenses to support the expansion of our corporate clinic portfolio of $1.6 million; plus
•A $0.8 million increase to net loss on disposition or impairment due to certain corporate-owned or managed clinics being designated as held for sale and; partially offset by
•An increase in revenues of $9.9 million from company-owned or managed clinics.
Franchise Operations
Our franchise operations segment had income from operations of $13.9 million for the nine months ended September 30, 2023, an increase of $2.3 million, compared to income from operations of $11.6 million for the prior year period. This increase was primarily due to:
•An increase of $3.6 million in total revenues; partially offset by
•An increase of $1.0 million in cost of revenues, primarily due to an increase in regional developer royalties and commissions and an increase of $0.3 million in operating expenses.
Unallocated Corporate
Unallocated corporate expenses for the nine months ended September 30, 2023 increased by $1.9 million compared to the prior year period, primarily due to the increases in payroll related costs of $1.1 million, and professional and advisory fees of $0.4 million and insurance costs of $0.4 million.
Other Income (Expense), Net

Other Income (Expense), Net	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$(6,244)	$(25,235)	$18,991	(75.3)%
Nine Months Ended September 30,	$3,708,399	$(60,668)	$3,769,067	(6,212.6)%

Other income (expense), net increased during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to increased interest income. Other income (expense), net increased during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to the recognition and receipt of the $3.8 million of ERC, net of consulting fees, in the first quarter of 2023.
Non-GAAP Financial Measures
The table below reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(as restated)		(as restated)
Non-GAAP Financial Data:
Net income (loss)	$(716,273)	$731,096	$1,289,402	$(136,551)
Net interest expense	6,244	25,235	70,905	60,668
Depreciation and amortization expense	2,349,206	1,779,924	6,893,529	4,578,450
Tax (benefit) expense	(188,018)	(24,015)	493,286	(560,976)
EBITDA	1,451,159	2,512,240	8,747,122	3,941,591
Stock compensation expense	526,069	305,815	1,209,296	969,562
Acquisition related expenses	15,222	46,712	873,214	2,275,380
Loss on disposition or impairment	904,923	264,391	1,114,738	360,140
Other income related to the ERC	—	—	(3,779,304)	—
Adjusted EBITDA	$2,897,373	$3,129,158	$8,165,066	$7,546,673
Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses, stock-based compensation expense, bargain purchase gain, and (gain) loss on disposition or impairment and other income related to the ERC. There was no bargain purchase gain for the three and nine months ended September 30, 2023 and 2022. We have provided Adjusted EBITDA because it is a non-GAAP measure of financial performance commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit or as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.
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
Liquidity and Capital Resources
As of September 30, 2023, we had unrestricted cash and short-term bank deposits of $16.1 million and $18 million of available capacity under the Revolver. While the pandemic, the Ukraine War and the Israel-Gaza conflict create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next twelve months.

While the interruptions, delays and/or cost increases resulting from the pandemic, political instability or geopolitical tensions, such as the Ukraine War and Israel-Gaza conflict, economic weakness, inflationary pressures, increase in interest rates and other factors have created uncertainty as to general economic conditions for 2023, as of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2023, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. If the equity or debt markets continue to deteriorate or do not improve, including as a result of economic weakness, a resurgence of COVID-19, political unrest or war, including the Ukraine War and the Israel-Gaza conflict, or any other reason, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Given the ongoing uncertainties described above, the levels of our cash flows from operations for 2023 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities increased by $8.3 million to $11.3 million for the nine months ended September 30, 2023, compared to $3.0 million for the nine months ended September 30, 2022. The increase was primarily attributable to an increase in revenue over the prior year period and the receipt of the $4.8 million ERC, which was partially offset by an increase in general and administrative expenses over the prior year period.
Net cash used in investing activities was $4.9 million and $12.3 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, this included acquisitions of $1.1 million and purchases of property and equipment of $3.8 million. For the nine months ended September 30, 2022, this included acquisitions of $8.0 million and the purchases of property and equipment of $4.3 million.
Net cash provided by financing activities for the nine months ended September 30, 2023 was $0.2 million, compared to net cash provided by financing activities of $0.3 million for the nine months ended September 30, 2022. Net cash provided by financing activities was primarily driven from the proceeds from the exercise of stock options for the nine months ended September 30, 2023 and 2022.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2023, there were no material changes to the quantitative and qualitative disclosures about market risk appearing in Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk” of Form 10-K/A for the year ended December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our management concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Our management determined that the material weaknesses disclosed for the year ended December 31, 2022 and 2021 in its internal control over financial reporting continue to exist at September 30, 2023, specifically we failed to properly design controls to appropriately determine the proper treatment of complex accounting areas, including income taxes, revenue recognition and asset acquisition transactions.
Remediation Plan for Existing Material Weaknesses
We are in the process of and continue to focus on implementing measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented and operating effectively. The remediation actions include modifying internal controls to address completeness of documentation on uncertain tax positions, revenue and acquisition related transactions and adoptions of the appropriate respective accounting standards, specifically through the utilization of subject matter experts to review conclusions over complex accounting policies. While we expect that our remediation actions over the design of our affected controls for the material weakness will be completed during fiscal 2023, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
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

In the event that a further deterioration of economic conditions causes a significant decrease in demand for our services, this could negatively impact our ability to meet the financial covenants in our credit facility, although we were in compliance as of September 30, 2023. Furthermore, a deterioration of equity and credit markets may make other debt or equity financing difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, may be more costly or more dilutive. If we are unable to access our credit facility as a result of noncompliance with its covenants or are unable to obtain other debt or equity financing, this could limit our opportunity to acquire more clinics and regional developer rights and to pursue other corporate initiatives.

FINANCIAL RISK FACTORS:

We maintain cash deposits in banks in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

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

We, our franchisees and the chiropractor-owned PCs to which we and our franchisees provide management services are subject to extensive federal, state and local laws, rules and regulations, including the following: (i) federal and state laws governing the franchisor-franchisee relationship; (ii) state regulations on the practice of chiropractic; (iii) federal and state laws governing the collection, dissemination, use, security and confidentiality of sensitive personal information; (iv) federal and state laws which contain anti-kickback and fee-splitting provisions and restrictions on referrals; (v) the federal Fair Debt Collection Practices Act and similar state laws that restrict the methods that we and third-party collection companies may use to contact and seek payment from patients regarding past due accounts; (vi) prepayment for chiropractic services; and (vii) federal and state labor laws, including wage and hour laws.

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
ITEM 3. OTHER INFORMATION
During the quarter ended September 30, 2023, no director or officer of our company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).
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

THE JOINT CORP.

Dated: November 9, 2023	By:	/s/ Peter D. Holt
Peter D. Holt President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2023	By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)