Form 10-K
period 2023-12-31
JOINT Corp
filed 2024-03-08
CIK 1612630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $123.8 million as of June 30, 2023 based on the closing sales price of the common stock on the NASDAQ Capital Market.
There were 14,776,243 shares of the registrant’s common stock outstanding as of March 4, 2024.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement relating to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements and Terminology
Forward-Looking Statements
The information in this Annual Report on Form 10-K (this "Form 10-K"), including the discussions under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” “seek,” “strive,” or the negative of these terms, “mission,” “goal,” “objective,” or “strategy,” or other comparable terminology. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Item 1A of this Form 10-K. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-K. You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. We undertake no obligation to update or revise publicly any forward-looking statements, other than in accordance with legal and regulatory obligations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
The specific forward-looking statements in this Form 10-K include the following:
•our mission to improve quality of life through routine and affordable chiropractic care;
•that we seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry through the rapid and focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad;
•that we strive to accomplish our mission by making quality care readily available and affordable in a retail setting;
•our future growth strategy will focus on accelerating the development of our franchise base through the sale of additional franchises and through the continued support of our robust regional developer network;
•our belief that our approach, especially our commitment to affordable pricing and our ready service delivery model, will attract existing consumers of chiropractic services and will also appeal to the growing market of consumers who seek alternative or non-invasive wellness care, but have not yet tried chiropractic;
•our belief that we are a key driver in expanding the overall market for chiropractic;
•our belief that the demand for our chiropractic services will continue to grow as a result of several additional drivers, such as the growing recognition of the benefits of regular maintenance therapy coupled with an increasing awareness of the convenience of our service and of our pricing at a significant discount to the cost of traditional chiropractic adjustments and, in most cases, at or below the level of insurance co-payment amounts;
•our belief that certain characteristics of the chiropractic industry are evidence of an underserved market with potential consumer demand that is favorable for an efficient, low-cost, consumer-oriented provider;
•our belief that certain industry and cultural trends favor our business model;
•our belief that our competitive strengths have contributed to our success and will continue to position us for future growth;
•our intention to continue to drive awareness of our brand by continuing to locate clinics mainly at retail centers and convenience points, displaying prominent signage and employing consistent, proven and targeted marketing tools;

•our belief that the time our chiropractors save by not having to perform administrative duties related to insurance reimbursement allows more time to see more patients, establish and reinforce chiropractor/patient relationships, and educate patients on the benefits of chiropractic maintenance therapy;
•our belief that our model helps us to recruit chiropractors who want to focus their practice principally on patient care;
•our belief that our strongest competitive advantages are our convenience and affordability;
•our belief that our pricing and service offering structure helps us to generate higher usage;
•our belief that as the leader in the vertical, and as one of few players of scale, we occupy an advantageous position in an otherwise highly fragmented market;
•our commitment to the continued strengthening of operations, the continued cultivation and management of our franchise community, as well as a strong commitment to future clinic development both domestically and internationally;
•our belief that our management team’s experience and demonstrated success in building and operating a robust franchise system is a key driver of our growth and has positioned us well for achieving our long-term strategy;
•our goal not only to capture a significant share of the existing market but also to expand the market for chiropractic care;
•our long-term growth tactics;
•our belief that our ability to leverage aggregated and general media digital advertising and search tools will continue to grow as the number and density of our clinics increases;
•our belief that to secure leadership in our industry and to maximize our opportunities in our markets, it is important to gain brand equity and consumer awareness as rapidly as possible, consistent with a disciplined approach to opening clinics;
•our belief that continued sales of franchises in selected markets is the most effective way to drive brand awareness in the short term;
•our plan to continue to support our franchisees and regional developers to open clinics and to achieve sustainable performance as rapidly as possible;
•our expectation to drive greater efficiencies across our operations, development and marketing programs and further leverage our technology and existing support infrastructure;
•our belief that we will be able to control corporate costs over time to enhance margins as general and administrative expenses grow at a slower rate than our clinic base and sales;
•our expectation, at the clinic level, to drive margins and labor efficiencies through continued sales growth and consistently applied operating standards as our clinic base matures and the average number of patient visits increases;
•our continued consideration of introducing selected and complementary branded products such as nutraceuticals or dietary supplements and related additional services;
•our expectation that the regulatory focus on privacy, security and data use issues will continue to increase and laws and regulations concerning the protection of personal information will expand and become more complex;
•our belief that our operations comply with legally required standards for privacy and security of personal information to the extent applicable under federal or state law, and we strive to comply with additional standards that we identify as "best practices";
•our expectations of the various risks and uncertainties for our business related to potential state and federal regulations;
•our expectation that that other direct competitors will join our industry as our visibility, reputation and perceived advantages become more widely known;

•our belief that our first mover advantage, proprietary operations systems and strong unit level economics will continue to accelerate our growth even with the spawning of additional competition;
•our commitment to fostering a workplace where our employees feel aligned with our mission, proud of our culture and engaged in their work, with opportunities to grow and develop in their careers, supported by competitive compensation and benefits;
•our belief that our employees are among our most valuable resources and are critical to our continued success;
•our expectation that we will not pay cash dividends on our common stock in the foreseeable future;
•our current strategy to grow through the sale and development of additional franchises;
•our plan to re-franchise or sell the majority of our company-owned or managed clinics, which refined strategy will leverage our greatest strength - our capacity to build a franchise - to drive long-term growth for both our franchisees and The Joint as a public company;
•our goal to generate significant proceeds that will provide us with value creating capital allocation opportunities, which opportunities could include reinvestment in the brand and related marketing, continued investment in our IT platforms, the repurchase of RD territory, and/or a stock repurchase program;
•our belief that we have a sound business concept and will benefit from the fundamental changes taking place in the manner in which Americans access chiropractic care and their growing interest in seeking effective, affordable natural solutions for general wellness, and our belief that these trends jointed with the preference among chiropractic doctors to reject the insurance-based model create an important opportunity to accelerate the growth of our network;
•our expectation that 2024 will continue to be a volatile macroeconomic environment;

•our expectation that the sale of two of our company-owned or managed clinics will close during the first quarter of 2024 and our plan to re-franchise or sell the majority of our company-owned or managed clinics will leverage our greatest strength – our capacity to build a franchise – to drive long-term growth for both our franchisees and The Joint as a public company;

•our belief that we have created a robust framework for the re-franchising effort, organizing clinics into clusters, and generating comprehensive disclosure packets for marketing efficiency, and that we have received significant interest to date from our existing franchisees;
•our belief that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our development line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next 12 months;
•our belief as of the date of this Form 10-K, that we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business;
•our expectation for 2024 that we will use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described herein, could rapidly and materially deteriorate or otherwise change; and
•our belief that our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets.
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

•inflation has led to increased labor costs and interest rates and may lead to reduced discretionary spending, all of which may negatively impact our business;

•the COVID-19 pandemic has caused significant disruption to our operations and may continue to impact our business, key financial and operating metrics, and results of operations in numerous ways that remain unpredictable; future widespread outbreaks of contagious disease could similarly disrupt our business;
•we may not be able to successfully implement our growth strategy if we or our franchisees are unable to locate and secure appropriate sites for clinic locations, obtain favorable lease terms and attract patients to our clinics;
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
•we have identified material weaknesses in our internal controls over financial reporting, and we may fail to remediate material weaknesses in our internal controls over financial reporting or may otherwise be unable to maintain an effective system of internal control over financial reporting, which might negatively impact our ability to accurately report our financial results, prevent fraud or maintain investor confidence;
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

•legislation and regulations, as well as new medical procedures and techniques, could reduce or eliminate our competitive advantages; and
•the delayed filing of our quarterly report has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.
Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this Form 10-K should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.
Terminology
As used in this Form 10-K:
•“we,” “us,” “our” and "our company" refer to The Joint Corp., its variable interest entities (“VIEs”) and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, collectively;
•a “clinic” refers to a chiropractic clinic operating under our “Joint” brand, which may be (i) owned by a franchisee, (ii) owned by a professional corporation or limited liability company and managed by a franchisee; (iii) owned directly by us; or (iv) owned by a professional corporation or limited liability company and managed by us;
•when we identify an “operator” of a clinic, a party that is “operating” a clinic or a party by whom a clinic is “operated,” we are referring to the party that operates all aspects of the clinic in certain jurisdictions, and to the party that manages all aspects of the clinic other than the practice of chiropractic in certain other jurisdictions;
•when we describe our opening of a clinic, we are referring to our opening of a clinic that is owned or managed by us from its inception. In certain jurisdictions, we manage all aspects of the clinics we acquire or open, and in certain other jurisdictions, we manage only those aspects of our clinics that do not relate to the practice of chiropractic; and
•"GAAP" refers to accounting principles generally accepted in the United States of America.

PART I

ITEM 1.    BUSINESS

"Our mission is to improve quality of life through routine and affordable chiropractic care."
Overview
We are a rapidly growing franchisor and operator of chiropractic clinics that uses a private pay, non-insurance, cash-based model. We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry. We delivered over 13.6 million patient visits in 2023, up from 12.2 million patient visits in 2022, generating over $488.0 million and $435 million of system-wide sales, respectively, across our highly franchised network. We will continue the rapid and franchise focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad. We strive to accomplish our mission by making quality care readily available and affordable in a retail setting. We have created a growing network of modern, consumer-friendly chiropractic clinics operated or managed by franchisees and by us that employ licensed chiropractors. Our model enables us to price our services below most competitors’ pricing for similar services and below most insurance co-payment levels (i.e., below the patient co-payment required for an insurance-covered service).
Since acquiring the predecessor to our company in March 2010, we have grown our enterprise from eight to 935 clinics in operation as of December 31, 2023, with an additional 132 franchise licenses sold but not yet developed across our network, and 40 letters of intent for 40 future clinic licenses. As of December 31, 2023, our franchisees owned or managed 800 clinics, and we owned or managed 135 clinics. Our future growth strategy will focus on accelerating the development of our franchise base through the sale of additional franchises and through the continued support of our robust regional developer network. We collect a royalty of 7.0% of gross sales from franchised clinics. We remit a 3.0% royalty to our regional developers on the gross sales of franchises opened within certain regional developer protected territories. We also collect a national marketing fee of 2.0% of gross sales of all franchised clinics. We receive an initial franchise fee of $39,900 for each franchise we sell directly and offer a veterans discount, as well as a discount for purchase of multiple location franchises. If a franchisee purchases additional franchise licenses, the initial franchise fee is reduced by $10,000 per additional license. For each franchise sold through our network of regional developers, the regional developer typically receives up to 50% of the respective franchise fee.
On November 14, 2014, we completed our initial public offering (the "IPO") of 3,000,000 shares of common stock at an initial price to the public of $6.50 per share, and we received net proceeds of approximately $17.1 million. Our underwriters exercised their option to purchase 450,000 additional shares of common stock to cover over-allotments on November 18, 2014, pursuant to which we received net proceeds of approximately $2.7 million. With the over-allotment option exercise, we received aggregate net proceeds of approximately $19.8 million. Also, in conjunction with the IPO, we issued warrants to the underwriters for the purchase of 90,000 shares of common stock, which were exercisable during the period between November 10, 2015 and November 10, 2018 at an exercise price of $8.125 per share. These warrants expired on November 10, 2018.
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
We deliver convenient, appointment-free chiropractic adjustments in an inviting, open bay environment at prices that are approximately 45% lower than the average industry cost for comparable procedures offered by traditional chiropractors, according to 2023 industry data from Chiropractic Economics. In support of our mission to offer quality, affordable and convenient care to our patients, our clinics offer a variety of customizable membership and wellness treatment plans, which provide additional value pricing as compared with our single-visit pricing schedules. These flexible plans are designed to attract patients and encourage repeat visits and routine usage as part of an overall health and wellness program.
As of December 31, 2023, we had 935 franchised or company-owned or managed clinics in operation in 41 states and the District of Columbia. The map below shows the states in which we or our franchisees manage or operate clinics and the number of clinics open in each state or district as of December 31, 2023.

WA 20
MT 1
ND
ME
VT
NH 3
OR 8
ID 9
SD
MN 12
WI 14
MI 8
NY 2
MA 4
RI
CT
WY
NE 2
IA 6
PA 4
NJ 3 | 1
NV 16
UT 24
CO 32
IL 23
IN 9
OH 21
DE
CA 65 | 65
KS 4 | 4
MO 20 | 1
WV 1
VA 17 | 7
MD 14
KY 9
DC 3
NC 25 | 15
TN 31
AZ 21 | 28
NM 8
OK 11
AR 10
SC 22 | 2
GA 52 | 3
AL 13
MS 4
TX 164 | 1
LA 10
AK 2
FL 81
HI
Franchised Clinics
Corporate Clinics
Regional Developer (RD) Present
No Regional Developer (RD) Present

Our retail locations have been selected to be visible, accessible and convenient. We offer a welcoming, consumer-friendly experience that attempts to redefine the chiropractic doctor/patient relationship. Our clinics are open longer hours than many of our competitors, including weekend days, and our patients do not need appointments. We accept cash or major credit cards in return for our services. We do not accept insurance and do not provide Medicare covered services. We believe that our approach, especially our commitment to affordable pricing and our ready service delivery model, will attract existing consumers of chiropractic services and will also appeal to the growing market of consumers who seek alternative or non-invasive wellness care, but have not yet tried chiropractic. According to our patient survey conducted in early 2024 by WestGroup Research, 36% of our new patients had never tried chiropractic care before they came to The Joint. This remains consistent with the strong outcomes of 35% and 36% of patients new to chiropractic in the same survey conducted in 2023 and 2022, respectively. This is also an increase from 27% in 2021, 26% in 2019, 22% in 2017, 21% in 2016, and 16% in 2013, demonstrating our continued impact on the chiropractic market and offering validation to our thesis that we are a key driver in expanding the overall market for chiropractic.
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
Our consumer-focused service model targets the non-acute treatment market, which is part of the $20.5 billion chiropractic services market, according to an IBIS market research report in November 2023. As our model does not focus on the treatment of severe or acute injury, we do not provide expensive and invasive diagnostic tools such as MRIs and X-rays. Instead, we refer those with severe or acute symptoms to alternate healthcare providers, including traditional chiropractors.
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
Chiropractic care is increasingly recognized as an effective treatment for pain and potentially for a variety of other conditions. The American College of Physicians (the "ACP") now recommends non-drug therapy such as spinal manipulation as a first line of treatment for patients with chronic low-back pain. The ACP states that treatments such as spinal manipulation are shown to improve symptoms with little risk of harm. The National Center for Complementary & Alternative Medicine of the National Institutes of Health has stated that spinal manipulation appears to benefit some people with low-back pain and also may be helpful for headaches, neck pain, upper- and lower-extremity joint conditions and whiplash-associated disorders. The Mayo Clinic has recognized chiropractic as safe when performed by trained and licensed chiropractors, and the Cleveland Clinic has stated that chiropractors are established members of the mainstream medical team.
The chiropractic industry in the United States is large and highly fragmented. An article appearing in the Journal of the American Medical Association entitled “US Healthcare Spending by Payer and Health Condition, 1996-2016” estimates that $134 billion was spent in 2016 on back pain in the United States. According to a report issued by IBIS World Chiropractors Market Research in November 2023, expenditures for chiropractic services in the U.S. are approximately $20.5 billion annually. The United States Bureau of Labor Statistics expects employment of chiropractors to grow nine percent from 2022 to 2032, much faster than the average for all occupations. Some of the factors that the Bureau of Labor Statistics identified as driving this growth are rising interest in integrative or complementary healthcare, which has led to more acceptance of chiropractic treatment of the back, neck, limbs, and involved joints; an aging population (specifically the continued aging of the large baby boomer generation) requiring more health care and technological advances; and the need to replace workers who exit the labor force through retirement. We believe that the demand for our chiropractic services will continue to grow as a result of several additional drivers, such as the growing recognition of the benefits of regular maintenance therapy coupled with an increasing awareness of the convenience of our service and of our pricing at a significant discount to the cost of traditional chiropractic adjustments and, in most cases, at or below the level of insurance co-payment amounts.
Today, most chiropractic services are provided by sole practitioners, generally in medical office settings. The chiropractic industry differs from the broader healthcare services industry in that it is more heavily consumer-driven, market-responsive and price sensitive, in large measure a result of many treatment options falling outside the bounds of traditional insurance reimbursable services and fee schedules. According to the November 2023 IBIS market research report, the Top 50 largest industry practices accounted for only 4% of total industry revenue. We believe these characteristics are evidence of an underserved market with potential consumer demand that is favorable for an efficient, low-cost, consumer-oriented provider.
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
Our Competitive Strengths
We believe the following competitive strengths have contributed to our success and will continue to position us for future growth:
Retail, consumer-driven approach. To support our consumer-focused model, we use strong, recognizable retail approaches to stimulate brand-awareness and attract patients to our clinics. We intend to continue to drive awareness of our brand by continuing to locate clinics mainly at retail centers and convenience points, displaying prominent signage and employing consistent, proven and targeted marketing tools. We offer our patients the flexibility to visit our clinics without an appointment where they will receive prompt attention. Additionally, most of our clinics offer extended hours of operation, including weekends, which is not typical among our competitors.
We attracted an average of 1,021 new patients per clinic (for all clinics open for the full 12 months of 2023) during the year ended December 31, 2023, as compared to the most recent chiropractic industry average of 380 new patients per year for traditional insurance-based non-multidisciplinary or integrated practices, according to a 2023 Chiropractic Economics survey (published in June of 2023).
Quality, Empathetic Service. Across our system we have a community of more than 2,591 fully licensed chiropractic doctors, who performed approximately 13.6 million adjustments in 2023 alone. Our doctors provide personal and intuitive patient care focused on pain relief and ongoing wellness to promote healthy, active lifestyles. We provide our doctors one-on-one training, as well as ongoing coaching and mentoring. Our doctors continually refine their skills, as our clinics see an average of 305 patient visits per week (for clinics open for the full 12 months of 2023), as compared to the most recent chiropractic industry average of 155 patients per week for non-multidisciplinary or integrated practices, according to the same 2023 Chiropractic Economics survey referred to above. Our service offerings encourage consumer trial, repeat visits and sustainable patient relationships.
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
Accessibility. We believe that our strongest competitive advantages are our convenience and affordability. By focusing on non-acute care in an open-bay environment and by not participating in insurance or Medicare reimbursement, we are able to offer a much less expensive alternative to traditional chiropractic services. We can do this because our clinics do not have the expenses of performing certain diagnostic procedures and processing reimbursement claims. Our model allows us to pass these savings on to our patients. According to Chiropractic Economics, in 2022, the average fee for a chiropractic treatment involving spinal manipulation in a cash-based practice in the United States is approximately $65. By comparison, our average fee as of December 31, 2023 was approximately $36, approximately 45% lower than the industry average price.
We believe our pricing and service offering structure helps us to generate higher usage. The following table sets forth our average price per adjustment as of December 31, 2023 for patients who pay by single adjustment plans, multiple adjustment packages and multiple adjustment membership plans. Our price per adjustment as of December 31, 2023 averaged approximately $36 across all three groups.

	The Joint Service Offering
	Single Visit	Package(s)	Membership(s)
Price per adjustment	$45	$19—$35	$17—$22

Proven track record of opening clinics and growing revenue at the clinic level. We have grown our clinic revenue base consistently. From January 2012 through December 31, 2023, we have increased the annual system-wide sales from $22.3 million to $488.0 million (which includes $70.7 million of gross sales from clinics owned or managed by us and $417.3 million from clinics owned or managed by our franchisees, which is a non-GAAP measure for the year ended December 31, 2023). During this period, we increased the number of clinics in operation from 33 to 935.
We continue to be encouraged by the ability of individual clinics to generate growth. While there is significant variation in results in our system, and the results of our top-performing clinics are not representative of our system overall, we believe it is worth noting that in January 2012, the highest-performing clinic in our system was a franchised clinic which had monthly sales of approximately $45,000, and in December 2023, the highest performing clinic in our system was a franchised clinic which had monthly sales of approximately $180,000.
Market leading position with significant nationwide scale. We are the largest chiropractic franchisor in the United States with over 935 clinics operating across the United States. Our chiropractic brand is approximately six times larger than the next largest chiropractic chain, as of December 31, 2023. As the leader in this vertical, and as one of few players of scale, we believe that we occupy an advantageous position in an otherwise highly fragmented market. In conjunction with our scale, we have been able to achieve broad geographic diversification across the United States with clinics in 41 states and the District of Columbia as of December 31, 2023. Our geographic reach represents a competitive advantage, as we have demonstrated success across various markets, and we are able to remain competitive nationally when extraordinary events heavily impact specific markets.
Strong and proven management team. Our strategic vision is directed by our president and chief executive officer, Peter D. Holt, who has more than 35 years of experience in domestic and international franchising, franchise development and operations. Mr. Holt previously served as president and chief executive officer of Tasti-D-Lite. He also served as chief operating officer of 24seven Vending (U.S), where he directed its franchise system in the United States, as executive vice president of development for Mail Boxes Etc. and as vice president of international for I Can’t Believe It’s Yogurt and Java Coast Fine Coffees. Mr. Holt's executive leadership team includes:
Jake Singleton has served as chief financial officer since November 2018. Mr. Singleton served as our corporate controller before assuming the role of CFO, Mr. Singleton has financial and accounting experience from his time with the public accounting firm Ernst & Young LLP (EY). During his 10 years in EY's Assurance & Audit practice, he focused on service public companies and assisting in raising capital through debit and equity offerings. Mr. Singleton also gained international experience in EY's Capital Markets transactional accounting group during a two-year rotation in the United Kingdom, where he focused on U.S. GAAP & SEC reporting compliance for foreign entities raising capital in the United States.
Lori Abou Habib joined as chief marketing officer in August 2023. Prior to The Joint, Abou Habib served for six years as senior vice president and chief marketing officer of SONIC® America's Drive-In®, part of the Inspire Brands family of restaurants. In her role, she led all marketing strategy for SONIC, which included national marketing, media, digital strategy, marketing technology and product innovation. A 15-year veteran of SONIC, Abou Habib earned several promotions with increasing responsibility. Previous to SONIC, she worked at CKE Restaurants, Inc. and Eateries, Inc.
Charles Nelles joined as chief technology officer in January 2022, bringing more than 20 years of technology experience in the healthcare and financial services industries. Prior to working at our company, Mr. Nelles held the role of vice president of technology for American Express Global Business Travel. Prior to that, he served as vice president of technical operations support and cloud enablement for Western Union.
Eric Simon joined as senior vice president of franchise sales and development in 2016 with over 20 years of experience in all aspects of franchising, including as director of franchise development for AAMCO Transmissions. Mr. Simon spent five years as a franchisee and area developer with Extreme Pita and previously spent 10 years with Mail Boxes Etc. in franchise sales roles.
Jorge Armenteros joined as senior vice president of operations in 2017 bringing with him more than 40 years of franchise operations and leadership experience. For 10 years prior to joining the team, Mr. Armenteros was the executive senior vice president of franchise operations and corporate development for Campero USA, a fast-food restaurant chain. Prior to that, he was founder and chief executive officer of Tri-Brands Management Group, which operated franchised Dunkin’ Donuts, Baskin Robbins and Togo restaurants, and was vice president of operations at Dunkin’ Brands. His career also includes a period as a multi-unit franchisee of Dunkin’ Donuts.
Steven Knauf, D.C. was promoted to Vice President of Chiropractic and Compliance in 2022. Dr. Knauf began working at The Joint in 2011. After spending four years as a chiropractor in one of our clinics, he took the role of Senior Doctor of Chiropractic for 13 of our clinics and, subsequently, was elevated to a director position at the corporate office. In August 2017, he was appointed by the governor to serve on the Arizona Board of Chiropractic Examiners, a position which he continues to hold.

We believe that our management team’s experience and demonstrated success in building and operating a robust franchise system is a key driver of our growth and has positioned us well for achieving our long-term strategy.
Our Growth Strategy
Our goal is not only to capture a significant share of the existing market but also to expand the market for chiropractic care. We are accomplishing this through the rapid geographic expansion of our affordable franchising program and the continued support of our robust regional developer network. Accordingly, our long-term growth tactics include:
•the continued growth of system sales through the increased attraction and retention of patients;

•the increase in royalty income through the acceleration of the opening of clinics already in development and the sale of additional franchises; and
•improving operational margins and expanding additional revenue streams within our clinics.
Continued Growth of System Sales
System wide comparable same-store sales growth (“Comp Sales”) for 2023 was 4%, reflecting the continued resilience of The Joint business model. Comp Sales refers to the amount of sales a clinic generates in the most recent accounting period, compared to the amount of sales it generated in a similar period in the past. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. We believe that the experience we have gained in developing and refining management systems, operating standards, training materials and marketing and customer acquisition activities has contributed to our system’s revenue growth. In addition, we believe that increasing awareness of our brand has contributed to revenue growth, particularly in markets where the number and density of our clinics has made cooperative and mass media advertising attractive. We believe that our ability to leverage aggregated and general media digital advertising and search tools will continue to grow as the number and density of our clinics increases.

To elevate our brand equity and drive awareness, we will strive to increase our active patient count by improving the intake process, by testing setting up appointments for the initial visits only, and by optimizing local clinic marketing. We plan to lengthen the time patients stay engaged with The Joint and to reactivate lapsed patients by leveraging new content, automated messaging, and enticing promotions. Additionally, we intend to employ new media campaigns to increase our new patient leads.
Selling Additional Franchises
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
We believe that we were able to achieve our current scale faster by using a regional developer model, which is employed by many successful franchisors. We sell a regional developer the rights to open a minimum number of clinics in a defined territory. They in turn help us to identify and qualify potential new franchisees in that territory and assist us in providing field training, clinic openings and ongoing support. In return, we share part of the initial franchise fee and pay the regional developer 3% of the 7% ongoing royalties we collect from the franchisees in their protected territory.
Opening Clinics in Development
In addition to our 935 operating clinics as of December 31, 2023, we have granted franchises, either directly or with our regional developers' support, for an additional 132 clinics that we believe will be developed in the future and executed letters-of-intent for 40 future clinic licenses. We will continue to support our franchisees and regional developers to open these clinics and to achieve sustainable performance as rapidly as possible.
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
Regulatory Environment

HIPAA and State Privacy and Breach Notification Rules
Numerous federal and state laws, regulations, standards and other legal obligations govern the collection, dissemination, use, access to, confidentiality, security and processing of personal information, including cybersecurity breach notification and targeted advertising. For example, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes extensive privacy and security requirements governing the transmission, use and disclosure of health information by covered entities in the healthcare industry. While we have determined that we are not a “covered entity” and thus do not currently fall under the purview of HPAA, we may have access to sensitive data regarding our patients, and we recognize that some of the standards established by HIPAA represent “best practices” for our business. Even when entities are not covered by HIPAA, the Federal Trade Commission (the "FTC") has taken the position that a failure to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
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

Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of cyber terrorism, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. For example, in November 2022, one of our marketing vendors notified us that it had suffered a data breach that resulted in the release of certain information (names, email addresses, physical addresses consisting of city state, and zip codes, phone numbers and birthdates) of many of our patients and employees. The vendor further notified us that the information that had been released did not include credit card or bank account numbers, social security numbers or similar sensitive personal information. In addition, our vendor reported that they had quickly identified the source of the breach and rectified the situation, preventing the disclosure of additional information. We believe that a very limited number of affected individuals (all of whom had thejoint.com domain email address, with the exception of one) received ransom demands. Upon learning the details of the breach, we immediately embarked on an investigation and retained outside legal counsel to provide guidance with respect to any applicable legal obligations. Based on our investigation and the legal guidance we received, it was determined that the breach did not result in the release of “personal information,” as defined in the relevant data breach notification laws of all but two states. With respect to those two states, on or about May 1, 2023, counsel for The Joint Corp. delivered notices to the respective state Offices of the Attorneys General in compliance with state disclosure regulations. As of the current date, neither state has issued a response. Upon receipt of the root cause analysis from the vendors, we followed up with its leadership team to ensure that the specific breach had been remediated and to confirm that related processes and practices for future data protection had been updated. Based upon our investigation, we believe that the data breach did not have a material adverse effect on our business or result in any material damage to us. Furthermore, we are entitled to indemnification under the contract with the vendor for costs we incurred in addressing the data breach, including any costs with respect to breach notification.
State Regulations on Corporate Practice of Chiropractic
In states that regulate the “corporate practice of chiropractic,” chiropractic services are provided solely by legal entities organized under state laws as professional corporations ("PCs") or their equivalents. Each of the PCs in our system is wholly owned by one or more licensed chiropractors and employs or contracts with chiropractors in one or more offices. We do not own any capital stock of (or have any other ownership interest in) any such PC. We and our franchisees that are not owned by chiropractors enter into management services agreements with PCs to provide the PCs on an exclusive basis with all non-clinical administrative services needed by the chiropractic practice.

In February 2020, the State of Washington Chiropractic Quality Assurance Commission delivered notices that it was investigating complaints made against three chiropractors who own clinics, or are (or were) employed by clinics, in Washington. These clinics receive management services from our franchisees that are not owned by chiropractors. The notices contained allegations of fee-splitting, specifically targeting a provision in our Franchise Disclosure Document ("FDD") providing for the payment of royalty fees based on revenue derived from the furnishing of chiropractic care. The notices appeared to question our business model. The Commission posed a number of questions to the chiropractors and requested documentation describing the fee structure and related matters. All three chiropractors responded to the Commission, and the Commission has since closed the investigations with respect to two of the chiropractors, finding that the evidence did not support any claim of violation. It appears that the investigation with respect to the third chiropractor has either been closed or gone dormant.

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

Regulation Relating to Franchising
We are subject to the rules and regulations of the FTC and various state laws regulating the offer and sale of franchises. The FTC and various state laws require that we furnish an FDD containing certain information to prospective franchisees, and a number of states require registration of the FDD at least annually with state authorities. Included in the information required to be disclosed in our FDD is our business experience, material litigation, all fees due to us from franchisees, a franchisee’s estimated initial investment, restrictions on sources of products and services we impose on franchisees, development and operating obligations of franchisees, whether we provide financing to franchisees, our training and support obligations and other terms and conditions of our franchise agreement. We are operating under exemptions from registration in several states based on our qualifications for exemption as set forth in those states’ laws. As of December 31, 2023, we were registered to sell franchises in every state (where registrations are required) and could sell franchises in all 50 states.
Substantive state laws regulating the franchisor-franchisee relationship presently exist in many states. State laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. A policy from the North American Securities Administrators Association, Inc. (“NASAA”) rejects the use of required representations or waivers of claims by franchisees in franchise agreements for the purpose of insulating a franchisor from liability in disputes related to alleged fraud or misrepresentations during the offer and sale of a franchise. Although NASAA has no legal authority to prohibit such provisions, it is likely that state regulators will follow NASAA’s guidance and limit their use, as California has already done. Franchisors risk exposure to unfair trade practice claims by state regulators if they try to use a franchisee’s representations in a manner that offends NASAA’s policy. The use of such offending representations also could increase the likelihood of successful lawsuits against franchisors by franchisees over claims of fraud or misrepresentation. Bills also have been introduced in Congress from time to time providing for protection of franchisee rights, including certain currently pending bills seeking to establish what are described as fair franchise practices. Compliance with new, complex and changing laws may cause our expenses to increase, and non-compliance with such laws could result in penalties or enforcement actions against us. However, we believe that our FDD and franchising procedures currently comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises. As those guidelines and laws change, we will revise our FDD and franchising procedures accordingly.

Other Federal, State and Local Regulation

We are subject to varied federal regulations affecting the operation of our business. We are subject to the U.S. Fair Labor Standards Act (the "FLSA"), the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act and various other federal and state laws governing such matters as minimum wage requirements, overtime, fringe benefits, workplace safety and other working conditions and citizenship requirements. A significant number of our clinic service personnel are paid at rates related to the applicable minimum wage, and increases in the minimum wage are likely to increase our labor costs. As of January 1, 2023, the minimum wage increased in a number of states, the District of Columbia and local municipalities, with many of these wage increases triggered automatically by increases in the cost of living due to high inflation. Many of our smaller franchisees qualify for exemption from the requirement to either provide health insurance benefits or pay a penalty to the IRS if not provided because of their small number of employees. The imposition of any requirement that we or our franchisees provide health insurance benefits to our or their employees that are more extensive than the health insurance benefits that we currently provide to our employees or that franchisees may or may not provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

Joint Employer Rules

Background. As a franchisor, we could be liable for certain employment law and other labor-related claims against our franchisees if we are found to be a joint employer of our franchisees’ employees. A July 2014 decision by the United States National Labor Relations Board (the "NLRB") held that McDonald’s Corporation could be held liable as a “joint employer” for labor and wage violations by its franchisees under the FLSA. After this decision, the NLRB issued a number of complaints against McDonald’s Corporation in connection with these violations, although these complaints were ultimately settled without any admission of liability by McDonald’s. Additionally, an August 2015 decision by the NLRB held that Browning-Ferris Industries was a “joint employer” for purposes of collective bargaining under the National Labor Relations Act (the "NLRA") and, thus, obligated to negotiate with the Teamsters union over workers supplied by a contract staffing firm within one of its recycling plants.
In an effort to effectively reverse the McDonald’s Corporation decision, in 2020, the Department of Labor (the "DOL") issued a final rule narrowing the meaning of “joint employer” in the FLSA. Much of the new rule relating to “joint employer” status was then vacated by the United States District Court for the Southern District of New York in a lawsuit brought by various state attorneys general. Similarly, in an effort to effectively reverse the Browning-Ferris decision, in 2020, the NLRB issued a final rule, narrowing the meaning of “joint employer” in the collective bargaining context under the NLRA.
Current Status of Joint Employer Rules. On October 27, 2023, the NLRB published a final rule redefining joint employment standards under the NLRA. This rule, which took effect on February 26, 2024, resurrects the broader standards from the NLRB’s 2015 Browning-Ferris Industries decision, which include considerations of indirect or potential control in determining joint employment. If two entities are deemed joint employers, both could be jointly liable for unfair labor practices and may be required to participate in collective bargaining, sharing legal responsibilities for the affected employees.

The rule's proposal has sparked legal challenges from different directions. The Service Employees International Union (SEIU) has filed a lawsuit challenging the NLRB’s joint employer rule, arguing that it is not expansive enough. In contrast, the U.S. Chamber of Commerce, along with other trade groups, has initiated legal action, contending that the rule contradicts the NLRA and is arbitrary and capricious, thereby violating the Administrative Procedure Act. The time frame for the resolution of these lawsuits is dependent on the courts and we are not able to comment further.
Effective on September 28, 2021, the DOL withdrew the joint employer final rules under the FLSA, which had narrowed the definition of “joint employer” under the FLSA. Key provisions of the joint employer final rules had already been vacated by the United States District Court for the Southern District of New York in a lawsuit brought by various state attorneys general. The DOL has not proposed to replace the withdrawn rule with any new guidance, reverting to a legal landscape which includes a more expansive definition of “joint employer.” Under a more expansive definition, a franchisor could be held jointly liable with its franchisee for minimum wages and overtime pay violations by the franchisee, depending on the extent of control and supervision the franchisor is able to exercise over the franchisee’s employees.
In addition to efforts to expand the definition of “joint employer” through the final rule under the NLRA and the withdrawal of the FLSA rule, it is expected that the Equal Opportunity Employment Commission (the "EEOC"), which enforces anti-discrimination laws, will issue rules which include an expansive definition of “joint employer.”
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

California AB-5. California adopted Assembly Bill 5 ("AB-5"), which took effect on January 1, 2020. This legislation codifies the standard established in a California Supreme Court case (Dynamex Operations West v. Superior Court) for determining whether workers should be classified as employees or independent contractors, with a strict test that puts the burden of proof on employers to establish that workers are not employees. The law is aimed at the so-called “gig economy” where workers in many industries are treated as independent contractors, rather than employees, and lack the protections of wage and hour laws, although California voters approved a ballot initiative, now under court review, to exclude app-based drivers from the application of AB-5. AB-5 is not a franchise-specific law and does not address joint employer liability; however, a significant concern exists in the franchise industry that an expansive interpretation of AB-5 could be used to hold franchisors jointly liable for the labor law violations of its franchisees. Courts addressing this issue have come to differing conclusions, and while it remains uncertain as to how the joint employer issue will finally be resolved in California, potential new federal laws or regulations may ultimately be controlling on this issue.

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
Competition
The chiropractic industry is highly fragmented. According to the November 2023 IBIS market research report, the Top 50 industry practices accounted for only 4% of total industry revenue. Our competitors include approximately 40,000 independent chiropractic offices currently open throughout the United States, according to a 2024 Kentley Insights market research report, as well as certain multi-unit operators. We may also face competition from traditional medical practices, outpatient clinics, physical therapists, med-spas, massage therapists and sellers of devices intended for home use to address back and joint discomfort. Our three largest multi-unit competitors are Airrosti, HealthSource Chiropractic and 100% Chiropractic, all of which are insurance-based models.
We have identified eight competitors who are attempting to duplicate our cash-only, low cost, appointment-free model. Based on publicly available information, five of these competitors each operate fewer than 15 clinics as franchises, and the largest competitor operated 131 clinics as franchises as of December 31, 2023. We anticipate that other direct competitors will join our industry as our visibility, reputation and perceived advantages become more widely known. We believe our first mover advantage, proprietary operations systems and strong unit level economics will continue to accelerate our growth even with the spawning of additional competition.
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
Workforce
As of December 31, 2023, we and our consolidated VIEs employed approximately 444 persons on a full-time basis and approximately 350 persons on a part-time basis. None of our employees are members of unions or participate in other collective bargaining arrangements.
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
In order to continue our growth through clinic development and, in light of the recent shortage of qualified chiropractors, it is crucial that we continue to attract and retain qualified chiropractors. We strive to make The Joint Chiropractic the career path of choice for chiropractors, with opportunities for our chiropractors to grow and develop in their careers, supported by competitive compensation and benefits, and with our simple business model that allows our chiropractors to focus on patient care. Our competitive employment program for chiropractors includes (i) full time and flexible hours, with full benefits and paid time off, (ii) part time and flexible hours with some benefits, (iii) company-paid malpractice insurance, (iv) tuition reimbursement, sign-on and referral bonuses in certain circumstances, and (v) a competitive starting base salary. We have also bolstered our recruitment function, and we continue to fine-tune and re-strategize our search for chiropractors. In addition, we continue to expand and strengthen our relationship with chiropractic colleges to increase engagement with students and to increase the applicant flow of qualified candidates.

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
Compensation, Benefits, and Equity

We are committed to providing market competitive compensation and benefits. To ensure we remain competitive, we conduct periodic benchmarking to analyze our compensation data and take steps to ensure gender and other demographic equality is addressed. Our compensation practices are intended to be merit-based, focused on roles, responsibilities, experience and performance, with no consideration given to gender, age, ethnicity or other similar factors. We use a combination of fixed and incentive pay, including base salary, bonuses, and stock-based compensation. The principal purposes of our equity incentive plans are to attract, retain and motivate selected leaders through the granting of stock-based compensation awards. Our benefit offerings include comprehensive medical coverage, paid time off, a retirement savings plan, free family wellness membership at our clinics and flexible work schedules.
Diversity, Equity and Inclusion
We recognize that our best performance comes when our teams are diverse, and accordingly, diversity, equity and inclusion ("DEI") are a critical part of our vision of building a world-class organizational culture. We reemphasized our focus on DEI when we designated DEI as part of the formal responsibilities of our senior leaders and a key strategic initiative integral to continued development of franchised clinics and our brand. We are also committed to maximizing the performance and potential of our corporate employees. In 2021, we formalized and implemented our performance and compensation management resources, which include (i) establishing a formal compensation structure and guidelines and (ii) increasing employee and manager training.
Code of Conduct & Ethics
In 2024, we updated our Code of Conduct to reinforce our commitment to adhering to moral and ethical principles. We hold ourselves to the highest standards of acting with integrity as outlined in our core values statements.
Facilities
We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of December 31, 2023, we leased 138 facilities in which we operate or intend to operate clinics. We are obligated under two additional leases for facilities in which we have ceased clinic operations.
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
As of December 31, 2023, we had 935 franchised or company-owned or managed clinics in operation in 41 states and the District of Columbia. All of our locations are leased.
Intellectual Property
Trademarks, Trade Names and Service Marks
Our registered trademarks include the following in the United States:

Trademark	Registration Date	Registration Number
DON'T DO PAIN. DO YOU.	August 2022	6810062
THE JOINT CHIROPRACTIC	December 2016	5095943
THE JOINT CHIROPRACTIC (STYLIZED-BLACK BOX)	April 2021	6331815
THE JOINT CHIROPRACTIC (STYLIZED-HORIZ LOGO)	April 2021	6331917
THE JOINT CHIROPRACTIC (STYLIZED-STCKD LOGO)	April 2021	6331918
YOU'RE BACK, BABY.	August 2020	6131833
YOU'RE BACK, BABY	December 2019	5940161
BACK-TOBER	September 2018	5571732
RELIEF RECOVERY WELLNESS	February 2018	5398367
PAIN RELIEF IS AT HAND	February 2018	5395995
WHAT LIFE DOES TO YOUR BODY, WE UNDO	February 2018	5396012
RELIEF. ON SO MANY LEVELS.	December 2015	4871809
THE JOINT	April 2015	4723892
THE JOINT… THE CHIROPRACTIC PLACE (STYLIZED)	April 2013	4323810
THE JOINT… THE CHIROPRACTIC PLACE	February 2011	3922558

Our registered trademarks include the following in Canada:

THE JOINT	July 2019	TMA1044029
THE JOINT CHIROPRACTIC	July 2019	TMA1044040
THE JOINT CHIROPRACTIC and Design	July 2019	TMA1044026

Corporate Information

We are a Delaware corporation. Our common stock is traded on the NASDAQ Capital Market under the symbol “JYNT.” Our corporate offices headquarters are located at 16767 N. Perimeter Center Drive, Suite 110, Scottsdale, Arizona 85260, and our telephone number is (480) 245-5960. Our website is www.thejoint.com. Except as specifically indicated otherwise, the information on, or that can be accessed through, our website or any other website identified herein is not incorporated by reference into this Form 10-K.

Available Information

We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.    RISK FACTORS

RISKS RELATED TO OPERATING OUR BUSINESS
The nationwide labor shortage has negatively impacted our ability to recruit chiropractors and other qualified personnel, and the measures we have taken in response have reduced our net revenues.

The current nationwide labor shortage and, in particular the shortage of qualified chiropractors, has negatively impacted our ability and the ability of our franchisees to recruit and retain qualified chiropractors, wellness coordinators and other qualified personnel. This shortage has limited our ability to open new clinics and has required us to enhance wages and benefits and shorten clinic operating hours. All of these measures have reduced our net revenues and increased our operating expenses and may continue to do so if labor shortages continue.
Inflation has led to increased labor costs and interest rates and may lead to reduced discretionary spending, all of which may negatively impact our business.
The primary inflationary factor affecting our operations is labor costs. Beginning in the fourth quarter of 2021 and through 2023, company-owned or managed clinics were negatively impacted by wage increases, which increased our general and administrative expenses and decreased profitability. A significant number of our clinic service personnel are paid at rates related to the applicable minimum wage, and increases in the minimum wage could increase our labor costs. As of January 1, 2023, the minimum wage increased in a number of states, the District of Columbia and local municipalities, with many of these wage increases triggered automatically by increases in the cost of living due to high inflation. Such wage increases likely will further increase our general and administrative expenses in the affected jurisdictions. A continued increase in labor costs is likely to continue to have an adverse impact on profitability and may result in additional price increases to offset their impact. Further, should we fail to continue to increase our wages competitively in response to any continued increase in wage rates, the quality of our workforce could decline, causing our patient services to suffer.
In addition to relief and recovery, our services emphasize preventive and maintenance care, which is generally not a medical necessity, and may be viewed as a discretionary medical expenditure. Discretionary spending is negatively impacted by, among other things, those factors disclosed in this Form 10-K under the caption “Recent Events” in Management’s Discussion and Analysis of Financial Condition and Results of Operations -- unfavorable global economic or political conditions, such as the Ukraine War, the Israel-Gaza conflict, labor shortages, inflation and other cost increases, and increases in interest rates. As further disclosed under the aforementioned caption, we anticipate that fiscal 2024 will continue to be a volatile macroeconomic environment and expect elevated levels of cost inflation to persist for 2024. Reductions in discretionary spending may adversely impact our business, financial condition, or results of operations. Rising interest rates also will make it more expensive for potential franchisees to finance new clinic acquisitions and thus may reduce the pool of available franchisees, which also could adversely impact our business.
In the event that a continued deterioration of economic conditions causes a significant decrease in demand for our services, this could negatively impact our ability to meet the financial covenants in our credit facility, although we were in compliance as of December 31, 2023. Furthermore, a deterioration of equity and credit markets may make other debt or equity financing difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, may be more costly or more dilutive. If we are unable to access our credit facility as a result of noncompliance with its covenants or are unable to obtain other debt or equity financing, this could limit our opportunity to acquire more clinics and regional developer rights and to pursue other corporate initiatives.
New clinics, once opened, may not be profitable, and the increases in average clinic sales and comparable clinic sales that we have experienced in the past may not be indicative of future results.
Our clinics continue to demonstrate increases in comparable clinic sales even as they mature. Our annual Comp Sales for the full year 2023, for clinics that have been open for at least 13 full months, was 4%, and for clinics that have been open for greater than 48 months, was (1)%. However, we cannot assure you that this will continue for our existing clinics or that clinics we open in the future will see similar results. In new markets, the length of time before average sales for new clinics stabilize is less predictable and can be longer than we expect because of our limited knowledge of these markets and consumers’ limited awareness of our brand. New clinics may not be profitable, and their sales performance may not follow historical patterns. In addition, our average clinic sales and comparable clinic sales for existing clinics may not increase at the rates achieved over the past several years. Our ability to operate new clinics, especially company-owned or managed clinics, profitably and increase average clinic sales and comparable clinic sales depends on many factors, some of which are beyond our control, including: (i) consumer awareness and understanding of our brand and changes in consumer preferences and discretionary spending; (ii)

general economic conditions, which can affect clinic traffic, local rent and labor costs and prices we pay for the supplies we use; (iii) competition, either from our competitors in the chiropractic industry or our own and our franchisees’ clinics; (iv) the identification and availability of attractive sites for new facilities and the anticipated commercial, residential and infrastructure development near our new facilities; (v) changes in government regulation; (vi) in certain regions, decreases in demand for our services due to inclement weather; and (vii) other unanticipated increases in costs, any of which could give rise to delays or cost overruns.
If our new clinics do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected average clinics sales, our business, financial condition and results of operations could be adversely affected.
Our failure to manage our growth effectively could harm our business and operating results.
Our growth plan includes a significant number of new franchised clinics. Our existing clinic management systems, administrative staff, financial and management controls and information systems may be inadequate to support our continued expansion. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing clinics. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, clinic teams and existing infrastructure which could harm our business, financial condition and results of operations. We replaced and upgraded our IT platform in 2021, but we cannot provide assurances that our on-going improvements and enhancements efforts will be executed without delays, difficulties or service interruptions.
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
Our services emphasize maintenance therapy, which is generally not a medical necessity, and should be viewed as a discretionary medical expenditure. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. As noted in a previous risk factor, the current period of high inflation, which is expected to persist through at least 2024, is likely to reduce consumer discretionary spending. Traffic in our clinics could decline if consumers choose to reduce the amount they spend on non-critical medical procedures. Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including reducing medical discretionary spending on a permanent basis. In addition, given our geographic concentrations in the West, Southwest, Southeast, and mid-Atlantic regions of the United States, economic conditions in those particular areas of the country could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters could materially adversely affect our business, financial condition and results of operations. All of our clinics depend on visibility and walk-in traffic, and the effects of adverse weather may decrease visits to malls in which our clinics are located and negatively impact our revenues. If clinic sales decrease, our profitability could decline as we spread fixed costs across a lower level of revenues. Reductions in staff levels, asset impairment charges and potential clinic closures could result from prolonged negative clinic sales, which could materially adversely affect our business, financial condition and results of operations.

RISKS RELATED TO USE OF THE FRANCHISE BUSINESS MODEL
Our dependence on the success of our franchisees exposes us to risks including the loss of royalty revenue and harm to our brand.
A substantial portion of our revenues comes from royalties generated by our franchised clinics, which royalties are based on the revenues generated by those clinics. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of December 31, 2023, we had franchisees operating or managing 800 clinics. We rely on the performance of our franchisees in successfully opening and operating their clinics and paying royalties and other fees to us on a timely basis. Our franchise system subjects us to a number of risks as described here and in the next four risk factors. These risks include a significant further decline in our franchisees’ revenue, which occurred in 2020 as a result of the COVID-19 pandemic. Furthermore, in 2020, we took additional actions to support our franchisees that experienced challenges during the COVID-19 pandemic, further reducing our royalty revenues and other fees from franchisees. In 2020, for a period of time, we waived minimum royalty requirements, monthly software fees for clinics forced to close temporarily due to the pandemic, and minimum required marketing expenditures. We may need to re-implement, expand or extend these accommodations to franchisees, further reducing our revenues from franchised clinics and reducing the visibility of “The Joint” brand in the marketplace. Any new or re-implemented accommodations and the occurrence of any of the other events described here and in the next four risk factors could impact our ability to collect royalty payments from our franchisees, harm the goodwill associated with our brand, and materially adversely affect our business and results of operations.
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
Our franchise agreements specify a timetable for opening the clinic. Failure by our franchisees to open their clinics within the specified time limit would result in the reduction of royalty payments we would have otherwise received and could result in the termination of the franchise agreement. As of December 31, 2023, we had active licenses and letters-of-intent for 172 clinics which we believe to be developable within the specified time periods, but we cannot be certain of this.
Our regional developers are independent operators over whom we have limited control.
Our regional developers are independent operators. Accordingly, their actions are outside of our control. We depend upon our regional developers to sell a minimum number of franchises within their territories and to assist the purchasers of those franchises to develop and operate their clinics. The failure by regional developers to sell the specified minimum number of franchises within the time limits set forth in their regional developer license agreements would reduce the franchise fees we would otherwise receive, delay the payment of royalties to us and result in a potential event of default under the regional developer license agreement. Of our total of 17 regional developers as of December 31, 2023, three had not met their minimum franchise sales requirements within the time periods specified in their regional developer agreements.

FINANCIAL RISK FACTORS
Our level of debt could impair our financial condition and ability to operate.

As of December 31, 2023, we had drawn $2.0 million under the Credit Agreement (defined at Note 7, Debt). Our level of debt could have important consequences to investors, including:
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

We previously identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results, prevent fraud, or maintain investor confidence.

We are subject to the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require management to assess the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm is now required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404, since as of December 31, 2023, we became an accelerated filer.

Internal controls related to the operation of financial reporting and accounting systems are critical to maintaining adequate internal control over financial reporting. As discussed in Part II, Item 9A of this Form 10-K, our management previously concluded that our internal controls over financial reporting were not effective as of December 31, 2022 due to material weaknesses in internal controls related to (i) the accounting treatment in significant complex areas, and (ii) the identification of uncertain tax positions. We did not design and maintain effective controls over the accounting of complex areas, including accounting for revenue recognition and we did not design and maintain effective controls over the identification of uncertain tax positions.

During 2023, management implemented our previously disclosed remediation plan that included modifying internal controls to address completeness of documentation on uncertain tax positions, revenue and acquisition related transactions over adoptions of the appropriate respective accounting standards, specifically through the utilization of subject matter experts to review conclusions over complex accounting policies.

During the fourth quarter of 2023, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weaknesses have been remediated as of December 31, 2023.

We previously reported in our Annual Report on Form 10-K as of December 31, 2021 material weaknesses in internal control that have since been remediated, except those internal controls related to complex accounting areas. Specifically, these material weaknesses related to: (i) risk assessment and scoping - we did not effectively design and maintain controls in response to the risks of material misstatement. Specifically, the design of existing controls or the implementation of new controls has not been sufficient to respond to the risks of material misstatement related to the incremental borrowing rate for our leases, deferred costs and related expenses, other revenues, breakage revenue, intangible asset amortization, determination of reporting units, reassessment of our VIEs, stock option exercises, and the accuracy and completeness of certain financial statements; (ii) segregation of duties - we did not design and maintain effective controls such that all accounting duties are sufficiently segregated within our business processes and certain financial applications. Specifically, we failed to have the appropriate personnel monitor users with administrative access to certain financial applications and data, and we did not design and maintain effective controls such that all accounting duties are sufficiently segregated; (iii) accounting related to significant complex accounting areas - we did not design and maintain effective controls over the accounting of complex accounting areas, including taxes and business combination and asset acquisition transactions Specifically, we failed to properly design controls to appropriately determine the proper accounting treatment for certain revenue streams and leases. During 2022, we completed the remediation measures related to the material weakness described in this paragraph. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly.

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
Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Also, we review our amortizable intangible assets for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying amount of our goodwill or another intangible asset were to exceed its fair value, the asset would be written down to its fair value, with the impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions or weaker operating results compared to our expectations may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potentially material impairment charge if we are unable to recover the carrying value of our goodwill and other intangible assets.
Our balance sheet includes a significant number of long-lived assets in our corporate clinics, including operating lease right-of-use assets and property, plant and equipment. A decline in the current and projected cash flows in our corporate clinics could result in impairment charges, which could be material.
Long-lived assets, such as operating lease right-of-use ("ROU") assets and property, plant and equipment in our corporate clinics, are tested for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying amount of a long-lived asset were to exceed its fair value, the asset would be written down to its fair value and an impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions or weaker operating results compared to our expectations may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potentially material impairment charge if we are unable to recover the carrying value of our long-lived assets.
Our increased reliance on sources of revenue other than from company-owned or managed clinics exposes us to risks including the loss of revenue and reduction of working capital.

As our portfolio of company-owned or managed clinics has matured, we have placed more reliance on revenues from company-owned or managed clinics. As we execute on our re-franchising strategy, we will place a greater reliance on revenue from franchise fees and royalties. As company-owned or managed clinics are sold to franchisees, the total amount of revenue will decrease. In addition, the length of time to complete the re-franchising efforts could be in excess of our current expectations, and result in increased levels of general and administrative expenses for longer than anticipated. We may experience insufficient working capital to fully implement our growth plans, and our business, financial condition and results of operations could be adversely affected.
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

Any audit by the IRS with respect to our receipt of an employee retention credit (“ERC”) under The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act could result in additional taxes or costs to our company.

We received an ERC pursuant to the CARES ACT. Please see Note 12, “Employee Retention Credit” in the Notes to the consolidated financial statements included in Item 8 of this Form 10-K for a description of the ERC. Our eligibility to receive the ERC remains subject to audit by the IRS for a period of five years. If the IRS audits us during that time, it may find that we were not eligible to receive some or all of the ERC, in which case we would be required to return some or all of the ERC to the IRS. Additionally, 20% of the ERC will be paid to an outside third party as a consulting fee. In the event we are required to return some or all of the ERC, we may not be able to recoup the consulting fee.

RISKS RELATED TO INDUSTRY DYNAMICS AND COMPETITION
Our clinics and chiropractors compete for patients in a highly competitive environment that may make it more difficult to increase patient volumes and revenues.
The business of providing chiropractic services is highly competitive in each of the markets in which our clinics operate. The primary bases of such competition are quality of care, reputation, price of services, marketing and advertising strategy implementation, convenience, traffic flow, visibility of office locations, and hours of operation. Our clinics compete with all other chiropractors in their local market. Many of those chiropractors have established practices and reputations in their markets. Some of these competitors and potential competitors may have financial resources, affiliation models, reputations or management expertise that provide them with competitive advantages over us, which may make it difficult to compete against them. Our three largest multi-unit competitors are Airrosti, which currently operates 150 clinics; HealthSource Chiropractic, which currently operates 131 clinics; and 100% Chiropractic, which currently operates 125 clinics. Two of these competitors are currently operating under an insurance-based model. In addition, a number of other chiropractic franchises and chiropractic practices that are attempting to duplicate or follow our business model are currently operating in our markets and in other parts of the country and may enter our existing markets in the future.
Our success is dependent on the chiropractors who control the PCs, or PC owners, with whom we enter into management services agreements, and we may have difficulty locating qualified chiropractors to replace PC owners.
In states that regulate the corporate practice of chiropractic, our chiropractic services are provided by legal entities organized under state laws as PCs and their equivalents. Each PC employs or contracts with chiropractors in one or more offices. Each of the PCs is wholly owned by one or more licensed chiropractors, or medical professionals as state law may require, and we do not own any capital stock of any PC. We and our franchisees that are not owned by chiropractors enter into management services agreements with PCs, to provide to the PCs on an exclusive basis, all non-clinical services of the chiropractic practice. The PC owner is critical to the success of a clinic because he or she has control of all clinical aspects of the practice of chiropractic and the provision of chiropractic services. Upon the departure of a PC owner, we may not be able to locate one or more suitably qualified licensed chiropractors to hold the ownership interest in the PC and maintain the success of the departing PC owner.

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
As discussed in the above-cited section, the proposed rules issued under the NLRA and the withdrawal of the Trump-era rules issued under the FLSA include or reinstate expansive definitions of “joint employer,” which could be used to deem a franchisor to be a joint employer of a franchisee’s employees. In the event of a finding of joint employer status under the NLRA, a franchisor would be required to collectively bargain or otherwise deal with a union that does not represent the franchisor’s own employees, lose the protections against union picketing of neutral employers in the event of a labor disagreement between a franchisee and a franchisee’s employees, and share in liability for labor and employment violations committed by a franchisee. Under the reversion to a more expansive definition of “joint employer” under the FLSA, a franchisor could be held jointly liable with its franchisee for minimum wages and overtime pay violations by the franchisee, depending on the extent of control and supervision the franchisor is able to exercise over the franchisee’s employees. Furthermore, there is an expectation that new rules will be issued by the EEOC, similarly expanding “joint liability” with respect to the enforcement of anti-discrimination laws.
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
The provision of chiropractic services by chiropractors entails an inherent risk of potential malpractice and other similar claims. While we do not have responsibility for compliance by affiliated PCs and their chiropractors with regulatory and other requirements directly applicable to chiropractors, claims, suits or complaints relating to services provided at the offices of our franchisees or affiliated PCs may be asserted against us. We have experienced a number of malpractice claims since our founding in March 2010, which we have defended or are vigorously defending and do not expect their outcome to have a material adverse effect on our business, financial condition or results of operations. The assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages. Our current minimum professional liability insurance coverage required for our franchisees, affiliated PCs and company-owned clinics is $1.0 million per occurrence and $3.0 million in annual aggregate. In addition, we have a corporate business owner’s policy with coverage of $2.0 million per occurrence and $4.0 million in annual aggregate. If we are unable to obtain adequate insurance, our franchisees or franchisee doctors fail to name our company as an additional insured party, or if there is an increase in the future cost of insurance to us and the chiropractors who provide chiropractic services or an increase in the amount we have to self-insure, there may be a material adverse effect on our business and financial results.
Events or rumors relating to our brand names or our ability to defend successfully against intellectual property infringement claims by third parties could significantly impact our business.
Recognition of our brand names, including “THE JOINT CHIROPRACTIC,” and the association of those brands with quality, convenient and inexpensive chiropractic maintenance care, are an integral part of our business. The occurrence of any events or rumors that cause patients to no longer associate the brands with quality, convenient and inexpensive chiropractic maintenance care may materially adversely affect the value of the brand names and demand for chiropractic services at our franchisees or their affiliated PCs.

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
The data protection landscape is rapidly evolving, and we are or may become subject to numerous state and federal laws and regulations governing the collection, use, disclosure, retention, and security of personal information, including health-related information. While we have determined that we are not currently regulated as a covered entity under HIPAA and thus are not subject to its requirements or penalties, any entity may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. Even when entities are not covered by HIPAA, the FTC has taken the position that a failure to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC has broad authority to seek monetary redress for affected consumers and injunctive relief.
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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. Based on the self-assessment completed as of January 22, 2024, we are currently in compliance with the Payment Card Industry Data Security Standard, or PCI DSS, the payment card industry’s security standard for companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions. There is no guarantee that we will maintain PCI DSS compliance. Our failure to comply fully with PCI DSS in the future could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also could subject us to fines, penalties, damages and civil liability and could result in the suspension or loss of our ability to accept credit and debit card payments. Although we do not store credit card information and we do not have access to our patients’ credit card information, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.
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

On September 26, 2023, we restated our consolidated financial statements as of and for the years ended December 31, 2022 and 2021 and for the quarterly periods within the fiscal years ended December 31, 2022 and 2021 (the “Restated Periods”). The determination to restate the financial statements for the Restated Periods was made by our Audit Committee and our Board of Directors upon management’s recommendation following the identification of errors related to our method of accounting for the reacquisition of regional developer rights and transfer pricing adjustments for our VIEs. Our management, after consultation with our independent registered accountants, concluded that our previously issued financial statements for the Restated Periods should no longer be relied upon. Our Annual Report on Form 10-K for the years ended December 31, 2022 and 2021 has been amended by Form 10-K/A filed on September 26, 2023 to, among other things, reflect the restatement of our financial statements for the Restated Periods.

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2023, we had 14,751,633 outstanding shares of common stock and are authorized to sell up to 20,000,000 shares of common stock. The trading volume of shares of our common stock averaged approximately 136,520 shares per day during the year ended December 31, 2023. Accordingly, sales of even small amounts of shares of our common stock by existing stockholders may drive down the trading price of our common stock.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our amended and restated certificate of incorporation and bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, we have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our Board of Directors. Under the terms of such indemnification agreements, we are required to indemnify each of our directors and officers, to the fullest extent permitted by the laws of the state of Delaware, if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee is or was a director or officer of our company or any of its subsidiaries or was serving at our request in an official capacity for another entity. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims and may reduce the amount of money available to us.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Our Chief Technology Officer (“CTO”) is responsible for cybersecurity within our company, including information technology risks, controls, strategies and procedures. The Cybersecurity Subcommittee of the Board of Directors oversees cybersecurity for our company and meets with the CTO at least quarterly to discuss the status of cybersecurity efforts as well as any security incidents. Cybersecurity Subcommittee materials are provided to the Audit Committee as well as the full Board of Directors. The Board of Directors believes that a strong cyber strategy based on industry accepted best practices is vital to protect our business, customers and assets.

A dedicated team of technology professionals works throughout the year to monitor all matters of risk relating to cybersecurity. We have begun our certification process for the globally recognized International Organization for Standardization certification for Information Security Management Systems (ISO 27001) that we expect to achieve by the second quarter of 2024. Additionally, we operate and are compliant under the following provisions: HIPAA attestation for the HIPAA Security Rule and the Health Information Technology for Economic and Clinical Health Act (HITECH) Breach Notification requirements.

Vendors that have access to our information are required to manage such information in accordance with laws and appropriate privacy and security standards. Standards are applied on a per-contract basis and include requirements to have an information security program and report to us any incidents in which its confidential information or systems are compromised. Depending on the nature of the vendors' access to our information, we monitor and evaluate the controls and governance established with the vendors ranging from a continuous cadence to at least quarterly.

We annually assess our cybersecurity programs against third-party requirements, including HIPAA and the Sarbanes-Oxley Act (SOX). We test multiple aspects of cybersecurity regularly, including annual pen testing over our proprietary information systems and have historically tested annually and beginning 2024 will test semi-annually our technical recovery and incident response procedures.

We maintain a robust privacy compliance program. Employees receive periodic email communications, which train them to detect and report malware, ransomware and other malicious software and social engineering attempts that may compromise our information technology systems. In the first quarter of 2024, we will be implementing a best in class security awareness training system and a quarterly training program for all employees.

Currently, we rely on an established major incident management and communication process to address any potential cybersecurity incidents. This established process includes the use of third party partnerships to make available the distinct skill sets needed to assist in properly responding to any cybersecurity threat. We are in process of establishing defined response procedures to effectively address any cyber threat that may occur regardless of the safeguards in place that minimize the chance of a successful cyberattack. The response procedures will be designed to identify, analyze, contain and remediate such cyber incidents expeditiously. These procedures and approach to safeguard our information and assets will be continuously monitored by management and updated to evolve with the current cyber landscape in alignment with the ISO 27001 standard mentioned above.
ITEM 2.     PROPERTIES
We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of December 31, 2023, we leased 138 facilities in which we operate or intend to operate clinics. We are obligated under two additional leases for facilities in which we have ceased clinic operations.
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
ITEM 3.     LEGAL PROCEEDINGS
Information regarding our legal proceedings is discussed in Note 10 to our consolidated financial statements, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Capital Market under the symbol “JYNT.”
Holders
As of December 31, 2023, there were approximately 104 holders of record of our common stock and 14,751,633 shares of our common stock outstanding.
Dividends
Since our initial public offering, we have not declared nor paid dividends on our common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future.
ITEM 6. [Reserved]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2023 and 2022 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information contained elsewhere in this Form 10-K. Information pertaining to fiscal year 2021 was included in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2021 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on September 26, 2023.
Overview
We are a rapidly growing franchisor and operator of chiropractic clinics that uses a private pay, non-insurance, cash-based model. We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry. We delivered over 13.6 million patient visits in 2023, up from 12.2 million patient visits in 2022, generating over $488.0 million and $435 million of system-wide sales, respectively, across our highly franchised network. We will continue the rapid and franchised focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad. We saw over 932,000 new patients in 2023, with approximately 36% of those new patients visiting a chiropractor for the first time. We are not only increasing our percentage of market share, but are expanding the chiropractic market.
Key Performance Measures. We receive monthly performance reports from our system and our clinics, which include key performance indicators per clinic, including gross sales, comparable same-store sales growth (“Comp Sales”), number of new patients, conversion percentage and member attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. System-wide Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. While gross sales from franchised clinics are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base.
Key Clinic Development Trends. As of December 31, 2023, we and our franchisees operated or managed 935 clinics, of which 800 were operated or managed by franchisees and 135 were operated as company-owned or managed clinics. We and our franchisees opened 114 clinics during 2023, 104 franchised clinics and 10 company-owned or managed clinics. This compares to 137 clinics opened in 2022, 121 franchised clinics and 16 company-owned or managed clinics. Of the 135 company-owned or managed clinics at December 31, 2023, 65 were constructed and developed by us, and 70 were acquired from franchisees.

Our current strategy is to grow through the sale and development of additional franchises. After evaluating options for improvement, during 2023 the board authorized management to initiate a plan to re-franchise or sell the majority of our company-owned or managed clinics. This refined strategy will leverage our greatest strength – our capacity to build a franchise – to drive long-term growth for both our franchisees and The Joint as a public company. We have created a robust framework for the re-franchising effort, organizing clinics into clusters, and generating comprehensive disclosure packets for marketing efficiency. We have given initial preference to existing franchisees and have received significant interest to date. Our goal will be to generate significant proceeds that will provide us with value creating capital allocation opportunities. These opportunities could include, but are not limited to, reinvestment in the brand and related marketing, continued investment in our IT platforms, the repurchase of RD territories, and/or a stock repurchase program.

The number of franchise licenses sold for the year ended December 31, 2023 was 55, compared with 75 and 156 licenses for the years ended December 31, 2022 and 2021, respectively. We ended 2023 with 17 regional developers who were responsible for 51% of the 55 licenses sold during the year. This strong result reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
We believe that we continue to have a sound business concept and will benefit from the fundamental changes taking place in the manner in which Americans access chiropractic care and their growing interest in seeking effective, affordable natural solutions for general wellness. These trends join with the preference we have seen among chiropractic doctors to reject the insurance-based model to produce a combination that benefits the consumer and the service provider alike. We believe that these forces create an important opportunity to accelerate the growth of our network.

Default Under Credit Agreement

On September 8, 2023, JP Morgan Chase waived, on a one-time only basis, a default that occurred under the Credit Agreement. The default occurred as of the close of business on September 6, 2023. The default resulted from our inability to deliver in a timely manner the financial statements in its Quarterly Report on Form 10-Q for the period ended June 30, 2023 (the “2023 Q2 10-Q”). Our inability to produce and file the 2023 Q2 10-Q in a timely manner (which filing constitutes delivery to JP Morgan Chase of our financial statements) was the result of the discovery of errors in the GAAP accounting treatment for re-acquired regional developer rights and for transfer pricing for our VIEs. JP Morgan Chase waived this default until September 30, 2023. The filing of our 2023 Q2 10-Q on September 26, 2023 cured the default.

Recent Events

Recent events that may impact our business include unfavorable global economic or political conditions, such as the Ukraine War, the Israel-Gaza conflict, labor shortages, and inflation and other cost increases. We anticipate that 2024 will continue to be a volatile macroeconomic environment.

The primary inflationary factor affecting our operations is labor costs. In 2022 and 2023, clinics owned or managed by us or our franchisees were negatively impacted by labor shortages and wage increases, which increased our general and administrative expenses. Further, should we fail to continue to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our patient service to suffer. While we anticipate that these continued headwinds can be partially mitigated by pricing actions, there can be no assurance that we will be able to continue to take such pricing actions. A continued increase in labor costs could have an adverse effect on our operating costs, financial condition and results of operations.

In addition, the increase in interest rates and the expectation that interest rates will continue to remain elevated may adversely affect patients' financial conditions, resulting in reduced spending on our services. While the impact of these factors continues to remain uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.
Significant Events and/or Recent Developments
For the year ended December 31, 2023:
•Comp Sales of clinics that have been open for at least 13 full months increased 4%.
•Comp Sales for mature clinics open 48 months or more decreased 1%.

•System-wide sales for all clinics open for any amount of time grew 12% to $488.0 million.
We saw over 932,000 new patients in 2023, compared with 845,000 new patients in 2022, with approximately 36% of those new patients having never been to a chiropractor before. We are not only increasing our percentage of market share, but expanding the chiropractic market. These factors, along with continued leverage of our operating expenses, drove improvement in our bottom line.
On November 6, 2023, we discussed certain strategic initiatives with the Board of Directors and were authorized to initiate a plan to re-franchise the majority of our corporate-owned or managed clinics with plans to retain a small portion of high-performing clinics. Based on the timing and varied scope of the initiative, we are unable to estimate the financial impact of such plans.
In October 2023, we entered into two separate letters of intent to sell two of our company-owned or managed clinics that were part of the approximately 10% of clinics identified for sale and classified as held for sale as of September 30, 2023 for a combined total sales price of $185,000. The sales are expected to close during the first quarter of 2024, subject to customary closing conditions.
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

For the year ended December 31, 2023, we constructed and developed 10 new corporate clinics.
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
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises treated as a business combination under GAAP. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, we perform an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the years ended December 31, 2023 and 2022.
Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to estimated undiscounted future cash flows in the assessment of whether or not long-lived assets are recoverable. We record an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. During the year ended December 31, 2023, intangible assets and property and equipment, net related to a closed clinic and asset groups determined to not be recoverable with a total carrying amount of approximately $3.0 million was written down to $1.2 million. As a result, we recorded a noncash impairment loss of approximately $1.8 million during the year ended December 31, 2023. During the year ended December 31, 2022, an operating lease ROU asset related to a closed clinic with a total carrying amount of $0.2 million was written down to their fair value of zero. As a result, we recorded a noncash impairment loss of approximately $0.2 million for the year ended December 31, 2022.
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
Revenue Recognition

We generate revenue through our company-owned and managed clinics and through royalties, franchise fees, advertising fund contributions, IT related income and computer software fees from our franchisees.
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
Franchise Fees. We require the entire non-refundable initial franchise fee to be paid upon execution of a franchise agreement, which typically has an initial term of 10 years. Initial franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement. Our services under the franchise agreement include training of franchisees and staff, site selection, construction/vendor management and ongoing operations support. We provide no financing to franchisees and generally offer no guarantees on their behalf. The services we provide are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
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
In addition, we pay regional developers fees, which are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory, and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of gross sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur, which is funded by the 7% royalties we collect from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements.
Leases
The accounting guidance for leases requires lessees to recognize an ROU asset and a lease liability in the balance sheet for most leases. The lease liability is measured at the present value of the fixed lease payments over the lease term and the ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at our sole discretion and, as such, we typically determine that exercise of these renewal options is not reasonably certain. As a result, we do not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the ROU asset and lease liability. When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. In such cases, we estimate our incremental borrowing rate as the interest rate we would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease, and in a similar economic environment. We estimate these rates using available evidence such as rates imposed by third-party lenders in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to our estimated creditworthiness.
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
We regularly assess the tax risk of our tax return filing positions, and we have identified $1.2 million and $1.3 million in uncertain tax positions as of December 31, 2023 and 2022, respectively.
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
Total Revenues
Components of revenues for the year ended December 31, 2023, as compared to the year ended December 31, 2022, were as follows:

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2023	2022

Revenues:
Revenues from company-owned or managed clinics	$70,718,880	$59,422,294	$11,296,586	19.0%
Royalty fees	29,160,831	26,190,531	2,970,300	11.3%
Franchise fees	2,882,895	2,441,325	441,570	18.1%
Advertising fund revenue	8,321,043	7,456,696	864,347	11.6%
Software fees	5,086,562	4,290,739	795,823	18.5%
Other revenues	1,526,145	1,450,725	75,420	5.2%
Total revenues	$117,696,356	$101,252,310	$16,444,046	16.2%
The reasons for the significant changes in our components of total revenues were as follows:
Consolidated Results
•Total revenues increased by $16.4 million, primarily due to the continued expansion and revenue growth of our franchise base, continued same-store sales growth and expansion of our corporate-owned or managed clinics portfolio.
Corporate Clinics
•Revenues from company-owned or managed clinics increased, primarily due to the expansion of our corporate-owned or managed clinics portfolio. As of December 31, 2023 and 2022, there were 135 and 126 company-owned or managed clinics in operation, respectively.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during 2023, along with continued sales growth in existing franchised clinics. As of December 31, 2023 and 2022, there were 800 and 712 franchised clinics in operation, respectively.
•Franchise fees revenue increased due to the continued increase in active franchise licenses and the impact of accelerated revenue recognition resulting from the terminated franchise license agreements, with 21 and 17 franchise license agreements terminated during the years ended December 31, 2023 and 2022, respectively.
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Other revenues primarily consisted of merchant income associated with credit card transactions.
Cost of Revenues

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2023	2022

Cost of Revenues	$10,546,558	$9,171,063	$1,375,495	15.0%
For the year ended December 31, 2023, as compared with the year ended December 31, 2022, the total cost of revenues increased due to an increase in regional developer royalties and sales commissions of $1.3 million and an increase in website hosting costs of $0.1 million.

Selling and Marketing Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2023	2022
Selling and Marketing Expenses	$16,541,990	$13,962,709	$2,579,281	18.5%
Selling and marketing expenses increased $2.6 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, driven by an increase in advertising fund expenditures from a larger franchise base and increased local marketing expenditures from a larger company-owned or managed clinic base.
Depreciation and Amortization Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2023	2022

Depreciation and Amortization Expenses	$8,582,203	$6,646,622	$1,935,581	29.1%
Depreciation and amortization expenses increased $1.9 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to depreciation expenses associated with the expansion of our company-owned or managed clinics portfolio.
General and Administrative Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2023	2022

General and Administrative Expenses	$81,466,088	$70,233,447	$11,232,641	16.0%
General and administrative expenses increased during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to the increases in the following to support continued clinic count and revenue growth in both operating segments: (i) payroll and related expenses of $8.2 million; (ii) general overhead and administrative expenses of $2.7 million; (iii) professional and advisory fees of $1.0 million primarily related to the accounting restatement; and (iv) software and maintenance expense of $0.4 million; offset by a decrease in acquisition related expenses of $1.1 million. As a percentage of revenue, general and administrative expenses were flat at 69% during the year ended December 31, 2023 and 2022, respectively.
Net Loss on Disposition or Impairment

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2023	2022

Net Loss on Disposition or Impairment	$2,632,604	$410,215	$2,222,389	541.8%
Net loss on disposition or impairment increased $2.2 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to the impairment charges of long-lived assets resulting from the planned sale or determined closure of certain company-owned or managed clinics classified as held for sale and those classified as held and used that were determined to not be recoverable.
(Loss) Income from Operations

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2023	2022

(Loss) Income from Operations	$(2,073,087)	$828,254	$(2,901,341)	(350.3)%
Consolidated Results
Consolidated income from operations decreased by $2.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to the impairment charges in the corporate clinics and increases in expenses from unallocated corporate segments discussed below.
Corporate Clinics
Our corporate clinics segment had loss from operations of $2.5 million for the year ended December 31, 2023, a decrease in income of $2.6 million compared to income from operations of $0.1 million for the year ended December 31, 2022. This decrease was primarily due to:
•A $13.9 million increase in operating expenses primarily due to the increases in the following: (i) payroll-related expenses of $5.6 million due to a higher head count to support the expansion of our corporate clinic portfolio and general wage increases to remain competitive in the current labor market; (ii) depreciation and amortization expense of $1.9 million primarily associated with the expansion of our company-owned or managed clinics portfolio; (iii) selling and marketing expenses due to increased local marketing expenditures by the company-owned or managed clinics of $1.9 million; (iv) general overhead and administrative expenses to support the expansion of our corporate clinic portfolio of $2.3 million; and (v) an increase in impairment loss of $2.2 million; partially offset by
•An increase in revenues of $11.3 million from company-owned or managed clinics primarily due to the expansion of our corporate-owned or managed clinics portfolio.
Franchise Operations
Our franchise operations segment had income from operations of $20.3 million for the year ended December 31, 2023, an increase of $3.0 million, compared to income from operations of $17.3 million for the year ended December 31, 2022. This increase was primarily due to:
•An increase of $5.2 million in total revenues due to an increase in the number of franchised clinics in operation, along with continued sales growth in existing franchised clinics; partially offset by
•An increase of $1.4 million in cost of revenues, primarily due to an increase in regional developer royalties and website hosting costs. An increase of $0.8 million in operating expenses, primarily due to an increase in (i) selling and marketing expenses resulting from a larger franchise base of $0.8 million, (ii) payroll-related expenses of $1.0 million, and (iii) travel costs of $0.1 million; offset by a reduction in acquisition related expenses of $1.1 million.
Unallocated Corporate
Unallocated corporate expenses for the year ended December 31, 2023 increased by $3.3 million compared to the prior year period, primarily due an increase in (i) payroll related expenses of $1.6 million, (ii) professional and advisory fees of $1.0 million primarily related to the accounting restatement, and (iii) general overhead and administrative expenses of $0.7 million primarily related to insurance and software and maintenance expenses.
Income Tax Expense

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2023	2022

Income tax expense	$11,390,953	$68,448	$11,322,505	16,541.8%
For the years ended December 31, 2023 and 2022, the effective tax rates were 695.1% and 9.8%, respectively. The fluctuation in the effective rate was primarily attributable to state taxes, including the change in rates, stock-based compensation and changes in valuation allowance during the year ended December 31, 2023, as compared to the year ended December 31, 2022. Please see Note 9, “Income Taxes” in the Notes to consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

Non-GAAP Financial Measures

The table below reconciles net (loss) income to Adjusted EBITDA for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022

Non-GAAP Financial Data:
Net (loss) income	$(9,752,197)	$626,705
Net interest	67,461	133,101
Depreciation and amortization expense	8,582,203	6,646,622
Income tax expense	11,390,953	68,448
EBITDA	10,288,420	7,474,876
Stock compensation expense	1,737,682	1,273,989
Acquisition related expenses	873,214	2,356,049
Net loss on disposition or impairment	2,632,604	410,215
Costs related to restatement filings	380,221	—
Restructuring Costs	72,880	—
Other income related to the ERC	(3,779,304)	—
Adjusted EBITDA	$12,205,717	$11,515,129

Adjusted EBITDA consists of net (loss) income before interest, income taxes, depreciation and amortization, acquisition related expenses (which includes contract termination costs associated with reacquired regional developer rights), stock-based compensation expense, bargain purchase gain, (gain) loss on disposition or impairment, costs related to restatement filings, restructuring costs, and other income related to the ERC. The costs related to restatement filings of $0.4 million were incurred as of September 30, 2023 but were not included in the Q3 2023 Form 10-Q as a cost excluded from Adjusted EBITDA for the three and nine months ended September 30, 2023. However, as these costs are non-recurring, we have identified them as an adjustment to EBITDA for the years ended December 31, 2023 and 2022. We have provided Adjusted EBITDA, a non-GAAP measure of financial performance because it is commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.
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

Our management does not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of Adjusted EBITDA is that it excludes significant expenses and income that are required by GAAP to be recorded in our financial statements. Some of these limitations include the following:
•.Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•.Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•.Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
•.Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
•.Adjusted EBITDA does not reflect the bargain purchase gain, which represents the excess of the fair value of net assets acquired over the purchase consideration; and
•.Adjusted EBITDA does not reflect the (gain) loss on disposition or impairment, which represents the impairment of assets as of the reporting date. We do not consider this to be indicative of our ongoing operations.
Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. You should review the reconciliation of net (loss) income to Adjusted EBITDA above and not rely on any single financial measure to evaluate our business.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2023, we had cash and short-term bank deposits of $18.2 million. We generated $14.7 million of cash flow from operating activities in the year ended December 31, 2023. While unfavorable global economic or political conditions create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next 12 months.
While the interruptions, delays and/or cost increases resulting from political instability and geopolitical tensions, economic weakness, inflationary pressures, increase in interest rates and other factors have created uncertainty as to general economic conditions for 2024, as of the date of this Form 10-K, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For 2024, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. If the equity and credit markets deteriorate, including as a result of economic weakness, political unrest or war, or any other reason, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Given the ongoing uncertainties described above, the levels of our cash flows from operations for 2024 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities was $14.7 million for the year ended December 31, 2023, compared to net cash provided by operating activities of $8.2 million for the year ended December 31, 2022. The increase was primarily attributable to the increased net income, net of non-cash charges, in the year ended December 31, 2023 of $13.9 million versus $8.4 million in the prior year period and the changes in operating assets and liabilities of $0.8 million in the year ended December 31, 2023 versus $(0.2) million in the prior year period. The increase in operating assets and liabilities for the year ended December 31,

2023 is primarily attributable to (i) an increase in accrued expenses of $0.8 million, mainly driven by accruals relating to the restatement and ERC consultants, (ii) an increase in payroll liabilities of $1.5 million, mostly due to the short-term incentive compensation accrual in the current year (without the comparable accrual as of December 31, 2022) and payroll cycle timing, (iii) an increase in deferred franchise cost of $0.4 million related to the commissions paid for the sale of franchise licenses during the year and (iv) an increase in deferred revenue of $0.3 million related to the amounts collected for the sale of franchise license and membership and wellness packages sold during the year (which are recorded as deferred revenue until the service is performed). These increases in operating assets and liabilities were partially offset by the decreases in (i) upfront regional developer fees of $0.6 million, (ii) accounts payable of $1.4 million due to the general increase in operating expenses and timing of payments, and (iii) prepaid expenses and other current assets of $0.3 million, mainly driven by the general increase in operating expenses.
Cash provided by operating activities is subject to variability period over period as a result of the timing of collections and payments related to accounts receivable, accrued expenses, and other operating assets and liabilities. Royalties and other fees are collected from our franchisees semi-monthly, two working days after each sales period has ended.
Net cash used in investing activities was $6.2 million and $17.9 million during the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, this included clinic acquisitions for $1.2 million and purchases of property and equipment for $5.0 million. For the year ended December 31, 2022, this included clinic acquisitions for $12.1 million, purchases of property and equipment for $5.9 million.
Net cash provided by financing activities was $0.2 million and $0.3 million during the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, this included proceeds from the exercise of stock options of $0.2 million. For the year ended December 31, 2022, this included proceeds from the exercise of stock options of $0.4 million.
The following table summarizes our material contractual obligations at December 31, 2023 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:
Material Contractual Cash Requirements

	Payments Due by Fiscal Year
	Total	2024	2025	2026	2027	2028	Thereafter
Operating leases	$16,694,145	4,424,754	4,052,720	2,753,979	2,026,045	1,202,912	2,233,735
Debt under the Credit Agreement	$2,000,000	—	—	—	2,000,000	—	—

Recent Accounting Pronouncements
Please see Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to consolidated financial statements included in Item 8 of this Form 10-K for information regarding recently issued accounting pronouncements that may impact our financial statements.
Off-Balance Sheet Arrangements
During the year ended December 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of December 31, 2023 include cash and cash equivalents and short-term borrowings. A portion of our cash is affected by short-term interest rates, which are currently low. Given the low interest income generated from our cash, any reduction in interest rates would not have a material impact on our interest income.

Borrowings under the Credit Agreement bear interest at a rate equal to an applicable margin plus a variable rate. As such, the Revolver exposes us to market risk for changes in interest rates. Given our short-term debt position as of December 31, 2023, the effect of a 10-basis point change in interest rates would not have a material impact on our variable interest expense.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Joint Corp.
Scottsdale, Arizona
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Joint Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 7, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue growth rate utilized in the determination of the fair value of reacquired franchise rights and customer relationships for certain acquisitions

As described in Note 3 of the consolidated financial statements, the Company repurchased certain operating franchised clinics for a net purchase consideration of approximately $1.2 million in May 2023. The acquisitions were treated as an asset purchase. As a result of the acquisitions, management was required to determine the estimated fair values of assets acquired and liabilities assumed, including certain identifiable intangible assets. Management utilized third-party valuation specialists to assist in the preparation of the valuation of certain identifiable intangible assets. Management exercised judgment to develop and select revenue growth rates in the measurement of the fair values of the reacquired franchise rights and customer relationships.

We identified the revenue growth rates utilized in the determination of the fair values of the reacquired franchise rights and customer relationships for certain acquisitions as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment required to determine the revenue growth rates used in the fair value measurement of reacquired franchise rights and customer relationships for certain acquisitions. Auditing these revenue growth rates involved especially subjective auditor judgment due to the nature and extent of audit effort required.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of the revenue growth rates by i) comparing to the historical performance using the audited prior year revenue, (ii) assessing the revenue growth rates against industry metrics, and (iii) comparing the actual post-acquisition net revenue to the forecast revenue.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
Phoenix, Arizona

March 7, 2024

THE JOINT CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$18,153,609	$9,745,066
Restricted cash	1,060,683	805,351
Accounts receivable	3,718,924	3,911,272
Deferred franchise and regional development costs, current portion	1,047,430	1,054,060
Prepaid expenses and other current assets	2,439,837	2,098,359
Assets held for sale	17,915,055	—
Total current assets	44,335,538	17,614,108
Property and equipment, net	11,044,317	17,475,152
Operating lease right-of-use asset	12,413,221	20,587,199
Deferred franchise and regional development costs, net of current portion	5,203,936	5,707,678
Intangible assets, net	5,020,926	10,928,295
Goodwill	7,352,879	8,493,407
Deferred tax assets ($1.1 million and $1.0 million attributable to VIEs as of December 31, 2023 and 2022)	1,031,648	11,928,152
Deposits and other assets	748,394	756,386
Total assets	$87,150,859	$93,490,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,625,088	$2,966,589
Accrued expenses	1,963,009	1,069,610
Co-op funds liability	1,060,683	805,351
Payroll liabilities ($0.7 million and $0.6 million attributable to VIEs as of December 31, 2023 and 2022)	3,485,744	2,030,510
Operating lease liability, current portion	3,756,328	5,295,830
Finance lease liability, current portion	25,491	24,433
Deferred franchise fee revenue, current portion	2,516,554	2,468,601
Deferred revenue from company clinics ($1.6 million and $4.7 million attributable to VIEs as of December 31, 2023 and 2022)	4,463,747	7,471,549
Upfront regional developer fees, current portion	362,326	487,250
Other current liabilities	483,249	597,294
Liabilities to be disposed of ($3.6 million attributable to VIEs as of December 31, 2023)	13,831,863	—
Total current liabilities	33,574,082	23,217,017
Operating lease liability, net of current portion	10,914,997	18,672,719
Finance lease liability, net of current portion	38,016	63,507
Debt under the Credit Agreement	2,000,000	2,000,000
Deferred franchise fee revenue, net of current portion	13,597,325	14,161,134
Upfront regional developer fees, net of current portion	1,019,316	1,500,278
Other liabilities	1,235,241	1,287,879
Total liabilities	62,378,977	60,902,534
Commitments and contingencies (note 10)
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,783,757 shares issued and 14,751,633 shares outstanding as of December 31, 2023 and 14,560,353 shares issued and 14,528,487 outstanding as of December 31, 2022	14,783	14,560
Additional paid-in capital	47,498,151	45,558,305
Treasury stock 32,124 shares as of December 31, 2023 and 31,866 shares as of December 31, 2022, at cost	(860,475)	(856,642)
Accumulated deficit	(21,905,577)	(12,153,380)

Total The Joint Corp. stockholders' equity	24,746,882	32,562,843
Non-controlling Interest	25,000	25,000
Total equity	24,771,882	32,587,843
Total liabilities and stockholders' equity	$87,150,859	$93,490,377
See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2023	2022
Revenues:
Revenues from company-owned or managed clinics	$70,718,880	$59,422,294
Royalty fees	29,160,831	26,190,531
Franchise fees	2,882,895	2,441,325
Advertising fund revenue	8,321,043	7,456,696
Software fees	5,086,562	4,290,739
Other revenues	1,526,145	1,450,725
Total revenues	117,696,356	101,252,310
Cost of revenues:
Franchise and regional developer cost of revenues	9,063,375	7,803,404
IT cost of revenues	1,483,183	1,367,659
Total cost of revenues	10,546,558	9,171,063
Selling and marketing expenses	16,541,990	13,962,709
Depreciation and amortization	8,582,203	6,646,622
General and administrative expenses	81,466,088	70,233,447
Total selling, general and administrative expenses	106,590,281	90,842,778
Net loss on disposition or impairment	2,632,604	410,215
(Loss) income from operations	(2,073,087)	828,254
Other income (expense), net	3,711,843	(133,101)
Income before income tax expense	1,638,756	695,153
Income tax expense	11,390,953	68,448
Net (loss) income	$(9,752,197)	$626,705

(Loss) earnings per share:
Basic (loss) earnings per share	$(0.66)	$0.04
Diluted (loss) earnings per share	$(0.65)	$0.04

Basic weighted average shares	14,688,115	14,488,314
Diluted weighted average shares	14,935,217	14,868,093

See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount		Total The Joint Corp. stockholder's equity	Non-controlling Interest	Total
Balances, December 31, 2021	14,451,355	$14,450	$43,900,157	31,643	$(850,838)	$(12,780,085)	$30,283,684	$25,000	$30,308,684
Stock-based compensation expense	—	—	1,273,989	—	—	—	1,273,989	—	1,273,989
Issuance of restricted stock	65,618	66	(66)	—	—	—	—	—	—
Exercise of stock options	43,380	44	384,225	—	—	—	384,269	—	384,269
Purchases of treasury stock under employee stock plans	—	—	—	223	(5,804)	—	(5,804)	—	(5,804)
Net income	—	—	—	—	—	626,705	626,705	—	626,705
Balances, December 31, 2022	14,560,353	14,560	45,558,305	31,866	(856,642)	(12,153,380)	32,562,843	25,000	32,587,843
Stock-based compensation expense			1,737,682				1,737,682	—	1,737,682
Issuance of restricted stock	197,781	198	(198)				—	—	—
Exercise of stock options	25,623	25	202,362				202,387	—	202,387
Purchases of treasury stock under employee stock plans				258	(3,833)		(3,833)	—	(3,833)
Net Loss						(9,752,197)	(9,752,197)	—	(9,752,197)
Balances, Balances, December 31, 2023	14,783,757	$14,783	$47,498,151	32,124	$(860,475)	$(21,905,577)	$24,746,882	$25,000	$24,771,882

See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022

Cash flows from operating activities:
Net (loss) income	$(9,752,197)	$626,705
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,582,203	6,646,622
Net loss on disposition or impairment (non-cash portion)	2,632,604	410,215
Net franchise fees recognized upon termination of franchise agreements	(217,827)	(68,537)
Deferred income taxes	10,896,504	(441,353)
Stock based compensation expense	1,737,682	1,273,989
Changes in operating assets and liabilities:
Accounts receivable	192,348	(154,672)
Prepaid expenses and other current assets	(341,478)	183,406
Deferred franchise costs	355,952	(351,151)
Deposits and other assets	1,492	(189,184)
Accounts payable	(1,381,836)	818,265
Accrued expenses	793,679	(1,170,070)
Payroll liabilities	1,455,234	(1,875,807)
Upfront regional developer fees	(598,778)	(1,288,134)
Deferred revenue	301,095	2,889,139
Other liabilities	20,912	900,151
Net cash provided by operating activities	14,677,589	8,209,584

Cash flows from investing activities:
Acquisition of AZ clinics	—	(6,966,923)
Acquisition of NC clinics	—	(3,289,312)
Acquisition of CA clinics	(1,188,765)	(1,850,000)
Proceeds from sale of clinics	—	105,200
Purchase of property and equipment	(4,999,070)	(5,899,080)
Net cash used in investing activities	(6,187,835)	(17,900,115)

Cash flows from financing activities:
Payments of finance lease obligation	(24,432)	(49,855)
Purchases of treasury stock under employee stock plans	(3,833)	(5,804)
Proceeds from exercise of stock options	202,386	384,269
Net cash provided by financing activities	174,121	328,610

Increase (decrease) in cash	8,663,875	(9,361,921)
Cash, cash equivalents and restricted cash, beginning of period	10,550,417	19,912,338
Cash, cash equivalents and restricted cash, end of period	$19,214,292	$10,550,417

	December 31, 2023	December 31, 2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$18,153,609	$9,745,066
Restricted cash	1,060,683	805,351
	$19,214,292	$10,550,417

Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Year Ended December 31,
	2023	2022
Net cash paid (refunded) for:
Interest	$173,062	$71,255
Income taxes	$569,765	$(369,481)
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$140,055	$576,725
Non-cash investment in acquisition of franchised clinics	$28,997	$115,372
See notes to consolidated financial statements.

THE JOINT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1:     Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These financial statements represent the consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses, other (expenses) income, and income taxes that are reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue, accounting for leases, and accounting for income taxes, see Note 2, "Revenue Disclosures," Note 9, "Income Taxes," and Note 10, "Commitments and Contingencies."
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
Comprehensive (Loss) Income
Net (loss) income and comprehensive (loss) income are the same for the years ended December 31, 2023 and 2022.
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
The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
Franchised clinics:	2023	2022
Clinics open at beginning of period	712	610
Opened during the period	104	121
Acquired during the period	—	2
Sold during the period	(3)	(16)
Closed during the period	(13)	(5)
Clinics in operation at the end of the period	800	712

	Year Ended December 31,
Company-owned or managed clinics:	2023	2022
Clinics open at beginning of period	126	96
Opened during the period	10	16
Acquired during the period	3	16
Sold during the period	—	(2)
Closed during the period	(4)	—
Clinics in operation at the end of the period	135	126

Total clinics in operation at the end of the period	935	838

Clinic licenses sold but not yet developed	132	197
Executed letters of intent for future clinic licenses	40	38
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
The revenues of VIEs represent the revenues of Company-managed clinics in states that prohibit the corporate practice of chiropractic. The Company's involvement with VIEs affects its financial performance and cash flows primarily through amounts recorded in Revenues from company-owned or managed clinics and General and administrative expenses, which are principally comprised of payroll and related expenses, merchant card fees and insurance expense. The management fees/income provided by the MSAs are considered intercompany transactions and therefore eliminated upon consolidation of VIEs.
The VIEs’ total revenue was $41.5 million and $34.8 million for the years ended December 31, 2023 and 2022, respectively. The VIEs' general and administrative expenses, excluding the consolidated intercompany management fee, were $18.4 million and $15.7 million for the years ended December 31, 2023 and 2022, respectively.

The VIEs’ deferred revenue liability balance for amounts collected in advance for membership and wellness packages was $1.6 million and $4.7 million as of December 31, 2023 and December 31, 2022, respectively. The VIEs’ payroll liability balance as of December 31, 2023 and December 31, 2022 was $0.7 million and $0.6 million, respectively. The VIEs' deferred tax assets balance as of December 31, 2023 and December 31, 2022 was $1.1 million and $1.0 million, respectively. The VIEs' liabilities to be disposed of as of December 31, 2023 was $3.6 million. The carrying amount of the other VIEs’ assets and liabilities was immaterial as of December 31, 2023 and December 31, 2022, except for those previously listed.

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of December 31, 2023 and 2022.
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
Accounts Receivable
Accounts receivable primarily represent amounts due from franchisees for royalty and software fees. The Company records an allowance for credit losses as a reduction to its accounts receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of the Company’s franchisees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions, as well as the Company’s expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2023, and 2022, the Company had no allowance for credit losses on accounts receivable.
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
Capitalized Software
The Company capitalizes certain software development costs, including costs to implement cloud computing arrangements that is a service contract. These capitalized costs are primarily related to software used by clinics for operations and by the Company for the management of operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized as assets in progress until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Internally developed software is recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life, which is generally three to five years. Implementation costs incurred in connection with a cloud computing arrangement that is a service contract are included in prepaid expenses in the Company’s consolidated balance sheets.
Leases
The Company leases property and equipment under operating and finance leases. The Company leases its corporate office space and the space for each of the company-owned or managed clinic in the portfolio. The Company recognizes a right-of-use

("ROU") asset and lease liability for all leases. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at the Company’s sole discretion and, as such, the Company typically determines that exercise of these renewal options is not reasonably certain. As a result, the Company does not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the ROU asset and lease liability. When available, the Company uses the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of its leases. In such cases, the Company estimates its incremental borrowing rate as the interest rate it would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease, and in a similar economic environment. The Company estimates these rates using available evidence such as rates imposed by third-party lenders to the Company in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to the Company’s estimated creditworthiness.
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
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are tested for impairment annually and more frequently if a triggering event occurs that makes it more likely than not that the fair value of a reporting unit is below carrying value. As required, the Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if a triggering event occurs. No impairments of goodwill were recorded for the years ended December 31, 2023 and 2022.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. During the year ended December 31, 2023, certain long-lived asset groups classified as held and used were determined to not be recoverable. The carrying values of these asset groups included fixed assets of $3.0 million that were written down to $1.2 million. During the year ended December 31, 2022, an operating lease ROU asset related to a closed clinic with a total carrying amount of approximately $0.2 million was written down to zero. As a result, the Company recorded a noncash impairment loss of approximately $1.8 million and $0.2 million during the years ended December 31, 2023 and 2022.
In connection with the planned sale of certain company-owned and managed clinics, the Company reclassified $4.9 million of net property and equipment, $3.4 million of intangible assets, net, $1.1 million of goodwill and $9.2 million of ROU assets to Assets held for sale and reclassified $10.2 million of lease liability and $3.6 million of deferred revenue from Company clinics to Liabilities to be disposed of in the consolidated balance sheet as of December 31, 2023. Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. As a result, the Company recorded a valuation allowance of $0.7 million to adjust the carrying value of the disposal group to fair value less cost to sell during the year ended December 31, 2023.
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
Franchise Fees. The Company requires the entire non-refundable initial franchise fee to be paid upon execution of a franchise agreement, which typically has an initial term of 10 years. Initial franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement. The Company’s services under the franchise agreement include training of franchisees and staff, site selection, construction/vendor management and ongoing operations support. The Company provides no financing to franchisees and offers no guarantees on their behalf. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation. Renewal franchise fees, as well as transfer fees, are also recognized as revenue on a straight-line basis over the term of the respective franchise agreement.
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
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $6.8 million and $5.2 million, for the years ended December 31, 2023 and 2022, respectively.
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
The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has identified $1.2 million and $1.3 million in uncertain tax positions as of December 31, 2023 and 2022, respectively. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.
With exceptions due to the generation and utilization of net operating losses or credits, as of December 31, 2023, the Company is no longer subject to federal and state examinations by taxing authorities for tax years before 2018 and 2017, respectively.

(Loss) Earnings per Common Share
Basic (loss) earnings per common share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per common share is computed by giving effect to all potentially dilutive common shares including restricted stock and stock options.

	Year Ended December 31,
	2023	2022
Net (loss) income	$(9,752,197)	$626,705

Weighted average common shares outstanding - basic	14,688,115	14,488,314
Effect of dilutive securities:
Unvested restricted stock and stock options	247,102	379,779
Weighted average common shares outstanding - diluted	14,935,217	14,868,093

Basic (loss) earnings per share	$(0.66)	$0.04
Diluted (loss) earnings per share	$(0.65)	$0.04
Potentially dilutive securities excluded from the calculation of diluted net (loss) income per common share as the effect would be anti-dilutive were as follows:

	Year Ended December 31,
	2023	2022
Unvested restricted stock	—	—
Stock options	89,152	89,152
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
Retirement Benefit Plan
Employees of the Company are eligible to participate in a defined contribution retirement plan, the Joint Corp. 401(k) Retirement Plan (the “401(k) Plan”), under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute their eligible compensation, not to exceed the annual limits set by the IRS. The 401(k) Plan allows the Company to match participants’ contributions in an amount determined at the sole discretion of the Company. The Company matched participants’ contributions for the years ended December 31, 2023 and 2022, up to a maximum of 4% of the employee’s eligible compensation. Employer contributions totaled $570,877 and $478,277, for the years ended December 31, 2023 and 2022, respectively.
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
Recently Adopted Accounting Guidance and Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024 on a prospective basis, with a retrospective option, and early adoption is permitted. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.

Note 2:    Revenue Disclosures
Company-Owned or Managed Clinics
The Company earns revenues from clinics that it owns and operates or manages throughout the United States. Revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing. Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed in accordance with the Company’s breakage policy, as discussed in Note 1," Revenue Recognition."
Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees
As of December 31, 2023, we had 800 franchised clinics in operation, 132 clinic licenses sold but not yet developed and 40 executed letters of intent for future clinic licenses. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
The transaction price in a standard franchise arrangement primarily consists of (a) initial franchise fees, (b) continuing franchise fees (royalties), (c) advertising fees, and (d) software fees. Generally, the revenue accounting standard requires the reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price. However, the revenue accounting standard provides an exception, and it allows a reporting entity to recognize revenue for a sales-based or usage-based royalty promised in exchange for a license of intellectual property only when (or as) the later of the following events occurs: (i) the subsequent sale or usage occurs, or (ii) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied). In accordance with the revenue accounting standard exception, royalty and advertising revenue are recognized when the franchisee's sales occur.
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
Disaggregation of Revenue
The Company believes that the captions contained on the consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the years ended December 31, 2023 and 2022. Other revenues primarily consist of merchant income associated with preferred vendor royalties associated with franchisees' credit card transactions.
The following table shows the Company's revenues disaggregated according to the timing of transfer of services:

	December 31,
	2023	2022
Revenue recognized at a point in time	$109,726,899	$94,520,246
Revenue recognized over time	$7,969,457	$6,732,064
Total Revenue	$117,696,356	$101,252,310
Rollforward of Contract Liabilities and Contract Costs
Changes in the Company's contract liability for deferred revenue from company clinics during the years ended December 31, 2023 and 2022 were as follows:

Deferred Revenue from company clinics
Balance at December 31, 2021	$5,235,745
Revenue recognized that was included in the contract liability at the beginning of the year	(4,553,086)
Net increase during the year ended December 31, 2022	6,788,890
Balance at December 31, 2022	$7,471,549
Revenue recognized that was included in the contract liability at the beginning of the year	(6,455,934)
Net increase during the year ended December 31, 2023	3,448,132
Balance at December 31, 2023	$4,463,747
Changes in the Company's contract liability for deferred franchise fees during the years ended December 31, 2023 and 2022 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2021	$15,375,151
Revenue recognized that was included in the contract liability at the beginning of the year	(2,250,471)
Net increase during the year ended December 31, 2022	3,505,055
Balance at December 31, 2022	$16,629,735
Revenue recognized that was included in the contract liability at the beginning of the year	(2,709,080)
Net increase during the year ended December 31, 2023	2,193,224
Balance at December 31, 2023	$16,113,879
The Company's deferred franchise and development costs represent capitalized sales commissions. Changes during the years ended December 31, 2023 and 2022 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2021	$6,500,007
Recognized as cost of revenue during the year	(938,736)
Net increase during the year ended December 31, 2022	1,200,467
Balance at December 31, 2022	$6,761,738
Recognized as cost of revenue during the year	(1,135,592)
Net increase during the year ended December 31, 2023	625,220
Balance at December 31, 2023	$6,251,366
The following table illustrates revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2023:

Contract liabilities expected to be recognized in	Amount
2024	$2,516,554
2025	2,383,487
2026	2,289,250
2027	2,216,125
2028	2,080,555
Thereafter	4,627,908
Total	$16,113,879

Note 3:    Acquisitions and Assets Held for Sale
2023 Acquisitions
On May 22, 2023, the Company entered into an Asset and Franchise Purchase Agreement under which the Company repurchased from the sellers three operating franchised clinics in California (the “2023 CA Clinics Purchase”). As of the acquisition date, the Company operates the franchises as company-managed clinics. The total purchase price for the transaction was $1,188,764 to the seller less $28,997 of net deferred revenue, resulting in total purchase consideration of $1,159,767.

Based on the terms of the purchase agreement, the 2023 CA Clinics Purchase has been treated as an asset purchase under GAAP as there were no outputs or processes to generate outputs acquired as part of these transactions. Under an asset purchase, assets are recognized based on their cost to the acquiring entity. Cost is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill.
The allocation of the total purchase price of the 2023 CA Clinics Purchase was as follows:

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
Based on the terms of the purchase agreements, the AZ Clinics Purchase has been treated as a business combination under GAAP using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
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
On December 23, 2022, the Company entered into Asset and Franchise Purchase Agreements under which the Company repurchased from the sellers six operating franchises and one undeveloped clinic in California (the “2022 CA Clinics

Purchase”). The Company operates the franchises as company-managed clinics. The total purchase price for the transactions was $1,965,755, less $70,628 of net deferred revenue, resulting in total purchase consideration of $1,895,127.

Based on the terms of the purchase agreement, the NC and 2022 CA Clinics Purchases have been treated as asset purchases under GAAP as there were no outputs or processes to generate outputs acquired as part of these transactions. Under an asset purchase, assets are recognized based on their cost to the acquiring entity. Cost is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill.
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
The allocation of the total purchase price of 2022 CA Clinics Purchase was as follows:

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
Assets Held for Sale
In June 2023, the Company entered into negotiations to sell one of its company-managed clinics in California to a franchisee for a total of $0.1 million. The Company executed an LOI with the buyer in October 2023 and the sale closed February 2024. This transaction did not represent a major strategic shift for the Company, and, therefore, it does not meet the criteria to be classified as a discontinued operation. As a result, the results of this clinic are reported in the Company’s operating results and in its Corporate Clinics segment until the sale finalized in February 2024. Effective with the designation as held for sale in June 2023, the Company discontinued recording depreciation on property and equipment, net and amortization of ROU assets for the clinic as required by GAAP. The Company also separately classified the related assets and liabilities of the clinics as held for sale in its December 31, 2023 consolidated balance sheet.
During Q3 2023, the Company committed to a plan to sell specific corporate owned or managed clinics making up under 10% of the corporate clinic portfolio with an estimated fair value of $1.6 million. The clinics are in varying stages of sales negotiations with all of them expected to close within one year. The clinics identified to commit to sell during Q3 2023 did not represent a major strategic shift and therefore, they do not meet the criteria to be classified as a discontinued operation. As a result, the results of these clinics will continue to be reported in the Company’s operating results and in its Corporate Clinics segment until the sales are each finalized. Effective with the designation as held for sale in September 2023, the Company discontinued recording depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics as required by GAAP. The Company also separately classified the related assets and liabilities of the clinics as held for sale in its December 31, 2023 consolidated balance sheet.
In November 2023, the Company initiated a plan to re-franchise the majority of its corporate-owned or managed clinics with plans to retain a small portion of high-performing clinics. The clinics identified in the plan to re-franchise make up approximately 67% (excluding the clinics previously committed to sell during Q3 2023) of the corporate owned or managed clinic portfolio. The clinics are in varying stages of sales negotiations with 42 of them expected to close within one year with an estimated fair value of $29.0 million at December 31, 2023. The clinics identified to commit to sell and expected to close within one year did not represent a major strategic shift because the clinics identified to commit to sell and expected to close within one year do not involve exiting a major line of business or exiting a major geographic area. As a result, the results of these clinics will continue to be reported in the Company’s operating results and in its Corporate Clinics segment until the sales are each finalized. Effective with the designation as held for sale in November 2023, the Company discontinued recording depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics as required by GAAP. The Company also separately classified the related assets and liabilities of the clinics as held for sale in its December 31, 2023 consolidated balance sheet.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales prices or the clinics estimated fair values, the Company recorded an estimated loss on disposal of $0.7 million for the year ended December 31, 2023 as Net loss on disposition or impairment in its consolidated income statement and a valuation allowance included in assets held for sale on its consolidated balance sheet.

The principal components of the held for sale assets and liabilities as of December 31, 2023 were as follows:

December 31, 2023
Assets
Property and equipment, net	$4,887,220
Operating lease right-of-use asset	9,193,496
Intangible assets, net	3,351,430
Goodwill	1,140,529
Valuation allowance	(657,620)
Total assets held for sale	$17,915,055

Liabilities
Operating lease liability, current and non-current	$10,209,382
Deferred revenue from company clinics	3,622,481
Total liabilities to be disposed of	$13,831,863

The pre-tax income of the clinics designated as held for sale is $4.4 million and $3.6 million for the years ended December 31, 2023 and 2022, respectively, the results of which exclude the allocation of overhead.
Note 4:    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2023	2022
Office and computer equipment	$4,169,576	$5,207,833
Leasehold improvements	12,013,250	17,842,901
Internally developed software	5,399,698	5,843,758
Finance lease assets	151,396	151,396
	21,733,920	29,045,888
Accumulated depreciation and amortization	(12,005,459)	(12,675,085)
	9,728,461	16,370,803
Construction in progress	1,315,856	1,104,349
Property and Equipment, net	$11,044,317	$17,475,152
Depreciation expense was $5,117,723 and $4,092,669 for the years ended December 31, 2023 and 2022, respectively.
Amortization expense related to finance lease assets was $30,279 and $55,572 for the years ended December 31, 2023 and 2022, respectively.
Construction in progress at December 31, 2023 and December 31, 2022 principally related to development and construction costs for the Company-owned or managed clinics.
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
As of December 31, 2023 and 2022, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
The Company’s non-financial assets, which primarily consist of goodwill, intangible assets, property, plant and equipment, and operating lease ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their carrying amount. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable (and at least annually for goodwill), non-financial assets are assessed for impairment. If the fair value is determined to be lower than the carrying amount, an impairment charge is recorded to write down the asset to its fair value, which is considered Level 3 within the fair value hierarchy.

The assets and liabilities resulting from the Acquisitions (see Note 3, Acquisitions and Assets Held for Sale) were recorded at fair values on a nonrecurring basis at the date of acquisition and are considered Level 3 within the fair value hierarchy.

During the year ended December 31, 2023, intangible assets related to a clinic planned for closure with a total carrying amount of approximately $0.1 million was written down to zero. The remaining life of the intangible assets related to the clinic extended through December 2025. However, the clinic closed at the end of its lease term in November 2023. The Company considered the intangible assets fully impaired at that time as the ability to obtain economic benefits in the period the clinic remained open was unlikely. As a result, the Company recorded a noncash impairment loss of approximately $0.1 million during the year ended December 31, 2023 as Net loss on disposition or impairment in its consolidated income statement.

In connection with the planned sale of certain company-owned and managed clinics, the Company reclassified $4.9 million of net property and equipment, $3.4 million of intangible assets, net, $1.1 million of goodwill and $9.2 million of ROU assets to Assets held for sale and reclassified $10.2 million of lease liability and $3.6 million of deferred revenue from Company clinics to Liabilities to be disposed of in the consolidated balance sheet as of December 31, 2023. Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. The estimated fair value of the company-owned or managed clinics classified as Held for Sale (see Note 3, Acquisitions and Assets Held for Sale) were recorded at fair values on a nonrecurring basis and are based upon Level 2 inputs, which includes a potential buyer agreed upon selling price or Level 3 inputs, which include historical and future expected financial performance of the clinic and historical acquisition trends based on previous reacquired franchise clinic purchases. The fair value measurement of the assets held for sale was recorded as $0.2 million based upon Level 2 inputs and $30.4 million based upon Level 3 inputs. As a result, the Company recorded a valuation allowance of $0.7 million to adjust the carrying value of the disposal group to fair value less cost to sell during the year ended December 31, 2023.

In connection with the planned sale or determined closure of certain company-owned and managed clinics, the Company recorded an impairment loss of $1.7 million included in the net loss, disposition and impairment on the consolidated income statement for impairment of long-lived assets classified as held and used where the asset group was not determined to be recoverable. The asset group was determined to be the clinic level, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The long lived assets fair values were determined by the following: Level 2 inputs where available, which included using a valuation multiple (e.g, price per square foot) based on observable prices for comparable long lived assets; and Level 3 inputs, which included the multiple earnings approach using the Company's historical earnings trend data, comparable historical asset sales by the Company and franchisees that were not exact matches, and (for calculating the fair value of intangible assets specifically) the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates. The carrying values of these asset groups impaired to their fair value included fixed assets of $2.9 million that were written down to $1.2 million determined by the Level 3 inputs discussed above.

During the year ended December 31, 2022, an operating lease ROU assets related to a closed clinic with a total carrying amount of $0.2 million was written down to zero. The associated operating lease liability had a life of 39 months at the time of impairment. However, the ROU asset was fully impaired due to the abandonment of the lease in 2022. The Company considers the ROU asset as abandoned as it lacks the ability to sublease the underlying asset and obtain economic benefits. As a result, the Company recorded a noncash impairment loss of approximately $0.2 million as Net loss on disposition or impairment in its consolidated income statement during the year ended December 31, 2022.
Note 6:    Intangible Assets and Goodwill
During 2023, the Company recognized $0.7 million, $0.1 million, and $0.2 million of reacquired franchise rights, customer relationships, and assembled workforce, respectively, from the acquisitions as disclosed in Note 3, "Acquisitions." Intangible assets consisted of the following:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$7,385,830	$2,926,595	$4,459,235
Customer relationships	1,682,807	1,349,938	332,869
Assembled workforce	440,844	212,022	228,822
	$9,509,481	$4,488,555	$5,020,926

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$12,881,894	$4,755,286	$8,126,608
Customer relationships	4,330,365	2,352,500	1,977,865
Assembled workforce	959,837	136,015	823,822
	$18,172,096	$7,243,801	$10,928,295
The following is the weighted average amortization period for the Company's intangible assets:

Amortization (Years)
Reacquired franchise rights	5.9
Customer relationships	2.6
Assembled workforce	2.0
All intangible assets	4.9
Amortization expense related to the Company’s intangible assets was $3,434,201 and 2,498,390 for the years ended December 31, 2023 and 2022, respectively.
Estimated amortization expense for 2024 and subsequent years is as follows:

2024	$1,500,619
2025	1,100,700
2026	958,290
2027	565,521
2028	454,120
Thereafter	441,676
Total	$5,020,926

The changes in the carrying amount of goodwill were as follows:

Corporate Clinic Segment
Balance as of December 31, 2022
Goodwill, gross	8,548,401
Accumulated impairment losses	(54,994)
Goodwill, net	8,493,407
2023 acquisition	—
Balance as of December 31, 2023
Goodwill, gross	8,548,401
Accumulated impairment losses	(54,994)
Goodwill reclassified to Held for sale	(1,140,529)
Goodwill, net	7,352,879
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
On February 28, 2022, the Company entered into an amendment to its Credit Facilities (as amended, the “2022 Credit Facility”) with the Lender. Under the 2022 Credit Facility, the Revolver increased to $20,000,000 (from $2,000,000), the portion of the Revolver available for letters of credit increased to $5,000,000 (from $1,000,000), the uncommitted additional amount increased to $30,000,000 (from $2,500,000) and the developmental line of credit of $5,500,000 was terminated. The Revolver will be used for working capital needs, general corporate purposes and for acquisitions, development and capital improvement uses. At the option of the Company, borrowings under the 2022 Credit Facility bear interest at: (i) the adjusted Secured Overnight Financing Rate ("SOFR"), which is the daily simple SOFR, plus 0.10%, plus 1.75%, payable on the last day of the selected interest period of one, three or six months, and on the three-month anniversary of the beginning of any six-month interest period, if applicable; or (ii) an Alternative Base Rate (ABR), plus 1.00%, payable monthly. The ABR is the greatest of: (A) the prime rate (as published by the Wall Street Journal), (B) the Federal Reserve Bank of New York rate, plus 0.5%, and (C) the adjusted one-month term SOFR rate. Amounts outstanding under the Revolver on February 28, 2022 continued to bear interest at the rate selected under the Credit Facilities prior to the amendment until the last day of the interest period in effect, at which time, if not repaid, the amounts outstanding under the Revolver will bear interest at the 2022 Credit Facility rate. As a result of this refinance, $2,000,000 of current maturity of long-term debt has been reclassified to long-term as of December 31, 2022. The 2022 Credit Facility will terminate and all principal and interest will become due and payable on the fifth anniversary of the amendment (February 28, 2027). On January 17, 2024, the Company paid down the outstanding balance on its Debt under the Credit Agreement of $2,000,000. As a result of this pay down, $2,000,000 of the long-term debt has been reclassified as current as of December 31, 2023.

The Credit Facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; and certain fundamental changes such as a merger or sale of substantially all assets (as further defined in the Credit Facilities). The Credit Facilities require the Company to comply with customary affirmative, negative and financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the Credit Facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. The Credit Facilities are collateralized by substantially all of the Company’s assets, including the assets in the Company’s company-owned or managed clinics. The Company intends to use the Revolver for general working capital needs. The interest rate on funds borrowed under the Revolver as of December 31, 2023 was 7.2%. As of December 31, 2023, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement, and $2,000,000 remains outstanding as of December 31, 2023.

In connection with the issuance of the Credit Facilities and the 2022 Credit Facility, the Company incurred debt issuance costs of $52,648 and $76,415, respectively. Interest expense and amortization expense related to debt issuance costs are being amortized to “Other expense, net” and was $207,555 and $129,118 for the years ended December 31, 2023 and 2022, respectively.
Note 8:     Stock-Based Compensation
The Company grants stock-based awards under its 2014 Incentive Stock Plan (the “2014 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

The Company may grant the following types of incentive awards under the 2014 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2014 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, and such other terms and conditions as the plan committee determines. Awards granted under the 2014 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s consolidated balance sheets. Through December 31, 2023, the Company has granted under the 2014 Plan (i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stock. There were no stock appreciation rights and restricted stock units granted under the 2014 Plan as of December 31, 2023.
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
The Company did not grant options during the years ended December 31, 2023 and 2022.
The information below summarizes the stock options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	595,089	$9.72	5.9	$33,336,794
Granted at market price	—
Exercised	(43,380)	8.86		$657,058
Expired	(2,795)	28.45
Cancelled	(16,991)	24.96
Outstanding at December 31, 2022	531,923	$9.2	4.7	$3,797,904
Granted at market price	—
Exercised	(25,623)	7.90		$205,191
Expired	(12,591)	13.07
Cancelled	(7,375)	28.58
Outstanding at December 31, 2023	486,334	$8.88	3.7	$1,903,699
Exercisable at December 31, 2023	453,465	$7.34	3.5	$1,903,699
Vested and expected to vest at December 31, 2023	485,643	$8.83	3.7	$1,903,699

The aggregate fair value of the Company’s stock options vested during 2023 and 2022 was $407,166 and $631,512, respectively.
The Company recognizes compensation costs ratably over the period of service using the straight-line method. Forfeitures are estimated based on historical and forecasted turnover, which is approximately 5%. For the years ended December 31, 2023 and 2022, stock-based compensation expense for stock options was $322,574 and $515,279, respectively.
Unrecognized stock-based compensation expense for stock options as of December 31, 2023 was $275,792, which is expected to be recognized ratably over the next 1.2 years.
Restricted Stock
Restricted stock awards granted to employees generally vest in four equal annual installments, although on May 25, 2023, the Company granted 51,401 shares of restricted stock as part of a special award to certain high performing employees that vest in one installment on the first anniversary of the grant. Restricted stock awards granted to non-employee directors vest on the earlier of (i) one year from the grant date and (ii) the date of the next annual meeting of the shareholders of the Company occurring after the date of grant.

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2021	27,720	$28.51
Granted	68,125	29.47
Vested	(17,240)	29.13
Cancelled	(8,293)	30.51
Non-vested at December 31, 2022	70,312	29.05
Granted	204,122	14.54
Vested	(33,869)	22.06
Cancelled	(8,664)	28.46
Non-vested at December 31, 2023	231,901	$17.32
For the years ended December 31, 2023 and 2022, stock-based compensation expense for restricted stock was $1,415,108 and $758,710, respectively. Unrecognized stock-based compensation expense for restricted stock awards as of December 31, 2023 was $2,799,213 to be recognized ratably over 2.5 years.
Tax Benefits
Net (loss) income for 2023 and 2022 included pre-tax expense related to stock-based compensation of $1.7 million and $1.3 million, respectively. The Company recognized federal income tax benefits of $0 and $0.1 million from the exercises of stock options and restricted stock awards for 2023 and 2022, respectively.

Note 9:    Income Taxes
Income tax expense (benefit) reported in the consolidated income statements is comprised of the following:

	December 31,
	2023	2022

Current expense:
Federal	$178,152	$377,281
State, net of state tax credits	251,428	132,520
Total current expense	429,580	509,801
Deferred expense (benefit):
Federal	8,606,677	(295,011)
State	2,354,696	(146,342)
Total deferred expense (benefit)	10,961,373	(441,353)
Total income tax expense	$11,390,953	$68,448
The following are the components of the Company’s deferred tax assets (liabilities) for federal and state income taxes:

	December 31,
	2023	2022
Deferred income tax assets:
Accrued expenses	$426,218	$97,148
Deferred revenue	5,414,824	5,338,821
Lease liability	6,697,111	6,582,122
Goodwill - component 2	63,328	72,033
Nonqualified stock options	378,208	339,075
Interest expense limitation	—	35,031
Net operating loss carryforwards	3,383,391	5,285,726
Tax credits	35,850	35,850
Intangibles	3,907,623	3,166,533
Total deferred income tax assets	20,306,553	20,952,339
Deferred income tax liabilities:
Lease right-of-use asset	(5,852,353)	(5,694,797)
Deferred franchise costs	(108,148)	(100,558)
Goodwill - component 1	(673,278)	(537,421)
Asset basis difference related to property and equipment	(1,853,103)	(2,545,455)
Restricted stock compensation	65,886	(145,956)
Total deferred income tax liabilities	(8,420,996)	(9,024,187)
Valuation allowance	(10,853,909)	—
Net deferred tax asset ($1.1 million and $1.0 million attributable to VIEs as of December 31, 2023 and 2022)	$1,031,648	$11,928,152

A valuation allowance of $10.9 million and $0 was recorded against the deferred tax asset balance of The Joint Corp., without its VIEs, as of December 31, 2023 and 2022, respectively. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets in each reporting jurisdiction. A significant piece of objective evidence evaluated was the cumulative loss incurred in each jurisdiction over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth, in evaluating the need for a valuation allowance. As a result, management has determined that it is more likely than not that The Joint Corp. will not realize its deferred tax assets as of December 31, 2023, and has recorded a valuation allowance after consideration of any recorded deferred tax liabilities

The Joint Corp, without the VIE, has federal gross net operating loss carryforwards of $13.4 million and $21.6 million as of December 31, 2023 and 2022, respectively. Federal tax effected of these net operating losses were $2.8 million and $4.5 million as of December 31, 2023 and 2022, respectively. $8.3 million of the federal net operating loss is subject to a 20-year carryforward, with a portion beginning to expire in 2036. $5.1 million of the federal net operating loss has an indefinite carryforward period.

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

The VIE's have net operating loss carryforwards of $0.2 million and $0.5 million as of December 31, 2023 and 2022, respectively. No federal net operating loss is subject to a 20 year carryforward. $0.2 million of the federal net operating loss has an indefinite carryforward period.

The VIE's have various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating loss carryforwards are not utilized, they will begin to expire in 2036.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income, compared to the income tax benefit in the consolidated income statements:

	For the Years Ended December 31,
	2023		2022
	Amount	Percent	Amount	Percent
Expected federal tax expense	$344,139	21.0%	$145,982	21.0%
Meals and entertainment	31,057	1.9%	—	—%
State tax provision (benefit), net of federal benefit	163,657	10.0%	41,660	6.0%
Other permanent differences	12,651	0.8%	15,458	2.2%
Change in VA	10,849,714	662.1%	—	—%
Stock compensation	(2,030)	(0.1)%	(91,454)	(13.2)%
Change in tax rate	147,911	9.0%	(64,756)	(9.3)%
Return to provision	(153,254)	(9.4)%	—	—%
Other adjustments	(2,892)	(0.2)%	21,558	3.1%
Expense	$11,390,953	695.1%	$68,448	9.8%

Changes in the Company’s income tax expense relate primarily to states taxes, change in valuation allowance, changes in tax rates, return-to-provision adjustments, as well as changes in pre-tax income during the year ended December 31, 2023, as compared to the year ended December 31, 2022. For the years ended December 31, 2023 and December 31, 2022, effective tax rates were 695.1% and 9.8%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate was primarily due to the valuation allowance, and state taxes.
For the years ended December 31, 2023 and December 31, 2022, the Company had gross uncertain tax positions attributable to the VIEs of $1.2 million and $1.3 million, respectively.

	December 31,
	2023	2022
Beginning balances	$1,314,351	$1,314,351
Increases related to tax positions taken during a prior year	—	—
Decreases related to tax positions taken during a prior year	—	—
Increases related to tax positions taken during a current year	—	—
Decreases related to settlements with taxing authorities	—	—
Decreases related to expiration of the statute of limitations	(138,585)	—
Ending balances	$1,175,766	$1,314,351
At December 31, 2023 and December 31, 2022, there were $19,433 and $19,433, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. Accrued interest and penalties was $142,213 and $143,584 for the years ended December 31, 2023 and December 31, 2022 and recorded as other liabilities.
With exceptions due to the generation and utilization of net operating losses or credits, as of December 31, 2023, the Company is no longer subject to federal and state examinations by taxing authorities for tax years before 2020 and 2019, respectively.

Note 10:     Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the years ended December 31, 2023 and December 31, 2022:

		Years Ended December 31,
	Line Item in the Company’s Consolidated Income Statements	2023	2022
Finance lease costs:
Amortization of assets	Depreciation and amortization	$30,279	$55,572
Interest on lease liabilities	Other expense, net	3,167	4,516
Total finance lease costs		$33,446	$60,088
Operating lease costs	General and administrative expenses	$6,075,254	$5,647,185
Total lease costs		$6,108,700	$5,707,273

Supplemental information and balance sheet location related to leases for the years ended December 31, 2023 and December 31, 2022 was as follows:

	Years Ended December 31,
	2023	2022
Operating Leases:
Operating lease right-of -use asset	$12,413,221	$20,587,199
Operating lease liability, current portion	$3,756,328	$5,295,830
Operating lease liability, net of current portion	10,914,997	18,672,719
Total operating lease liability	$14,671,325	$23,968,549
Finance Leases:
Property and equipment, at cost	$151,396	$151,396
Less accumulated amortization	(117,932)	(87,652)
Property and equipment, net	$33,464	$63,744

Finance lease liability, current portion	$25,491	$24,433
Finance lease liability, net of current portion	38,016	63,507
Total finance lease liabilities	$63,507	$87,940

Weighted average remaining lease term (in years):
Operating leases	4.8	5.4
Finance lease	2.4	3.4

Weighted average discount rate:
Operating leases	5.4%	4.8%
Finance leases	4.3%	4.3%
Supplemental cash flow information related to leases for the years ended December 31, 2023 and December 31, 2022 were as follows:

	Years Ended December 31,
	2023	2022

Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$6,567,992	$5,931,114
Operating cash flows from finance leases	3,167	4,516
Financing cash flows from finance leases	24,432	49,855

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	4,645,810	7,222,822
Finance lease	—	—
Maturities of lease liabilities as of December 31, 2023 were as follows:

	Operating Leases	Finance Lease
2024	$4,424,754	$27,600
2025	4,052,720	27,600
2026	2,753,979	11,500
2027	2,026,045	—
2028	1,202,912	—
Thereafter	2,233,735	—
Total lease payments	16,694,145	66,700
Less: Imputed interest	(2,022,820)	(3,193)
Total lease obligations	14,671,325	63,507
Less: Current obligations	(3,756,328)	(25,491)
Long-term lease obligation	$10,914,997	$38,016
The Company entered into a lease for its new corporate clinic's space that had not yet commenced as of the year ended December 31, 2023. This lease is expected to result in additional ROU asset and liability of approximately $0.6 million. This lease is expected to commence during the first or second quarter of 2024, with lease terms ten years.
Guarantee in Connection with the Sale of the Divested Business
In connection with the sale of a company-managed clinic in 2022, the Company guaranteed one future operating lease commitment assumed by the buyers. The Company is obligated to perform under the guarantee if the buyers fail to perform under the lease agreement at any time during the remainder of the lease agreement, which expires on May 31, 2027. At the date of sale, the undiscounted maximum potential future payments totaled $247,296. As of the year ended December 31, 2023, the undiscounted remaining lease payments under the agreement totaled $184,296. The Company had not recorded a liability with respect to the guarantee obligation as of December 31, 2023, as the Company concluded that payment under the lease guarantee was not probable.
Litigation
In the normal course of business, the Company is party to litigation and claims from time to time. The Company maintains insurance to cover certain litigation and claims, subject to policy limits.
Note 11: Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.

The Company has two operating business segments. The Corporate Clinics segment is comprised of the operating activities of the company-owned or managed clinics. As of December 31, 2023, the Company operated or managed 135 clinics under this segment. The Franchise Operations segment is comprised of the operating activities of the franchise business unit. As of December 31, 2023, the franchise system consisted of 800 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.
The tables below present financial information for the Company’s two operating business segments.

	Year Ended December 31,
	2023	2022
Revenues:
Corporate clinics	$70,718,880	$59,422,294
Franchise operations	46,977,476	41,830,016
Total revenues	$117,696,356	$101,252,310

Depreciation and amortization:
Corporate clinics	$7,415,395	$5,557,494
Franchise operations	809,135	744,172
Corporate administration	357,673	344,956
Total depreciation and amortization	$8,582,203	$6,646,622

Segment operating (loss) income:
Corporate clinics	$(2,502,643)	$110,257
Franchise operations	20,332,354	17,340,402
Unallocated corporate	(19,902,798)	(16,622,405)
Total segment operating (loss) income	$(2,073,087)	$828,254

Reconciliation of total segment operating (loss) income to consolidated earnings before income taxes:
Total segment operating (loss) income	$(2,073,087)	$828,254
Other income (expense), net	3,711,843	(133,101)
Income before income tax expense	$1,638,756	$695,153

	December 31, 2023	December 31, 2022
Segment assets:
Corporate clinics	$52,210,617	$56,008,234
Franchise operations	10,521,582	12,360,878
Total segment assets	$62,732,199	$68,369,112

Unallocated cash and cash equivalents and restricted cash	$19,214,292	$10,550,417
Unallocated property and equipment	2,843,491	915,216
Other unallocated assets	2,360,877	13,655,632
Total assets	$87,150,859	$93,490,377
“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash as discussed at Note 1, "Cash and Cash Equivalents," “unallocated property and equipment” relates primarily to corporate fixed assets, and “other unallocated assets” relates primarily to deposits, prepaid and other assets.

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

We have accounted for the $3.8 million ERC, net of the consulting fee, for the year ended December 31, 2023 as other income on the Statement of Income when the Company was reasonably assured that the Company met all requirements of the ERC and the grant would be received. The ERC refund is not taxable; however, the credit is subject to expense disallowance rules which increased income tax expense as a discrete item by $0.9 million, net of the consulting expense deduction, for the year ended December 31, 2023.
Note 13: Related Party Transaction

Mr. Jefferson Gramm, Managing Partner of Bandera Partners LLC who is a beneficial holder of more than 5% of our outstanding common stock (approximately 27% as of December 31, 2023) was appointed to the Board of Directors effective as of January 2, 2024, to serve until the election and qualification of his successor at the 2024 Annual Meeting.

In December 2020, we sold two franchise licenses at $39,900 and $29,900 each (which reflects the $10,000 multi-unit discount for the second license per the Franchise Disclosure Document) to Marshall Gramm, who is a family member of Mr. Jefferson Gramm. In April 2020 and 2021, we sold two franchise licenses at $39,900 and $29,900, respectively (which reflects the $10,000 multi-unit discount for the second license per the Franchise Disclosure Document), to a franchisee of which Mr. Jefferson Gramm is a 50% co-partner in the business.

These transactions involved terms no less favorable to us than those that would have been obtained in the absence of such affiliation. Although we have no way of estimating the aggregate amount of franchise fees, royalties, advertising fund fees, IT related income and computer software fees that these franchisees will pay over the life of the franchise licenses, the franchisees affiliated with Mr. Gramm are subject to such fees under the same terms and conditions as all other franchisees. These franchisees affiliated with Mr. Gramm paid $124,275 and $92,767 in 2023 and 2022, respectively, for such royalties and other fees.

In October 2020, Mr. Gramm loaned approximately $370,000 to an unaffiliated franchisee that owns and operates one franchise clinic. The loan is not secured by the assets of the business and there are no foreclosure rights.

Note 14: Subsequent Events

On January 17, 2024, the Company paid down the outstanding balance on its Debt under the Credit Agreement of $2,000,000.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2023 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date due to material weaknesses in internal control over financial reporting, described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework (2013 Framework).

As disclosed in Part II Item 9A Controls and Procedures in our Form 10-K/A for the year ended December 31, 2022, we previously identified material weaknesses as discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in internal controls related to (i) the accounting treatment in significant complex areas and (ii) the identification of uncertain tax positions. We did not design and maintain effective controls over the accounting of complex areas, including accounting for revenue recognition and we did not design and maintain effective controls over the identification of uncertain tax positions.

During 2023, management implemented our previously disclosed remediation plan that included modifying internal controls to address completeness of documentation on uncertain tax positions, revenue and acquisition related transactions over adoptions of the appropriate respective accounting standards, specifically through the utilization of subject matter experts to review conclusions over complex accounting policies.

During the fourth quarter of 2023, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weaknesses have been remediated as of December 31, 2023.Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this Form 10-K. BDO, USA, P.C. has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.

Our internal control over financial reporting as of December 31, 2023 has been audited by BDO, USA, P.C. an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Controls over Financial Reporting
Other than the changes in connection with our implementation of the remediation plan discussed above, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Joint Corp.
Scottsdale, Arizona

Opinion on Internal Control over Financial Reporting

We have audited The Joint Corp’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes and our report dated March 7, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.
Phoenix, Arizona

March 7, 2024

ITEM 9B.    OTHER INFORMATION
During the quarter ended December 31, 2023, no director or officer of our company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, defined in Item 408 of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement") and is incorporated herein by reference.
Code of Ethics and Business Conduct
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference, except for the information required by Item 402(v) of Regulation S-K, which is specifically not incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.

(1)Financial Statements. The consolidated financial statements listed on the index to Item 8 of this Form 10-K are filed as a part of this Annual Report.
(2)Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the consolidated financial statements or notes thereof.
(3)Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-198860	3.2	9/19/2014
3.2	Fourth Amended and Restated Bylaws	10-Q	001-36724	3.2	9/26/2023
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36724	4.1	3/6/2020
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and officers and related schedule.	S-1	333-198860	10.1	9/19/2014
10.2#	2012 Stock Plan.	S-1	333-198860	10.2	9/19/2014
10.3#	Amended and Restated 2014 Incentive Stock Plan.	8-K	001-136724	10.1	5/25/2023
10.4#	Amendment to Amended and Restated 2014 Incentive Stock Plan	10-K	001-36724	10.6	3/6/2020
10.5#	Amendment to Amended and Restated 2014 Incentive Stock Plan	10-K	001-36724	10.5	3/14/2022
10.6#	Form of Incentive Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.4	10/27/2015
10.7#	Form of Incentive Stock Option Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.1	4/3/2019
10.8#	2020 Amended Form of Incentive Stock Option Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.9	3/6/2020
10.9#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.5	10/27/2015
10.10#	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.2	4/3/2019
10.11#	Amended Form of Nonstatutory Stock Option Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.12	3/6/2020
10.12#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan for Article 7, Annual Option Grants.	S-1	333-207632	10.6	10/27/2015
10.13#	Form of Restricted Stock Award under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.54	3/9/2018
10.14#	2019 Amended Form of Restricted Stock Award Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.3	4/3/2019
10.15#	2020 Amended Form of Restricted Stock Award Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.16	3/6/2020
10.16#	Executive Short-Term Incentive Plan (amended January 25, 2021)	8-K	001-36724	10.1	1/27/2021
10.17#	Executive Short-Term Incentive Plan (amended May 2, 2021)	10-Q	001-36724	10.1	8/6/2021
10.18#	Employment Letter Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018	8-K	001-36724	10.1	11/8/2018
10.19#	Confidentiality, Noncompetition and Nonsolicitation Agreement between the Registrant and Jake Singleton dated November 6, 2018	8-K	001-36724	10.2	11/8/2018
10.20#	Amendment to Employment Letter Agreement between the Registrant. and Jake Singleton dated November 6, 2018	10-K	001-36724	10.32	3/6/2020

10.21#	Employment Letter Agreement between the Registrant and Peter Holt dated December 11, 2018	8-K	001-36724	10.1	12/6/2018
10.22#	Confidentiality, Noncompetition and Nonsolicitation Agreement between the Registrant and Peter Holt dated December 11, 2018	10-K	001-36724	10.47	3/11/2019
10.23	Lease Agreement dated May 17, 2019 between the Registrant and Terra Verde Owner LLC for the Registrant’s office located at 16767 North Perimeter Drive, Suite 110, Scottsdale, Arizona 85260	10-K	001-36724	10.20	3/6/2020
10.24	Form of the Registrant’s Regional Developer License Agreement.	10-K/A	001-36724	10.2	9/26/2023
10.25	Form of the Registrant’s Franchise Agreement.	10-K/A	001-36724	10.3	9/26/2023
10.26	Credit Agreement, dated as of February 28, 2020, among the Registrant JPMorgan Chase Bank, N.A., as the Lender, and JPMorgan Chase Bank, N.A., as Administrative Agent and Sole Bookrunner and Sole Lead Arranger	8-K	001-36724	10.1	3/3/2020
10.27	Pledge and Security Agreement, dated as of February 28, 2020, among the Registrant and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-36724	10.2	3/3/2020
10.28	Term A Loan Note dated February 28, 2020	8-K	001-36724	10.3	3/3/2020
10.29	Revolving Loan Note dated February 28, 2020	8-K	001-36724	10.4	3/3/2020
10.30	Loan Note dated as of April 9, 2020	8-K	001-36724	10.1	4/15/2020
10.31	Corrected Second Amendment to Credit Agreement, dated as of February 28, 2022 (the “2022 Amendment”) with Annex 1 Credit	10-Q	001-36724	10.1	5/6/2022
10.32	Amended and Restated Revolving Loan Note dated February 28, 2022	8-K	001-36724	10.2	3/4/2022
10.33	Asset Purchase Agreement dated July 17, 2019, by and among the Registrant, TJ of Savannah – Twelve Oaks, LLC, a Georgia limited liability company, TJ of Pooler, LLC, a Georgia limited liability company, and TJ of Bluffton, LLC, a Georgia limited liability company , Robyn Meglin and Allen Meglin, as amended	8-K	001-36724	10.1	7/23/2019
10.34	Asset and Franchise Purchase Agreement, dated August 1, 2019, among the Registrant, RJJ, LLC a South Carolina limited liability company, Robin Willey and Judy Willey	8-K	001-36724	10.1	8/5/2019
10.35	North Carolina Regional Developer License Purchase Agreement dated as of December 31, 2020 by and among the Registrant as purchaser, Wellness Incorporated, a North Carolina corporation as seller, and Paul Trindel as guarantor	10-K	001-36724	10.40	3/5/2021

10.36	Georgia Regional Developer License Purchase Agreement dated as of January 1, 2021 by and among the Registrant as purchaser, Midtown Health Solutions, Inc., a Georgia corporation as seller, and Dr. Patrick Greco as guarantor	10-K	001-36724	10.41	3/5/2021
10.37
Asset and Franchise Purchase Agreement dated May 19, 2022 among the Registrant, SJV Tempe Marketplace, LLC, an Arizona limited liability company (“ TM ”), Shakarian Joint Ventures, LLC, an Arizona limited liability company (“ SJV ”), SJV East Mesa, LLC, an Arizona limited liability company (“ EM ”), SJV Apache Junction, LLC, an Arizona limited liability company (“ AJ ”), Dr. Aaron Shakarian, an individual and Stacie Shakarian, an individual (TM, SJV, EM, AJ, Dr. Aaron Shakarian and Stacie Shakarian, collectively, the “Seller ”), and Shakarian Holdings, LLC, an Arizona limited liability company, Dr. Aaron Shakarian, an individual and Stacie Shakarian, an individual (collectively, the “ Shareholder ”)
		10-Q	001-36724	10.1	8/5/2022
10.38#	Executive Short-Term Incentive Plan (STIP) (Amended March 7, 2023)	10-Q/A	001-36724	10.2	10/30/2023
10.39	Nomination and Standstill Agreement	8-K	001-36724	10.1	11/8/2023
10.40	Confidentiality Agreement	8-K	001-36724	10.2	11/8/2023
21	List of subsidiaries of the Registrant	S-1	333-198860	21.1	9/19/2014
23.1	Consent of BDO USA, P.C.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
# Management contract or compensatory plan or arrangement
** Furnished, not filed
___________________
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2024.

The Joint Corp.

By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter D. Holt and Jake Singleton, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter D. Holt	President, Chief Executive Officer and Director	March 7, 2024
Peter D. Holt	(Principal Executive Officer) and Director

/s/ Jake Singleton	Chief Financial Officer	March 7, 2024
Jake Singleton	(Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew E. Rubel	Lead Director	March 7, 2024
Matthew E. Rubel

/s/ Ronald V. DaVella	Director	March 7, 2024
Ronald V. DaVella

/s/ Suzanne M. Decker	Director	March 7, 2024
Suzanne M. Decker

/s/ Jefferson Gramm	Director	March 7, 2024
Jefferson Gramm

/s/ Abe Hong	Director	March 7, 2024
Abe Hong

/s/ Glenn J. Krevlin	Director	March 7, 2024
Glenn J. Krevlin