Form 10-Q
period 2024-03-31
JOINT Corp
filed 2024-05-03
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☑

Non- accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of May 1, 2024, the registrant had 14,973,910 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$18,742,884	$18,153,609
Restricted cash	923,958	1,060,683
Accounts receivable, net	3,265,800	3,718,924
Deferred franchise and regional development costs, current portion	1,046,156	1,047,430
Prepaid expenses and other current assets	2,926,719	2,439,837
Assets held for sale	17,726,238	17,915,055
Total current assets	44,631,755	44,335,538
Property and equipment, net	10,303,746	11,044,317
Operating lease right-of-use asset	12,214,619	12,413,221
Deferred franchise and regional development costs, net of current portion	5,016,644	5,203,936
Intangible assets, net	4,573,725	5,020,926
Goodwill	7,226,701	7,352,879
Deferred tax assets ($1.1 million and $1.1 million attributable to VIEs as of March 31, 2024 and December 31, 2023)	960,621	1,031,648
Deposits and other assets	755,743	748,394
Total assets	$85,683,554	$87,150,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,281,198	$1,625,088
Accrued expenses	1,964,005	1,963,009
Co-op funds liability	923,958	1,060,683
Payroll liabilities ($1.0 million and $0.7 million attributable to VIEs as of March 31, 2024 and December 31, 2023)	4,511,015	3,485,744
Operating lease liability, current portion	3,750,477	3,756,328
Finance lease liability, current portion	25,763	25,491
Deferred franchise fee revenue, current portion	2,528,468	2,516,554
Deferred revenue from company clinics ($1.6 million and $1.6 million attributable to VIEs as of March 31, 2024 and December 31, 2023)	4,603,602	4,463,747
Upfront regional developer fees, current portion	340,040	362,326
Other current liabilities	585,110	483,249
Liabilities to be disposed of ($3.7 million and $3.6 million attributable to VIEs as of March 31, 2024 and December 31, 2023)	12,832,986	13,831,863
Total current liabilities	33,346,622	33,574,082
Operating lease liability, net of current portion	10,606,889	10,914,997
Finance lease liability, net of current portion	31,471	38,016
Debt under the Credit Agreement	—	2,000,000
Deferred franchise fee revenue, net of current portion	13,316,975	13,597,325
Upfront regional developer fees, net of current portion	940,662	1,019,316

Other liabilities ($1.2 million and $1.2 million attributable to VIE as of March 31, 2024 and December 31, 2023)	1,235,241	1,235,241
Total liabilities	59,477,860	62,378,977
Commitments and contingencies (Note 10)
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,968,547 shares issued and 14,935,716 shares outstanding as of March 31, 2024 and 14,783,757 shares issued and 14,751,633 outstanding as of December 31, 2023	14,967	14,783
Additional paid-in capital	47,991,362	47,498,151
Treasury stock 32,831 shares as of March 31, 2024 and 32,124 shares as of December 31, 2023, at cost	(867,037)	(860,475)
Accumulated deficit	(20,958,598)	(21,905,577)
Total The Joint Corp. stockholders' equity	26,180,694	24,746,882
Non-controlling Interest	25,000	25,000
Total equity	26,205,694	24,771,882
Total liabilities and stockholders' equity	$85,683,554	$87,150,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Revenues from company-owned or managed clinics	$17,537,504	$17,127,957
Royalty fees	7,587,547	6,866,023
Franchise fees	655,873	754,425
Advertising fund revenue	2,166,473	1,952,406
Software fees	1,386,776	1,210,005
Other revenues	387,993	390,004
Total revenues	29,722,166	28,300,820
Cost of revenues:
Franchise and regional development cost of revenues	2,341,765	2,140,835
IT cost of revenues	374,311	333,850
Total cost of revenues	2,716,076	2,474,685
Selling and marketing expenses	3,886,113	4,160,244
Depreciation and amortization	1,403,906	2,215,055
General and administrative expenses	20,263,692	20,038,476
Total selling, general and administrative expenses	25,553,711	26,413,775
Net loss on disposition or impairment	362,103	65,469
Income (loss) from operations	1,090,276	(653,109)
Other income, net	35,630	3,821,162
Income before income tax expense	1,125,906	3,168,053
Income tax expense	178,927	841,889
Net income	$946,979	$2,326,164
Earnings per share:
Basic earnings per share	$0.06	$0.16
Diluted earnings per share	$0.06	$0.16
Basic weighted average shares	14,801,354	14,566,185
Diluted weighted average shares	15,011,286	14,861,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2023	14,783,757	$14,783	$47,498,151	32,124	$(860,475)	$(21,905,577)	$24,746,882	$25,000	$24,771,882
Stock-based compensation expense	—	—	493,395	—	—	—	493,395	—	493,395
Issuance of restricted stock	184,790	184	(184)	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	—	—	—	707	(6,562)	—	(6,562)	—	(6,562)
Net income	—	—	—	—	—	946,979	946,979	—	946,979
Balances, March 31, 2024 (unaudited)	14,968,547	$14,967	$47,991,362	32,831	$(867,037)	$(20,958,598)	$26,180,694	$25,000	$26,205,694

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total
Balances, December 31, 2022	14,560,353	$14,560	$45,558,305	31,866	$(856,642)	$(12,153,380)	$32,562,843	$25,000	$32,587,843
Stock-based compensation expense	—	—	266,210	—	—	—	266,210	—	266,210
Issuance of restricted stock	95,386	95	(95)	—	—	—	—	—	—
Exercise of stock options	15,621	16	138,441	—	—	—	138,457	—	138,457
Purchases of treasury stock under employee stock plans	—	—	—	169	(2,637)	—	(2,637)	—	(2,637)
Net Income	—	—	—	—	—	2,326,164	2,326,164	—	2,326,164
Balances, March 31, 2023 (unaudited)	14,671,360	$14,671	$45,962,861	32,035	$(859,279)	$(9,827,216)	$35,291,037	$25,000	$35,316,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net income	$946,979	$2,326,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,403,906	2,215,055
Net loss on disposition or impairment (non-cash portion)	362,103	65,469
Net franchise fees recognized upon termination of franchise agreements	(39,456)	(73,095)
Deferred income taxes	71,027	733,390
Stock based compensation expense	493,395	266,210
Changes in operating assets and liabilities:
Accounts receivable	453,124	385,629
Prepaid expenses and other current assets	(487,954)	(1,370,390)
Deferred franchise costs	201,718	(27,255)
Deposits and other assets	(7,349)	801
Assets and liabilities held for sale, net	(911,166)	—
Accounts payable	(348,824)	(1,189,662)
Accrued expenses	996	818,784
Payroll liabilities	1,025,270	1,540,498
Deferred revenue	(102,277)	437,838
Upfront regional developer fees	(100,940)	(47,116)
Other liabilities	(150,222)	(57,727)
Net cash provided by operating activities	2,810,330	6,024,593

Cash flows from investing activities:
Proceeds from sale of clinics	50,100	—
Purchase of property and equipment	(395,046)	(1,200,215)
Net cash used in investing activities	(344,946)	(1,200,215)

Cash flows from financing activities:
Payments of finance lease obligation	(6,272)	(6,011)
Purchases of treasury stock under employee stock plans	(6,562)	(2,637)
Proceeds from exercise of stock options	—	138,457
Repayment of debt under the Credit Agreement	(2,000,000)	—
Net cash provided by (used in) financing activities	(2,012,834)	129,809

Increase in cash, cash equivalents and restricted cash	452,550	4,954,187
Cash, cash equivalents and restricted cash, beginning of period	19,214,292	10,550,417
Cash, cash equivalents and restricted cash, end of period	$19,666,842	$15,504,604

Reconciliation of cash, cash equivalents and restricted cash:	March 31, 2024	March 31, 2023
Cash and cash equivalents	$18,742,884	$14,773,225
Restricted cash	923,958	731,379
	$19,666,842	$15,504,604

Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Three Months Ended March 31,
	2024	2023
Net cash paid for (refunded):
Interest	$19,098	$81,651
Income taxes	$—	$(41,246)
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$4,934	$167,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Such unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Annual Report on Form 10-K as of and for the year ended December 31, 2023, filed with the SEC on March 8, 2024, which included all disclosures required by GAAP. The results of operations for the periods ended March 31, 2024 and 2023 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended March 31, 2024 and 2023 is unaudited.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other (expenses) income that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue, accounting for leases, and accounting for income taxes, see Note 1, Nature of Operations and Summary of Significant Accounting Policies.
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
Comprehensive Income
Net income was the same as comprehensive income for the three months ended March 31, 2024 and 2023, respectively.
Nature of Operations
The Joint Corp., a Delaware corporation, was formed on March 10, 2010 for the principal purpose of franchising and developing chiropractic clinics, selling regional developer rights, supporting the operations of franchised chiropractic clinics, and operating and managing corporate chiropractic clinics at locations throughout the United States. The franchising of chiropractic clinics is regulated by the Federal Trade Commission and various state authorities.
The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Franchised clinics:	2024	2023
Clinics open at beginning of period	800	712
Opened during the period	23	29
Acquired during the period	—	—
Sold during the period	—	—
Closed during the period	(4)	(1)
Clinics in operation at the end of the period	819	740

	Three Months Ended March 31,
Company-owned or managed clinics:	2024	2023
Clinics open at beginning of period	135	126
Opened during the period	—	4
Acquired during the period	—	—
Sold during the period	—	—
Closed during the period	—	—
Clinics in operation at the end of the period	135	130

Total clinics in operation at the end of the period	954	870

Clinic licenses sold but not yet developed	117	178
Future clinic licenses subject to executed letters of intent	46	39
Variable Interest Entities
Certain states prohibit the “corporate practice of chiropractic,” which restricts business corporations from practicing chiropractic care by exercising control over clinical decisions by chiropractic doctors. In states that prohibit the corporate practice of chiropractic, the Company typically enters into long-term management agreements with professional corporations (“PCs”) that are owned by licensed chiropractic doctors, which, in turn, employ or contract with doctors who provide professional chiropractic care in its clinics. Under these management agreements with PCs, the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. The Company has entered into such management agreements with four PCs. If an entity is deemed to be the primary beneficiary of a VIE, the entity is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. In accordance with relevant accounting guidance, these PCs were determined to be VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because the fees do not meet all the following criteria: 1) The fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) The decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; and 3) The service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. Additionally, the Company has determined that it has the ability to direct the activities that most significantly impact the performance of these PCs and has an obligation to absorb losses or receive benefits which could potentially be significant to the PCs. Accordingly, the PCs are VIEs for which the Company is the primary beneficiary and are consolidated by the Company.
VIE total revenue and general administrative expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Revenues	$10,211,580	$9,882,291
General and administrative expenses	4,572,649	4,598,358
The carrying amount of the VIEs’ assets and liabilities was immaterial as of March 31, 2024 and December 31, 2023, except for the balances as follows:

	March 31, 2024	December 31, 2023
Deferred tax assets	$1,088,802	$1,088,802
Payroll liabilities	1,042,706	728,130
Deferred revenue from company managed clinics	1,627,538	1,558,178
Liabilities to be disposed of	3,664,938	3,622,481
Other liabilities	1,235,241	1,235,241
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all of its cash in short-term bank deposits. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.
Restricted Cash
Restricted cash relates to cash that franchisees and company-owned or managed clinics contribute to the Company’s National Marketing Fund and cash that franchisees provide to various voluntary regional Co-Op Marketing Funds. Cash contributed by franchisees to the National Marketing Fund is to be used in accordance with the Company’s Franchise Disclosure Document with a focus on regional and national marketing and advertising. While such cash balance is not legally segregated and restricted as to withdrawal or usage, the Company’s accounting policy is to classify these funds as restricted cash.
Accounts Receivable
Accounts receivable primarily represents amounts due from franchisees for royalty fees. The Company records an allowance for credit losses as a reduction to its accounts receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of the Company’s franchisees, including any known or anticipated bankruptcies and an evaluation of current economic conditions, as well as the Company’s expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2024 and December 31, 2023, the Company had an allowance for doubtful accounts of $0.
Property and Equipment
Property and equipment are stated at cost, or, for property acquired as part of franchise acquisitions, at fair value at the date of closing. Depreciation is computed using the straight-line method over estimated useful lives, which is generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. Major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. The losses on disposed of or retired property or equipment were recorded in net loss on disposition or impairment of $51,808 and $65,469 for the three months ended March 31, 2024 and 2023, respectively
Leases

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

For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased property are expensed as incurred and are also included in general and administrative expenses on the accompanying condensed consolidated income statements.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. During the three months ended March 31, 2024, property and equipment, net related to asset groups determined to not be recoverable with a total carrying amount of approximately $0.9 million was written down to $0.7 million. As a result, the Company recorded a non-cash impairment loss of $0.1 million during the three months ended March 31, 2024.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales prices or the clinics estimated fair values, the Company recorded an estimated loss on disposal of $0.2 million for the three months ended March 31, 2024 as Net loss on disposition or impairment in its condensed consolidated income statement and a valuation allowance included in assets held for sale on its condensed consolidated balance sheet.
Revenue Recognition
The Company generates revenue primarily through its company-owned and managed clinics and through royalties, franchise fees, advertising fund contributions, IT-related income and computer software fees from its franchisees.
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
Royalties and Advertising Fund Revenue. The Company collects royalties from its franchisees, as stipulated in the franchise agreement, equal to 7% of gross sales and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The revenue accounting standard provides an exception for the recognition of sales-based royalties promised in exchange for a license (which generally requires a reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price). Franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to the Company’s performance obligation under the franchise agreement and therefore, such royalties are recognized as franchisee clinic level sales occur. Royalties are collected semi-monthly two working days after each sales period has ended.
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
In addition, regional developers receive fees that are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics within their exclusive geographical territory. Initial fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur. This 3% fee is funded by the 7% royalties collected from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements. The Company did not enter into any new regional developer agreements during the three months ended March 31, 2024.
Regional Developer Rights Contract Termination Costs
From time to time, subject to the Company’s strategy, regional developer rights are reacquired by the Company, resulting in a termination of the contract. The termination costs to reacquire the regional developer rights are recognized at fair value, less any unrecognized upfront regional developer fee liability balance, as a general and administrative expense in the period in which the contract is terminated in accordance with the contract terms.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $1,754,065 and $1,948,485 for the three months ended March 31, 2024 and 2023, respectively.
Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date pre-tax income, plus any significant unusual or infrequently occurring items that are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment, including, but not limited to, the expected pre-tax income for the year and permanent differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.
Earnings per Common Share
Basic earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by giving effect to all potentially dilutive common shares, including restricted stock and stock options.

	Three Months Ended March 31,
	2024	2023
Net income	$946,979	$2,326,164

Weighted average common shares outstanding - basic	14,801,354	14,566,185
Effect of dilutive securities:
Unvested restricted stock and stock options	209,932	295,549
Weighted average common shares outstanding - diluted	15,011,286	14,861,734

Basic earnings per share	$0.06	$0.16
Diluted earnings per share	$0.06	$0.16
The following common stock equivalents were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
Weighted average dilutive securities:	2024	2023
Restricted stocks	—	—
Stock options	120,031	92,652
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

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for credit losses, loss contingencies, share-based compensations, useful lives and realizability of long-lived assets, deferred revenue and revenue recognition related to breakage, deferred franchise costs, calculation of ROU assets and liabilities related to leases, realizability of deferred tax assets, impairment of goodwill, impairment of intangible assets, impairment of other long-lived assets and purchase price allocations and related valuations.
Recent Accounting Pronouncements Adopted and Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024 on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM and how the CODM uses the reported measure(s) of a segment’s profit or loss to assess performance and decide how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements and disclosures.
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
•The Company is entitled to royalties and advertising fees based on a percentage of the franchisee’s gross sales as defined in the franchise agreement. Royalty and advertising revenue are recognized when the franchisee’s sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either what is considered a contract asset (unbilled receivable) or, once billed, accounts receivable, on the balance sheet.
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
Disaggregation of Revenue
The Company believes that the captions contained on the condensed consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the three months ended March 31, 2024 and 2023. Other revenues primarily consist of preferred vendor royalties associated with franchisees’ credit card transactions.
The following table shows the Company’s revenues disaggregated according to the timing of transfer of services:

	Three Months Ended March 31,
	2024	2023

Revenue recognized at a point in time	$27,679,517	$26,336,390
Revenue recognized over time	2,042,649	1,964,430
Total Revenue	$29,722,166	$28,300,820
Rollforward of Contract Liabilities and Contract Assets
Changes in the Company’s contract liability for deferred revenue from Company clinics during the three months ended March 31, 2024 were as follows:

Deferred Revenue from company clinics
Balance at December 31, 2023	$4,463,747
Revenue recognized that was included in the contract liability at the beginning of the year	(2,948,839)
Net increase during the quarter ending March 31, 2024	3,088,694
Balance at March 31, 2024	$4,603,602

Changes in the Company’s contract liability for deferred franchise fees during the three months ended March 31, 2024 were as follows:

Deferred Revenue short and long-term

Balance at December 31, 2023	$16,113,879
Revenue recognized that was included in the contract liability at the beginning of the year	(650,383)
Net increase during the three months ended March 31, 2024	381,947
Balance at March 31, 2024	$15,845,443
The Company’s deferred franchise and development costs represent capitalized sales commissions. Changes during the three months ended March 31, 2024 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2023	$6,251,366
Recognized as cost of revenue during the three months ended March 31, 2024	(272,144)
Net increase during the three months ended March 31, 2024	83,578
Balance at March 31, 2024	$6,062,800
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2024:

Amount
Contract liabilities expected to be recognized in
2024 (remainder)	$1,916,860
2025	2,425,093
2026	2,329,425
2027	2,253,985
2028	2,118,045
Thereafter	4,802,035
Total	$15,845,443

Note 3: Assets Held for Sale
In 2023, the Company initiated plans to re-franchise the majority of its corporate-owned or managed clinics with plans to retain a small portion of high-performing clinics. The clinics identified to re-franchise make up approximately 76% of the corporate-owned or managed clinic portfolio. The clinics are in varying stages of sales negotiations with approximately 50% of them expected to close within one year with an estimated fair value of $30.2 million at March 31, 2024. The clinics identified to commit to sell within one year did not represent a major strategic shift because the clinics identified to commit to sell within one year do not involve exiting a major line of business or exiting a major geographic area. As a result, the results of these clinics will continue to be reported in the Company’s operating results and in its Corporate Clinics segment until the sales are each finalized. Effective with the designation as held for sale, the Company discontinued recording depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics as required by GAAP. The Company also separately classified the related assets and liabilities of the clinics as held for sale in its March 31, 2024 condensed consolidated balance sheet.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales prices or the clinics estimated fair values, the Company recorded an estimated loss on disposal of $0.2 million for the three months ended March 31, 2024 as Net loss on disposition or impairment in its condensed consolidated income statement.

During the first quarter of 2024, in connection with the sale of a company-managed clinic classified as held for sale as of December 31, 2023, the Company sold $0.2 million Assets held for sale, net of a $0.1 million valuation allowance and $0.1 million of Liabilities to be disposed of in the condensed consolidated balance sheet as of March 31, 2024.

The principal components of the held for sale assets and liabilities as of December 31, 2023 and March 31, 2024 were as follows:

	March 31, 2024	December 31, 2023
Assets
Property and equipment, net	$4,616,181	$4,887,220
Operating lease right-of-use asset	9,221,671	9,193,496
Intangible assets, net	3,351,430	3,351,430
Goodwill	1,266,707	1,140,529
Valuation allowance	(729,751)	(657,620)
Total assets held for sale	$17,726,238	$17,915,055

Liabilities
Operating lease liability, current and non-current	$9,168,048	$10,209,382
Deferred revenue from company clinics	3,664,938	3,622,481
Total liabilities to be disposed of	$12,832,986	$13,831,863

The pre-tax income of the clinics designated as held for sale was $1.2 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively, the results of which exclude the allocation of overhead.
Note 4: Property and Equipment
Property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Office and computer equipment	$4,209,979	$4,169,576
Leasehold improvements	12,319,116	12,013,250
Software developed	5,616,819	5,399,698
Finance lease assets	151,397	151,396
	22,297,311	21,733,920
Accumulated depreciation and amortization	(12,860,099)	(12,005,459)
	9,437,212	9,728,461
Construction in progress	866,534	1,315,856
Property and equipment, net	$10,303,746	$11,044,317
Depreciation expense was $949,136 and $1,270,260 for the three months ended March 31, 2024 and 2023, respectively.
Amortization expense related to finance lease assets was $7,570 and $7,570 for the three months ended March 31, 2024 and 2023, respectively.
Construction in progress at March 31, 2024 and December 31, 2023 principally relates to development and construction costs for the Company-owned or managed clinics.
Note 5: Fair Value Measurements

The Company’s financial instruments include cash, restricted cash, accounts receivable, accounts payable, accrued expenses and debt under the Credit Agreement (as defined in Note 7, Debt). The carrying amounts of its financial instruments, except for debt, approximate their fair value due to their short maturities, which is considered a Level 1 fair value measurement. The carrying value of the Company’s debt under the Credit Agreement approximates fair value due to its interest rate being calculated from observable quoted prices for similar instruments, which is considered a Level 2 fair value measurement.
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
As of March 31, 2024 and December 31, 2023, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
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
Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. The estimated fair values of the company-owned or managed clinics classified as Held for Sale (see Note 3, Assets Held for Sale) were recorded at fair values on a nonrecurring basis and are based upon Level 2 inputs, which includes a potential buyer agreed upon selling price or Level 3 inputs, which include historical and future expected financial performance of the clinic and historical acquisition trends based on previous reacquired franchise clinic purchases. The fair value measurement of the assets held for sale was recorded as $0.3 million based upon Level 2 inputs and $29.9 million based upon Level 3 inputs. As a result, the Company maintains a valuation allowance of $0.7 million to adjust the carrying value of the disposal group to fair value less cost to sell as of March 31, 2024.
The Company recorded an impairment loss of $0.1 million included in the net loss, disposition and impairment on the condensed consolidated income statement for impairment of long-lived assets classified as held and used where the asset group was not determined to be recoverable. The asset group was determined to be the clinic level, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The long lived assets fair values were determined by the following: Level 2 inputs where available, which included using a valuation multiple (e.g, price per square foot) based on observable prices for comparable long lived assets; and Level 3 inputs, which included the multiple earnings approach using the Company's historical earnings trend data, comparable historical asset sales by the Company and franchisees that were not exact matches, and (for calculating the fair value of intangible assets specifically) the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates. The carrying values of these asset groups impaired to their fair value included fixed assets of $0.9 million that were written down to $0.7 million determined by the Level 3 inputs discussed above.
No impairments of long-lived assets were recorded for the three months ended March 31, 2023.
Note 6: Intangible Assets

Intangible assets consisted of the following:

	As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$7,385,830	$(3,181,549)	$4,204,281
Customer relationships	1,682,807	(1,493,034)	189,773
Assembled workforce	440,844	(261,173)	179,671
	$9,509,481	$(4,935,756)	$4,573,725

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$7,385,830	$(2,926,595)	$4,459,235
Customer relationships	1,682,807	(1,349,938)	332,869
Assembled workforce	440,844	(212,022)	228,822
	$9,509,481	$(4,488,555)	$5,020,926
Amortization expense related to the Company’s intangible assets was $447,200 and $937,225 for the three months ended March 31, 2024 and 2023, respectively.
Estimated amortization expense for 2024 and subsequent years is as follows:

Amount
2024 (remainder)	$1,053,419
2025	1,100,700
2026	958,290
2027	565,521
2028	454,120
Thereafter	441,675
Total	$4,573,725
Note 7: Debt
Credit Agreement
On February 28, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., individually and as Administrative Agent and Issuing Bank (the “Lender”). The Credit Agreement provided for senior secured credit facilities (the “Credit Facilities”) in the amount of $7,500,000, including a $2,000,000 revolver (the "Revolver") and $5,500,000 development line of credit (the "Line of Credit"). The Revolver included amounts available for letters of credit of up to $1,000,000 and an uncommitted additional amount of $2,500,000. All outstanding principal and interest on the Revolver was due on February 28, 2022.
On February 28, 2022, the Company entered into an amendment to its Credit Facilities (as amended, the “2022 Credit Facility”) with the Lender. Under the 2022 Credit Facility, the Revolver increased to $20,000,000 (from $2,000,000), the portion of the Revolver available for letters of credit increased to $5,000,000 (from $1,000,000), the uncommitted additional amount increased to $30,000,000 (from $2,500,000) and the developmental line of credit of $5,500,000 was terminated. The Revolver will be used for working capital needs, general corporate purposes and for acquisitions, development and capital improvement uses. At the option of the Company, borrowings under the 2022 Credit Facility bear interest at: (i) the adjusted SOFR rate, plus 0.10%, plus 1.75%, payable on the last day of the selected interest period of one, three or six months and on the three-month anniversary of the beginning of any six-month interest period, if applicable; or (ii) an Alternative Base Rate (ABR), plus 1.00%, payable monthly. The ABR is the greatest of (A) the prime rate (as published by the Wall Street Journal); (B) the Federal Reserve Bank of New York rate, plus 0.5%; and (C) the adjusted one-month term SOFR rate. Amounts outstanding under the Revolver on February 28, 2022 continued to bear interest at the rate selected under the Credit Facilities prior to the amendment until the last day of the interest period in effect, at which time, if not repaid, the amounts outstanding under the Revolver will bear interest at the 2022 Credit Facility rate. As a result of this refinance, $2,000,000 of current maturity of long-term debt was reclassified to long-term as of December 31, 2021. The 2022 Credit Facility will terminate and all principal and interest will become due and payable on the fifth anniversary of the amendment, which will occur on February 28, 2027. On January 17, 2024, the Company paid down the outstanding balance on its Debt under the Credit Agreement of $2,000,000.

The Credit Facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; and certain fundamental changes such as a merger or sale of substantially all assets (as further defined in the Credit Facilities). The Credit Facilities require the Company to comply with customary affirmative, negative and financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the Credit Facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. The Credit Facilities are collateralized by substantially all of the Company’s assets, including the assets in the Company’s company-owned or managed clinics. As of March 31, 2024, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement and there is no outstanding balance as of March 31, 2024.
Note 8: Stock-Based Compensation
The Company grants stock-based awards under its Amended and Restated 2014 Incentive Stock Plan (the “2014 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock. The Company may grant the following types of incentive awards under the 2014 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2014 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains and such other terms and conditions as the plan committee determines. Awards granted under the 2014 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s consolidated balance sheets. Through March 31, 2024, the Company has granted under the 2014 Plan (i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stock. There were no stock appreciation rights and restricted stock units granted under the 2014 Plan as of March 31, 2024.
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
The Company did not grant options during the three months ended March 31, 2024 and March 31, 2023.

The information below summarizes the stock option activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2023	486,334	$8.88	3.7
Granted	—	—
Exercised	—	—
Forfeited	(2,054)	34.60
Expired	—	—
Outstanding at March 31, 2024	484,280	$8.77	3.4
Exercisable at March 31, 2024	476,734	$8.14	3.3
For the three months ended March 31, 2024 and 2023, stock-based compensation expense for stock options was $54,739 and $64,882, respectively.
Restricted Stock
Restricted stock granted to employees generally vests in four equal annual installments, although on March 5, 2024 and on May 25, 2023, the Company granted 29,454 shares and 51,401 shares, respectively, of restricted stock to certain high performing employees that vest in one installment on the first anniversary of the grant. Restricted stock granted to non-employee directors typically vests in full one year after the date of grant.
The information below summarizes the restricted stock activity for the three months ended March 31, 2024:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2023	231,901	$17.32
Granted	212,767	9.31
Vested	(33,401)	21.80
Forfeited	(27,977)	15.83
Non-vested at March 31, 2024	383,290	$12.59
For the three months ended March 31, 2024 and 2023, stock-based compensation expense for restricted stock was $438,656 and $201,328, respectively.
Note 9: Income Taxes

During the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $178,927 and $841,889, respectively. The Company’s effective tax rate differs from the statutory rate for the three months ended March 31, 2024 primarily due to nondeductible meals and entertainment, change in valuation allowance, state taxes, and an increase in the overall deferred tax liability related to indefinite goodwill. The effective tax rate for the three months ended March 31, 2023 differs from the statutory rate primarily due to permanent differences and state taxes.
Note 10: Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the three months ended March 31, 2024 and 2023:

	Line Item in the Company’s Condensed Consolidated Income Statements	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Finance lease costs:
Amortization of assets	Depreciation and amortization	$7,570	$7,570
Interest on lease liabilities	Other income, net	628	889
Total finance lease costs		8,198	8,459
Operating lease costs	General and administrative expenses	1,001,343	1,588,941
Total lease costs		$1,009,541	$1,597,400
Supplemental information and balance sheet location related to leases (excluding amounts related to leases classified as held for sale) is as follows:

	March 31, 2024	December 31, 2023
Operating Leases:
Operating lease right-of -use asset	$12,214,619	$12,413,221
Operating lease liability - current portion	$3,750,477	$3,756,328
Operating lease liability - net of current portion	10,606,889	10,914,997
Total operating lease liability	$14,357,366	$14,671,325
Finance Leases:
Property and equipment, at cost	$151,397	$151,396
Less accumulated amortization	(125,501)	(117,932)
Property and equipment, net	$25,896	$33,464
Finance lease liability - current portion	25,763	25,491
Finance lease liability - net of current portion	31,471	38,016
Total finance lease liabilities	$57,234	$63,507
Weighted average remaining lease term (in years):
Operating leases	4.7	4.8
Finance lease	2.1	2.4
Weighted average discount rate:
Operating leases	5.5%	5.4%
Finance leases	4.3%	4.3%
Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,152,599	$1,695,098
Operating cash flows from finance leases	628	889
Financing cash flows from finance leases	6,272	6,011

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$353,238	$2,247,839
Finance lease	—	—

Maturities of lease liabilities as of March 31, 2024 are as follows:

	Operating Leases	Finance Lease
2024 (remainder)	$3,335,215	$20,699
2025	4,147,189	27,600
2026	2,851,199	11,500
2027	2,126,668	—
2028	1,307,851	—
Thereafter	2,529,735	—
Total lease payments	$16,297,857	$59,799
Less: Imputed interest	(1,940,491)	(2,565)
Total lease obligations	14,357,366	57,234
Less: Current obligations	(3,750,477)	(25,763)
Long-term lease obligation	$10,606,889	$31,471
During the last quarter of 2023, the Company entered into one operating lease that has not yet commenced for a space to be used by the Company’s new corporate clinics. The lease is expected to result in additional ROU assets and liabilities of approximately $0.6 million. The lease is expected to commence during the second or the third quarter of 2024, with a lease term of five to ten years.
Guarantee in Connection with the Sale of the Divested Business
In connection with the sale of a company-managed clinic in 2022, the Company guaranteed one future operating lease commitment assumed by the buyers. The Company is obligated to perform under the guarantee if the buyers fail to perform under the lease agreement at any time during the remainder of the lease agreement, which expires on May 31, 2027. At the date of sale, the undiscounted maximum potential future payments totaled $247,296. As of March 31, 2024, the undiscounted remaining lease payments under the agreement totaled $171,696. The Company had not recorded a liability with respect to the guarantee obligation as of March 31, 2024, as the Company concluded that payment under the lease guarantee was not probable.
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
The Company has two operating business segments and one non-operating business segment. The Corporate Clinics segment is composed of the operating activities of the company-owned or managed clinics. As of March 31, 2024, the Company operated or managed 135 clinics under this segment. The Franchise Operations segment is composed of the operating activities of the franchise business unit. As of March 31, 2024, the franchise system consisted of 819 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.
The following tables present financial information for the Company’s two operating business segments:

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Corporate clinics	$17,537,504	$17,127,957
Franchise operations	12,184,662	11,172,863
Total revenues	$29,722,166	$28,300,820

Depreciation and amortization:
Corporate clinics	1,104,232	1,927,091
Franchise operations	219,250	198,974
Corporate administration	80,424	88,990
Total depreciation and amortization	$1,403,906	$2,215,055

Segment operating income (loss):
Corporate clinics	$1,486,910	$(422,053)
Franchise operations	5,337,948	4,541,899
Total segment operating income	$6,824,858	$4,119,846

Reconciliation of total segment operating income to consolidated earnings before income taxes:

Total segment operating income	$6,824,858	$4,119,846
Unallocated corporate	(5,734,582)	(4,772,955)
Consolidated income (loss) from operations	1,090,276	(653,109)
Other income, net	35,630	3,821,162
Income before income tax benefit	$1,125,906	$3,168,053

	March 31, 2024	December 31, 2023
Segment assets:
Corporate clinics	$50,809,138	$52,210,617
Franchise operations	11,928,759	10,521,582
Total segment assets	62,737,897	62,732,199

Unallocated cash and cash equivalents and restricted cash	19,666,842	19,214,292
Unallocated property and equipment	561,340	2,843,491
Other unallocated assets	2,717,475	2,360,877
Total assets	$85,683,554	$87,150,859
“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1, Nature of Operations and Summary of Significant Accounting Policies), “unallocated property and equipment” relates primarily to corporate fixed assets and “other unallocated assets” relates primarily to deposits, prepaid and other assets.
Note 12: Employee Retention Credit
The employee retention credit (“ERC”), as originally enacted through the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) on March 27, 2020, is a refundable credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act, enacted on

December 27, 2020, extended the ERC for qualified wages paid from January 1, 2021 to June 30, 2021 and the credit was increased to 70% of qualified wages an eligible employer paid to employees during the extended period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the ERC through December 31, 2021.

In October 2022, the Company filed an application with the Internal Revenue Service (the “IRS”) for the ERC. Employers are eligible for the credit if they experienced full or partial suspension or modification of operations during any calendar quarter because of governmental orders due to the pandemic or a significant decline in gross receipts based on a comparison of quarterly revenue results for 2020 and/or 2021 with the comparable quarter in 2019. The Company’s ERC application was equal to 70% of qualified wages paid to employees during the period from January 1, 2021 to June 30, 2021 for a maximum quarterly credit of $7,000 per employee. In March 2023, the Company received notice and refunds from the IRS related to the overpayment of Federal Employment Tax plus interest in the amount of $4.8 million related to the ERC application. The $4.8 million ERC is subject to a 20% consulting fee. The Company’s eligibility remains subject to audit by the IRS for a period of five years.

Since there are no generally accepted accounting principles for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, the Company determined the appropriate accounting treatment by analogy to other guidance. The Company accounted for the ERC by analogy to International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards.

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

The Company accounted for the $3.8 million ERC, net of the consulting fee, in the first quarter of 2023 as other income on the Statement of Income when the Company was reasonably assured that it met all requirements of the ERC and the grant would be received. The ERC refund is not taxable; however, the credit is subject to expense disallowance rules which increased income tax expense as a discrete item by $0.9 million, net of the consulting expense deduction, for the three months ended March 31, 2023.
Note 13: Related Party Transaction

Mr. Jefferson Gramm, Managing Partner of Bandera Partners LLC who is a beneficial holder of more than 5% of our outstanding common stock (approximately 27% as of March 31, 2024) was appointed to the Board of Directors effective as of January 2, 2024, to serve until the election and qualification of his successor at the 2024 Annual Meeting.

In December 2020, we sold two franchise licenses at $39,900 and $29,900 each (which reflects the $10,000 multi-unit discount for the second license per the Franchise Disclosure Document) to Marshall Gramm, who is a family member of Mr. Jefferson Gramm. In April 2020 and 2021, we sold two franchise licenses at $39,900 and $29,900 each (which reflects the $10,000 multi-unit discount for the second license per the Franchise Disclosure Document), to a franchisee of which Mr. Jefferson Gramm is a 50% co-partner in the business.

These transactions involved terms no less favorable to us than those that would have been obtained in the absence of such affiliation. Although we have no way of estimating the aggregate amount of franchise fees, royalties, advertising fund fees, IT related income and computer software fees that these franchisees will pay over the life of the franchise licenses, the franchisees affiliated with Mr. Gramm are subject to such fees under the same terms and conditions as all other franchisees. These franchisees affiliated with Mr. Gramm paid $32,864 and $27,724 in the three months ended March 31, 2024 and 2023, respectively, for such royalties and other fees.

In October 2020, Mr. Gramm loaned approximately $370,000 to an unaffiliated franchisee that owns and operates one franchise clinic. The loan is not secured by the assets of the business and there are no foreclosure rights.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.
Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially in this Management’s Discussion and Analysis or MD&A, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” “seek,” “strive,” or the negative of these terms, “mission,” “goal,” “objective,” or “strategy,” or other comparable terminology. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A of this or any subsequent quarterly reports on Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider the trends, risks and uncertainties described below and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. We undertake no obligation to update or revise publicly any forward-looking statements, other than in accordance with legal and regulatory obligations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

The specific forward-looking statements in this Quarterly Report on Form 10-Q include the following:

•that we seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry through the rapid and focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad;

•our belief that our monthly performance reports from our system and our clinics include key performance indicators per clinic, including gross sales, comparable same-store sales growth, or “Comp Sales,” number of new patients, conversion percentage and membership attrition;

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

•our belief that we continue to have a sound business concept and will benefit from the fundamental changes taking place in the manner in which Americans access chiropractic care and their growing interest in seeking effective, affordable natural solutions for general wellness;

•our belief that these trends join with the preference we have seen among chiropractic doctors to reject the insurance-based model to produce a combination that benefits the consumer and the service provider alike, and our belief that these forces create an important opportunity to accelerate the growth of our network;

•our belief that recent events that may impact our business include unfavorable global economic or political conditions, such as the Ukraine War, the Israel-Gaza conflict, labor shortages, and inflation and other cost increases;

•our anticipation that 2024 will continue to be a volatile macroeconomic environment;

•our belief that we have created a robust framework for the re-franchising effort, organizing clinics into clusters, and generating comprehensive disclosure packets for marketing efficiency, and that we have received significant interest to date from our existing franchisees;

•our goal to generate significant processes that will provide us with value creating capital allocation opportunities, which opportunities could include, but are not limited to, reinvestment in the brand and related marketing, continued investment in our IT platforms, the repurchase of RD territories, and/or a stock repurchase program;

•our belief that our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic sales, openings, closures, markets in which they are contained and related expenses, general economic conditions, cost inflation, labor shortages, consumer confidence in the economy, consumer preferences, competitive factors, and disease epidemics and other health-related concerns, such as the COVID-19 pandemic;

•our belief that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next 12 months;

•our belief that we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business; and
•our expectation that for the remainder of 2024, we expect to use or redelploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change.

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
•we may not be able to successfully implement our growth strategy if our franchisees are unable to locate and secure appropriate sites for clinic locations, obtain favorable lease terms, and attract patients to our clinics;
•we have limited experience operating company-owned or managed clinics in those geographic areas where we currently have few or no clinics, and we may not be able to duplicate the success of some of our franchisees;
•short-selling strategies and negative opinions posted on the internet may drive down the market price of our common stock and could result in class action lawsuits;
•we have previously identified material weaknesses in our internal controls over financial reporting and we may fail to remediate future material weaknesses in our internal controls over financial reporting or may otherwise be unable to maintain an effective system of internal control over financial reporting, which might negatively impact our ability to accurately report our financial results, prevent fraud, or maintain investor confidence;
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
•legislation, regulations, as well as new medical procedures and techniques, could reduce or eliminate our competitive advantages; and
•the delayed filing of one of our quarterly reports has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.
Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.
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
Key Performance Measures. We receive monthly performance reports from our system and our clinics that include key performance indicators per clinic, including gross sales, comparable same-store sales growth, or “Comp Sales,” number of new patients, conversion percentage and membership attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales, adjusted EBITDA and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. System-wide sales include sales at all clinics, whether operated by us or by franchisees. While franchised clinic sales are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base. Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses (which includes contract termination costs associated with reacquired regional developer rights), stock-based compensation expense, bargain purchase gain, (gain) loss on disposition or impairment, costs related to restatement filings, restructuring costs and other income related to the ERC. There were no costs related to restatement filings or bargain purchase gain for the three months ended March 31, 2024 and 2023.
Key Clinic Development Trends. As of March 31, 2024, we and our franchisees operated or managed 954 clinics, of which 819 were operated or managed by franchisees and 135 were operated as company-owned or managed clinics. Of the 135 company-owned or managed clinics, 65 were constructed and developed by us, and 70 were acquired from franchisees.
Our current strategy is to grow through the sale and development of additional franchises. After evaluating options for improvement, during 2023 the board authorized management to initiate a plan to re-franchise or sell the majority of our company-owned or managed clinics. This refined strategy will leverage our greatest strength - our capacity to build a franchise - to drive long-term growth for both our franchisees and The Joint as a public company. We have created a robust framework for the re-franchising effort, organizing clinics into clusters, and generating comprehensive disclosure packets for marketing efficiency. We have given initial preference to existing franchisees and have received significant interest to date. Our goal will be to generate significant processes that will provide us with value creating capital allocation opportunities. These opportunities could include, but are not limited to, reinvestment in the brand and related marketing, continued investment in our IT platforms, the repurchase of RD territories, and/or a stock repurchase program.
The number of franchise licenses sold for the year ended December 31, 2023 was 55, compared with 75 and 156 licenses for the years ended December 31, 2022 and 2021, respectively. We ended the first three months of 2024 with 17 regional developers who were responsible for 27% of the 15 licenses sold during the period. This strong result reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the United States.
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

The primary inflationary factor affecting our operations is labor costs. In 2023 and 2024, clinics owned or managed by us were negatively impacted by labor shortages and wage increases, which increased our general and administrative expenses. Further, should we fail to continue to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our patient service to suffer. While we anticipate that these continued headwinds will be partially mitigated by pricing actions, there can be no assurance that we will be able to continue to take such pricing actions. A continued increase in labor costs could have an adverse effect on our operating costs, financial condition and results of operations.

In addition, the increase in interest rates and the expectation that interest rates will continue to remain elevated may adversely affect patients’ financial conditions, resulting in reduced spending on our services. While the impact of these factors continues to remain uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.
Other Significant Events and/or Recent Developments
For the three months ended March 31, 2024, compared to the prior year period:
•System-wide comp sales of clinics that have been open for at least 13 full months increased 3%.

•System-wide comp sales for mature clinics open 48 months or more decreased 3%.

•System-wide sales for all clinics open for any amount of time increased 9%.
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
Critical Accounting Estimates
There were no changes in our critical accounting estimates during the three months ended March 31, 2024 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues — Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Components of revenues were as follows:

	Three Months Ended March 31,
	2024	2023	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues from company-owned or managed clinics	$17,537,504	$17,127,957	$409,547	2.4%
Royalty fees	7,587,547	6,866,023	$721,524	10.5%
Franchise fees	655,873	754,425	$(98,552)	(13.1)%
Advertising fund revenue	2,166,473	1,952,406	$214,067	11.0%
IT related income and software fees	1,386,776	1,210,005	$176,771	14.6%
Other revenues	387,993	390,004	$(2,011)	(0.5)%
Total revenues	$29,722,166	$28,300,820	$1,421,346	5.0%
Consolidated Results
Total revenues increased by $1.4 million, primarily due to the continued expansion and revenue growth of our franchise base and the continued expansion and revenue growth of our company-owned or managed clinics portfolio.
Corporate Clinics
Revenues from company-owned or managed clinics increased, primarily due to the expansion of our company-owned or managed clinics portfolio. As of March 31, 2024 and 2023, there were 135 and 130 company-owned or managed clinics in operation, respectively.
Franchise Operations
For the three months ended March 31, 2024, compared to the prior year period:
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of March 31, 2024 and 2023, there were 819 and 740 franchised clinics in operation, respectively.

•Franchise fees decreased due to the impact of accelerated revenue recognition resulting from the terminated franchise license agreements during the first quarter of 2023. There were no such comparable events during the first quarter of 2024.
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement, as described in “Revenue Recognition” in Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
•Other revenues primarily consist of merchant income associated with credit card transactions.

Three Months Ended March 31,	2024	2023	Change from Prior Year	Percent Change from Prior Year

Cost of Revenues	$2,716,076	$2,474,685	$241,391	9.8%
For the three months ended March 31, 2024, as compared with the three months ended March 31, 2023, the total cost of revenues increased primarily due to an increase in regional developer royalties of $0.2 million.
Selling and Marketing Expenses

Three Months Ended March 31,	2024	2023	Change from Prior Year	Percent Change from Prior Year

Selling and Marketing Expenses	$3,886,113	$4,160,244	$(274,131)	(6.6)%

Selling and marketing expenses decreased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, driven by: (i) a decrease in local marketing expenditures by the company-owned or managed clinics and (ii) the timing of the national marketing fund spend.
Depreciation and Amortization Expenses

Three Months Ended March 31,	2024	2023	Change from Prior Year	Percent Change from Prior Year

Depreciation and Amortization Expenses	$1,403,906	$2,215,055	$(811,149)	(36.6)%
Depreciation and amortization expenses decreased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to no depreciation and amortization expense recorded during the three months ended March 31, 2024 related to the assets held for sale at March 31, 2024.
General and Administrative Expenses

Three Months Ended March 31,	2024	2023	Change from Prior Year	Percent Change from Prior Year

General and Administrative Expenses	$20,263,692	$20,038,476	$225,216	1.1%
General and administrative expenses increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to restructuring costs of $0.2 million and due to the increases in the following to support continued clinic count and revenue growth in both operating segments: (i) payroll and related expenses of $0.5 million; and (ii) professional and advisory fees of $0.5 million primarily related to increased audit fees. The increases were partially offset by a decrease of $1.0 million in amortization of ROU assets for the clinics held for sale during the three months ended March 31, 2024.

As a percentage of revenue, general and administrative expenses during the three months ended March 31, 2024 and 2023 were 68% and 71%, respectively.
Income (Loss) from Operations

Three Months Ended March 31,	2024	2023	Change from Prior Year	Percent Change from Prior Year

Income (Loss) from Operations	$1,090,276	$(653,109)	$1,743,385	(266.9)%
Consolidated Results
Consolidated income from operations increased by $1.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the discontinued recording of depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics held for sale during the three months ended March 31, 2024, as required by GAAP.
Corporate Clinics
Our corporate clinics segment had income from operations of $1.5 million for the three months ended March 31, 2024, an increase of $1.9 million compared to loss from operations of $0.4 million for the prior year period. This increase was primarily due to:
•an increase in revenues of $0.4 million from company-owned or managed clinics; and
•a decrease of $1.8 million in operating expenses due to discontinued recording of depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics held for sale during the three months ended March 31, 2024; partially offset by
•an increase in impairment loss of $0.3 million.
Franchise Operations
Our franchise operations segment had income from operations of $5.3 million for the three months ended March 31, 2024, an increase of $0.8 million compared to income from operations of $4.5 million for the prior year period. This increase was primarily due to:
•an increase of $1.0 million in total revenues; partially offset by
•an increase of $0.2 million in cost of revenues primarily due to an increase in regional developer royalties.
Unallocated Corporate
Unallocated corporate expenses for the three months ended March 31, 2024 increased by $1.0 million compared to the prior year period, primarily due to the increases in payroll-related expenses due to a higher head count to support the expansion of both operating segments and increases in audit and accounting fees to support the Company as a publicly traded company.
Other Income, Net

Three Months Ended March 31,	2024	2023	Change from Prior Year	Percent Change from Prior Year

Other income, net	$35,630	$3,821,162	$(3,785,532)	99.1%
Other income, net decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the recognition and receipt of the $3.8 million employee retention credits, net of the consulting fee, in the first quarter of 2023. There were no such comparable events during the first quarter of 2024.

Income Tax Expense

Three Months Ended March 31,	2024	2023	Change from Prior Year	Percent Change from Prior Year

Income tax expense	$178,927	$841,889	$(662,962)	78.7%
Income tax expense decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to decreased earnings before income tax expense and a change in the valuation allowance assessment as of December 31, 2023, at the Joint Corp.
Non-GAAP Financial Measures
The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

Non-GAAP Financial Data:
Net income	$946,979	$2,326,164
Net interest expense	(35,630)	49,725
Depreciation and amortization expense	1,403,906	2,215,055
Tax expense	178,927	841,889
EBITDA	2,494,182	5,432,833
Stock compensation expense	493,395	266,210
Acquisition related expenses	—	141,693
Loss on disposition or impairment	362,103	65,469
Restructuring costs	157,035	—
Other (income), net	—	(3,870,887)
Adjusted EBITDA	$3,506,715	$2,035,318
Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses (which includes contract termination costs associated with reacquired regional developer rights), stock-based compensation expense, bargain purchase gain, (gain) loss on disposition or impairment, costs related to restatement filings, restructuring costs, and other income related to the ERC. There were no costs related to restatement filings or bargain purchase gain for the three months ended March 31, 2024 and 2023. We have provided Adjusted EBITDA because it is a non-GAAP measure of financial performance commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

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
Liquidity and Capital Resources
As of March 31, 2024, we had unrestricted cash and short-term bank deposits of $18.7 million and $20 million of available capacity under the line of credit. While unfavorable global economic or political conditions create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, our anticipated cash flows from investments as we execute our re-franchising strategy and amounts available under our line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next 12 months.
While the interruptions, delays and/or cost increases resulting from political instability and geopolitical tensions, economic weakness, inflationary pressures, increase in interest rates and other factors have created uncertainty as to general economic conditions for 2024 and beyond, as of the date of this Quarterly Report on Form 10-Q, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2024, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements could be dependent on our ability to access additional funds through the debt and/or equity markets. If the equity or debt markets deteriorate, including as a result of economic weakness, political unrest or war, or any other reason, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities decreased by $3.2 million to $2.8 million for the three months ended March 31, 2024, compared to $6.0 million for the three months ended March 31, 2023. The decrease was primarily attributable to recognizing the $3.9 million ERC during the Three months ended March 31, 2023, which was partially offset by an increase in revenue over the prior year period, and a decrease in depreciation and amortization expenses over the prior year period.
Net cash used in investing activities was $0.3 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, this included purchases of property and equipment of $0.4 million. For the three months ended March 31, 2023, this included purchases of property and equipment of $1.2 million.
Net cash used in financing activities for the three months ended March 31, 2024 was $2.0 million, compared to net cash provided by financing activities of $0.1 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, this included paying down the outstanding balance on its Debt under the Credit Agreement of $2.0 million.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2024 there have been no material changes to the quantitative and qualitative disclosures about market risk appearing in Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our management concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are a party to litigation from time to time. We maintain insurance to cover certain litigation and claims.
ITEM 1A. RISK FACTORS

We documented our risk factors in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our risk factors since the filing of that Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Registered Securities
None.
ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2024, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, defined in Item 408 of Regulation S-K).

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

* Filed herewith
** Furnished herewith, not filed

THE JOINT CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE JOINT CORP.

Dated: May 2, 2024	By:	/s/ Peter D. Holt
Peter D. Holt President and Chief Executive Officer (Principal Executive Officer)

Dated: May 2, 2024	By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)