Form 10-Q
period 2024-06-30
JOINT Corp
filed 2024-08-09
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 1, 2024, the registrant had 14,996,775 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially in the Management’s Discussion and Analysis or MD&A, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Quarterly Report on Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” “seek,” “strive,” or the negative of these terms, “mission,” “goal,” “objective,” or “strategy,” or other comparable terminology. All forward-looking statements in this Quarterly Report on Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A of this or any subsequent quarterly reports on Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Quarterly Report on Form 10-Q. You should carefully consider the trends, risks and uncertainties described below and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. We undertake no obligation to update or revise publicly any forward-looking statements, other than in accordance with legal and regulatory obligations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

•our belief that we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business; and

•our expectation that for the remainder of 2024, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change.

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

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$17,457,625	$18,153,609
Restricted cash	1,190,096	1,060,683
Accounts receivable, net	3,575,784	3,718,924
Deferred franchise and regional development costs, current portion	1,041,492	1,047,430
Prepaid expenses and other current assets	3,436,072	2,439,837
Assets held for sale	16,686,248	17,915,055
Total current assets	43,387,317	44,335,538
Property and equipment, net	8,928,658	11,044,317
Operating lease right-of-use asset	11,859,692	12,413,221
Deferred franchise and regional development costs, net of current portion	4,798,535	5,203,936
Intangible assets, net	4,145,162	5,020,926
Goodwill	7,677,695	7,352,879
Deferred tax assets ($1.1 million and $1.1 million attributable to VIEs as of June 30, 2024 and December 31, 2023)	907,019	1,031,648
Deposits and other assets	736,498	748,394
Total assets	$82,440,576	$87,150,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,639,841	$1,625,088
Accrued expenses	3,161,257	1,963,009
Co-op funds liability	1,190,096	1,060,683
Payroll liabilities ($0.7 million and $0.7 million attributable to VIEs as of June 30, 2024 and December 31, 2023)	4,272,155	3,485,744
Operating lease liability, current portion	3,811,835	3,756,328
Finance lease liability, current portion	26,038	25,491
Deferred franchise fee revenue, current portion	2,521,156	2,516,554
Deferred revenue from company clinics ($2.2 million and $1.6 million attributable to VIEs as of June 30, 2024 and December 31, 2023)	4,420,601	4,463,747
Upfront regional developer Fees, current portion	298,306	362,326
Other current liabilities	532,251	483,249
Liabilities to be disposed of ($2.8 million and $3.6 million attributable to VIEs as of June 30, 2024 and December 31, 2023)	12,140,570	13,831,863
Total current liabilities	34,014,106	33,574,082
Operating lease liability, net of current portion	10,205,222	10,914,997
Finance lease liability, net of current portion	24,858	38,016
Debt under the Credit Agreement	—	2,000,000
Deferred franchise fee revenue, net of current portion	12,935,888	13,597,325
Upfront regional developer fees, net of current portion	814,823	1,019,316

Other liabilities ($1.2 million and $1.2 million attributable to VIEs as of June 30, 2024 and December 31, 2023)	1,235,241	1,235,241
Total liabilities	59,230,138	62,378,977
Commitments and contingencies (Note 10)
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,996,787 shares issued and 14,963,772 shares outstanding as of June 30, 2024 and 14,783,757 shares issued and 14,751,633 outstanding as of December 31, 2023	14,996	14,783
Additional paid-in capital	48,595,496	47,498,151
Treasury stock 33,015 shares as of June 30, 2024 and 32,124 shares as of December 31, 2023, at cost	(870,058)	(860,475)
Accumulated deficit	(24,554,996)	(21,905,577)
Total The Joint Corp. stockholders' equity	23,185,438	24,746,882
Non-controlling Interest	25,000	25,000
Total equity	23,210,438	24,771,882
Total liabilities and stockholders' equity	$82,440,576	$87,150,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Revenues from company-owned or managed clinics	$17,648,736	$17,802,838	$35,186,240	$34,930,795
Royalty fees	7,846,328	7,172,159	15,433,874	14,038,182
Franchise fees	719,103	671,368	1,374,977	1,425,794
Advertising fund revenue	2,240,838	2,041,050	4,407,311	3,993,455
Software fees	1,415,036	1,234,812	2,801,812	2,444,817
Other revenues	390,520	384,957	778,513	774,962
Total revenues	30,260,561	29,307,184	59,982,727	57,608,005
Cost of revenues:
Franchise and regional development cost of revenues	2,458,186	2,236,442	4,799,951	4,377,277
IT cost of revenues	368,486	359,070	742,797	692,920
Total cost of revenues	2,826,672	2,595,512	5,542,748	5,070,197
Selling and marketing expenses	5,401,834	4,707,818	9,287,948	8,868,062
Depreciation and amortization	1,523,813	2,329,267	2,927,718	4,544,322
General and administrative expenses	22,570,908	19,904,796	42,834,600	39,943,272
Total selling, general and administrative expenses	29,496,555	26,941,881	55,050,266	53,355,656
Net loss on disposition or impairment	1,435,320	144,345	1,797,423	209,815
Loss from operations	(3,497,986)	(374,554)	(2,407,710)	(1,027,663)
Other income (expense), net	79,910	(106,520)	115,540	3,714,642
Income (loss) before income tax expense	(3,418,076)	(481,074)	(2,292,170)	2,686,979
Income tax (benefit) expense	178,322	(160,585)	357,249	681,304
Net (loss) income	$(3,596,398)	$(320,489)	$(2,649,419)	$2,005,675
Earnings (loss) per share:
Basic (loss) earnings per share	$(0.24)	$(0.02)	$(0.18)	$0.14
Diluted (loss) earnings per share	$(0.24)	$(0.02)	$(0.18)	$0.13
Basic weighted average shares	14,950,082	14,684,035	14,875,718	14,625,435
Diluted weighted average shares	15,206,238	14,952,363	15,110,736	14,907,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2023	14,783,757	$14,783	$47,498,151	32,124	$(860,475)	$(21,905,577)	$24,746,882	$25,000	$24,771,882
Stock-based compensation expense	—	—	493,395	—	—	—	493,395	—	493,395
Issuance of restricted stock	184,790	184	(184)	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	—	—	—	707	(6,562)	—	(6,562)	—	(6,562)
Net income	—	—	—	—	—	946,979	946,979	—	946,979
Balances, March 31, 2024 (unaudited)	14,968,547	$14,967	$47,991,362	32,831	$(867,037)	$(20,958,598)	$26,180,694	$25,000	$26,205,694
Stock-based compensation expense	—	—	552,065	—	—	—	552,065	—	552,065
Issuance of restricted stock	21,905	23	(23)	—	—	—	—	—	—
Exercise of stock options	6,335	6	52,092	—	—	—	52,098	—	52,098
Purchases of treasury stock under employee stock plans	—	—	—	184	(3,021)	—	(3,021)	—	(3,021)
Net loss	—	—	—	—	—	(3,596,398)	(3,596,398)	—	(3,596,398)
Balances, June 30, 2024 (unaudited)	14,996,787	$14,996	$48,595,496	33,015	$(870,058)	$(24,554,996)	$23,185,438	$25,000	$23,210,438

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total

Balances, December 31, 2022	14,560,353	$14,560	$45,558,305	31,866	$(856,642)	$(12,153,380)	$32,562,843	$25,000	$32,587,843
Stock-based compensation expense	—	—	266,210	—	—	—	266,210	—	266,210
Issuance of restricted stock	95,386	95	(95)	—	—	—	—	—	—
Exercise of stock options	15,621	16	138,441	—	—	—	138,457	—	138,457
Purchases of treasury stock under employee stock plans	—	—	—	169	(2,637)	—	(2,637)	—	(2,637)
Net income	—	—	—	—	—	2,326,164	2,326,164	—	2,326,164
Balances, March 31, 2023, (unaudited)	14,671,360	$14,671	$45,962,861	32,035	$(859,279)	$(9,827,216)	$35,291,037	$25,000	$35,316,037
Stock-based compensation expense	—	—	417,017	—	—	—	417,017	—	417,017
Issuance of restricted stock	91,158	91	(91)	—	—	—	—	—	—
Exercise of stock options	10,002	10	63,919	—	—	—	63,929	—	63,929
Net loss	—	—	—	—	—	(320,489)	(320,489)	—	(320,489)
Balances, June 30, 2023 (unaudited)	14,772,520	$14,772	$46,443,706	32,035	$(859,279)	$(10,147,705)	$35,451,494	$25,000	$35,476,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(2,649,419)	$2,005,675
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,927,718	4,544,322
Net loss on disposition or impairment (non-cash portion)	1,797,422	209,815
Net franchise fees recognized upon termination of franchise agreements	(73,526)	(20,050)
Deferred income taxes	124,629	477,154
Stock based compensation expense	1,045,460	683,227
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	85,861	376,444
Prepaid expenses and other current assets	(997,307)	(1,208,605)
Deferred franchise costs	385,256	51,268
Deposits and other assets	5,196	(12,557)
Assets and liabilities held for sale, net	(1,674,226)	—
Accounts payable	14,284	(1,440,375)
Accrued expenses	1,198,248	1,104,369
Payroll liabilities	786,411	815,290
Deferred revenue	(631,272)	245,363
Upfront regional developer fees	(268,513)	(397,457)
Other liabilities	(239,348)	59,259
Net cash provided by operating activities	1,836,874	7,493,142

Cash flows from investing activities:
Proceeds from sale of clinics	224,100	—
Acquisition of CA clinics	—	(1,050,000)
Purchase of property and equipment	(657,450)	(2,729,875)
Net cash used in investing activities	(433,350)	(3,779,875)

Cash flows from financing activities:
Payments of finance lease obligation	(12,610)	(12,087)
Purchases of treasury stock under employee stock plans	(9,583)	(2,637)
Proceeds from exercise of stock options	52,098	202,386
Repayment of debt under the Credit Agreement	(2,000,000)	—
Net cash provided by (used in) financing activities	(1,970,095)	187,662

Increase (decrease) in cash, cash equivalents and restricted cash	(566,571)	3,900,929
Cash, cash equivalents and restricted cash, beginning of period	19,214,292	10,550,417
Cash, cash equivalents and restricted cash, end of period	$18,647,721	$14,451,346

Reconciliation of cash, cash equivalents and restricted cash:	June 30, 2024	June 30, 2023
Cash and cash equivalents	$17,457,625	$13,602,515
Restricted cash	1,190,096	848,831
Cash, cash equivalents and restricted cash, end of period	$18,647,721	$14,451,346

Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Six Months Ended June 30,
	2024	2023
Net cash paid for:
Interest	$31,390	$127,481
Income taxes	$410,550	$59,989
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$469	$79,871
Non-cash investment in acquisition of franchised clinics	$—	$28,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Such unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commissions (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Annual Report on Form 10-K as of and for the year ended December 31, 2023, filed with the SEC on March 8, 2024, which included all disclosures required by GAAP. The results of operations for the periods ended June 30, 2024 and 2023 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three and six-month periods ended June 30, 2024 and 2023 is unaudited.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other (expenses) income that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue, accounting for leases, long-lived asset impairments and accounting for income taxes, see Note 1, Nature of Operations and Summary of Significant Accounting Policies.
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
Comprehensive Income
Net income (loss) was the same as comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, respectively.
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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Franchised clinics:	2024	2023	2024	2023
Clinics open at beginning of period	819	740	800	712
Opened during the period	9	23	32	52
Acquired during the period	2	—	2	—
Sold during the period	—	(3)	—	(3)
Closed during the period	(1)	(4)	(5)	(5)
Clinics in operation at the end of the period	829	756	829	756

	Three Months Ended June 30,		Six Months Ended June 30,
Company-owned or managed clinics:	2024	2023	2024	2023
Clinics open at beginning of period	135	130	135	126
Opened during the period	—	3	—	7
Acquired during the period	—	3	—	3
Sold during the period	(2)	—	(2)	—
Closed during the period	(2)	(2)	(2)	(2)
Clinics in operation at the end of the period	131	134	131	134

Total clinics in operation at the end of the period	960	890	960	890

Clinic licenses sold but not yet developed	113	171	113	171
Future clinic licenses subject to executed letters of intent	45	43	45	43
Variable Interest Entities
Certain states prohibit the “corporate practice of chiropractic,” which restricts business corporations from practicing chiropractic care by exercising control over clinical decisions by chiropractic doctors. In states that prohibit the corporate practice of chiropractic, the Company typically enters into long-term management agreements with professional corporations (“PCs”) that are owned by licensed chiropractic doctors, which, in turn, employ or contract with doctors who provide professional chiropractic care in its clinics. Under these management agreements with PCs, the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. The Company has entered into such management agreements with four PCs. If an entity is deemed to be the primary beneficiary of a VIE, the entity is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. In accordance with relevant accounting guidance, these PCs were determined to be VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because the fees do not meet all the following criteria: (1) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services; (2) the decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; and (3) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. Additionally, the Company has determined that it has the ability to direct the activities that most significantly impact the performance of these PCs and has an obligation to absorb losses or receive benefits which could potentially be significant to the PCs. Accordingly, the PCs are VIEs for which the Company is the primary beneficiary and are consolidated by the Company.

VIE total revenue and general and administrative expenses for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$10,286,078	$10,426,826	$20,497,658	$20,309,117
General and administrative expenses	4,649,404	4,491,638	9,222,053	9,088,906
The carrying amount of the VIEs’ assets and liabilities was immaterial as of June 30, 2024 and December 31, 2023, except for the balances as follows:

	June 30, 2024	December 31, 2023
Deferred tax assets	$1,088,802	$1,088,802
Payroll liabilities	746,266	728,130
Deferred revenue from company managed clinics	2,249,927	1,558,178
Liabilities to be disposed of	2,819,436	3,622,481
Other liabilities	1,235,241	1,235,241
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all of its cash in short-term bank deposits. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.
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
Accounts Receivable
Accounts receivable primarily represents amounts due from franchisees for royalty fees. The Company records an allowance for credit losses as a reduction to its accounts receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of the Company’s franchisees, including any known or anticipated bankruptcies and an evaluation of current economic conditions, as well as the Company’s expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2024 and December 31, 2023, the Company had an allowance for expected credit losses of $0.
Property and Equipment
Property and equipment are stated at cost or for property acquired as part of franchise acquisitions at fair value at the date of closing. Depreciation is computed using the straight-line method over estimated useful lives, which is generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. Major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. The losses on disposed of or retired property or equipment were recorded in net loss on disposition or impairment of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. The losses on disposed of or retired property or equipment were recorded in net loss on disposition or impairment of $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively.
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. During the three months ended June 30, 2024, property and equipment, net, and ROU assets related to asset groups determined to not be recoverable with a total carrying amount of approximately $1.0 million and $0.5 million, respectively, was written down to $0.6 million and $0.1 million, respectively. During the six months ended June 30, 2024, a total carrying amount of approximately $2.4 million was written down to $1.4 million. As a result, the Company recorded a non-cash impairment loss of $0.8 million and $0.9 million during the three and six months ended June 30, 2024, respectively.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales prices or the clinics estimated fair values, the Company recorded an estimated loss on disposal of $0.5 million and $0.7 million for the three and six months ended June 30, 2024, respectively in net loss on disposition or impairment in its condensed consolidated income statement. A valuation allowance of $1.3 million and $0.7 million as of June 30, 2024 and December 31, 2023, respectively, are included in assets held for sale on its condensed consolidated balance sheet.
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
In addition, regional developers receive fees that are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics within their exclusive geographical territory. Initial fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur. This 3% fee is funded by the 7% royalties collected from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements. The Company did not enter into any new regional developer agreements during the six months ended June 30, 2024 and 2023.
Regional Developer Rights Contract Termination Costs
From time to time, subject to the Company’s strategy, regional developer rights are reacquired by the Company, resulting in a termination of the contract. The termination costs to reacquire the regional developer rights are recognized at fair value, less any unrecognized upfront regional developer fee liability balance, as a general and administrative expense in the period in which the contract is terminated in accordance with the contract terms. Termination costs to reacquire the regional developer rights were $0.5 million for the three and six months ended June 30, 2024.

Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $2.2 million and $4.0 million for the three and six months ended June 30, 2024, respectively. Advertising expenses were $2.0 million and $3.6 million for the three and six months ended June 30, 2023, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net (loss) income	$(3,596,398)	$(320,489)	$(2,649,419)	$2,005,675

Weighted average common shares outstanding - basic	14,950,082	14,684,035	14,875,718	14,625,435
Effect of dilutive securities:
Unvested restricted stock and stock options	256,156	268,328	235,018	282,158
Weighted average common shares outstanding - diluted	15,206,238	14,952,363	15,110,736	14,907,593

Basic (loss) earnings per share	$(0.24)	$(0.02)	$(0.18)	$0.14
Diluted (loss) earnings per share	$(0.24)	$(0.02)	$(0.18)	$0.13
The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted average dilutive securities:	2024	2023	2024	2023
Restricted stocks	—	—	—	—
Stock options	80,132	87,983	82,722	90,953
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include the allowance for credit losses, loss contingencies, share-based compensations, useful lives and realizability of long-lived assets, deferred revenue and revenue recognition related to breakage, deferred franchise costs, calculation of ROU assets and liabilities related to leases, realizability of deferred tax assets, impairment of goodwill, impairment of intangible assets, impairment of other long-lived assets, and purchase price allocations and related valuations.
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
Note 2: Revenue Disclosures
Company-Owned or Managed Clinics
The Company earns revenues from clinics that it owns and operates or manages throughout the United States. Revenues are recognized when services are performed. The Company offers a variety of membership and wellness packages that feature discounted pricing as compared with its single-visit pricing. Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed or in accordance with the Company’s breakage policy as discussed in Note 1, Nature of Operations and Summary of Significant Accounting Policies—Revenue Recognition.
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
Disaggregation of Revenue
The Company believes that the captions contained on the condensed consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the three and six months ended June 30, 2024 and 2023. Other revenues primarily consist of preferred vendor royalties associated with franchisees’ credit card transactions.
The following table shows the Company’s revenues disaggregated according to the timing of transfer of services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue recognized at a point in time	$28,126,422	$27,401,004	$55,805,938	$53,737,394
Revenue recognized over time	2,134,139	1,906,180	4,176,789	3,870,611
Total Revenue	$30,260,561	$29,307,184	$59,982,727	$57,608,005
Rollforward of Accounts Receivable

Changes in the Company’s accounts receivable, net during the six months ended June 30, 2024 were as follows:

Accounts Receivable, Net
Balance at December 31, 2022	$3,911,272
Balance at December 31, 2023	$3,718,924
Cash received against accounts receivable included at the beginning of the year	(3,161,586)
Net increase during the six months ended June 30, 2024	3,018,446
Balance at June 30, 2024	$3,575,784
Rollforward of Contract Liabilities and Contract Assets
Changes in the Company’s contract liability for deferred revenue from Company clinics during the six months ended June 30, 2024 were as follows:

Deferred Revenue from company clinics
Balance at December 31, 2022	$7,471,549
Balance at December 31, 2023	$4,463,747
Revenue recognized that was included in the contract liability at the beginning of the year	(3,626,245)
Net increase during the six months ended June 30, 2024	3,583,099
Balance at June 30, 2024	$4,420,601
Changes in the Company’s contract liability for deferred franchise fees during the six months ended June 30, 2024 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2022	$16,629,735
Balance at December 31, 2023	$16,113,879
Revenue recognized that was included in the contract liability at the beginning of the year	(1,333,503)
Net increase during the six months ended June 30, 2024	676,668
Balance at June 30, 2024	$15,457,044
The Company’s deferred franchise and development costs represent capitalized sales commissions. Changes during the six months ended June 30, 2024 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2022	$6,761,738
Balance at December 31, 2023	$6,251,366
Recognized as cost of revenue during the six months ended June 30, 2024	(560,968)
Net increase during the six months ended June 30, 2024	149,629
Balance at June 30, 2024	$5,840,027

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2024:

Contract liabilities expected to be recognized in	Amount
2024 (remainder)	$1,288,312
2025	2,442,897
2026	2,347,229
2027	2,271,789
2028	2,139,524
Thereafter	4,967,293
Total	$15,457,044

Note 3: Acquisitions and Assets Held for Sale
2023 Acquisition
On May 22, 2023, the Company entered into an Asset and Franchise Purchase Agreement pursuant to which the Company repurchased from the sellers three operating franchised clinics in California (the “CA Clinics Purchase”). As of the acquisition date, the Company operated the franchises as company-managed clinics. The total purchase price for the transactions was $1,188,764 to the seller (of which $109,767 was paid in the third quarter of 2023)., less $28,997 of net deferred revenue, resulting in total purchase consideration of $1,159,767.

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
Intangible assets in the table above primarily consisted of reacquired franchise rights of $0.7 million amortized over their estimated useful lives of six to seven years, customer relationships of $0.1 million amortized over an estimated useful life of two years, and assembled workforce of $0.2 million amortized over an estimated useful life of two years.
Assets Held for Sale
In 2023, the Company initiated plans to re-franchise the majority of its corporate-owned or managed clinics with plans to retain a small portion of high-performing clinics. The clinics identified to re-franchise make up approximately 76% of the corporate-owned or managed clinic portfolio. The clinics are in varying stages of sales negotiations with approximately 52% of the remaining clinics to be sold expected to close within one year with an estimated fair value of $21.8 million at June 30, 2024. The clinics identified to commit to sell within one year did not represent a major strategic shift because the clinics identified to commit to sell within one year do not involve exiting a major line of business or exiting a major geographic area. As a result, the results of these clinics will continue to be reported in the Company’s operating results and in its Corporate Clinics segment until the sales are each finalized. Effective with the designation as held for sale, the Company discontinued recording depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics as required by GAAP. The Company also separately classified the related assets and liabilities of the clinics as held for sale in its June 30, 2024 and December 31, 2023 condensed consolidated balance sheets.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales prices or the clinics estimated fair values, the Company recorded an estimated loss on disposal of $0.5 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and an estimated loss on disposal of $0.7 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively, in net loss on disposition or impairment in its condensed consolidated income statement.
During the six months ended June 30, 2024, in connection with the sale of company-owned and managed clinics classified as held for sale as of December 31, 2023 for a combined sales price of $0.2 million, the Company sold $0.5 million Assets held for sale, net of a $0.1 million valuation allowance and $0.4 million of Liabilities to be disposed of in the condensed consolidated balance sheet as of June 30, 2024.

The principal components of the held for sale assets and liabilities as of December 31, 2023 and June 30, 2024 were as follows:

	June 30, 2024	December 31, 2023
Assets
Property and equipment, net	$4,680,677	$4,887,220
Operating lease right-of-use asset	9,231,454	9,193,496
Intangible assets, net	3,288,812	3,351,430
Goodwill	781,543	1,140,529
Valuation allowance	(1,296,238)	(657,620)
Total assets held for sale	$16,686,248	$17,915,055

Liabilities
Operating lease liability, current and non-current	$8,688,387	$10,209,382
Deferred revenue from company clinics	3,452,183	3,622,481
Total liabilities to be disposed of	$12,140,570	$13,831,863

The pre-tax income of the clinics designated as held for sale was $0.6 million and pre-tax loss of $90,000 for the three months ended June 30, 2024 and 2023, respectively, the results of which exclude the allocation of overhead. The pre-tax income of the clinics designated as held for sale was $1.8 million and pre-tax loss of $40,000 for the six months ended June 30, 2024 and 2023, respectively, the results of which exclude the allocation of overhead.

Note 4: Property and Equipment
Property and equipment consisted of the following:

	June 30, 2024	December 31, 2023
Office and computer equipment	$4,151,850	$4,169,576
Leasehold improvements	12,054,891	12,013,250
Software developed	5,897,211	5,399,698
Finance lease assets	151,396	151,396
	22,255,348	21,733,920
Accumulated depreciation and amortization	(13,863,768)	(12,005,459)
	8,391,580	9,728,461
Construction in progress	537,078	1,315,856
Property and equipment, net	$8,928,658	$11,044,317
Depreciation expense was $1.1 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $2.1 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively.
Amortization expense related to finance lease assets was $7,570 and $7,570 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense related to finance lease assets was $15,140 and $15,139 for the six months ended June 30, 2024 and 2023, respectively.
Construction in progress at June 30, 2024 and December 31, 2023 principally related to development and construction costs for company-owned or managed clinics and to the development of software.
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
As of June 30, 2024 and December 31, 2023, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
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
Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. The estimated fair values of the company-owned or managed clinics classified as Held for Sale (see Note 3, Acquisitions and Assets Held for Sale) were recorded at fair values on a nonrecurring basis and are based upon Level 2 inputs, which includes a potential buyer agreed upon selling price or Level 3 inputs, which include the multiple earnings approach using historical financial performance of the clinic and historical acquisition trends based on previous reacquired franchise clinic purchases. The fair value measurement of the assets held for sale was recorded as $0.8 million based upon Level 2 inputs and $21.0 million based upon Level 3 inputs. As a result, the Company maintains a valuation allowance of $1.3 million to adjust the carrying value of the disposal group to fair value less cost to sell as of June 30, 2024.
Long-lived assets classified as held and used where the asset group was not determined to be recoverable are tested for impairment. The asset group was determined to be the clinic level, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The long-lived assets fair values were determined by the following: Level 1 inputs, which included observable inputs from executed lease termination agreements; Level 2 inputs where available, which included using a valuation multiple (e.g, price per square foot) based on observable prices for comparable long-lived assets; and Level 3 inputs, which included the multiple earnings approach using the Company's historical earnings trend data, comparable historical asset sales by the Company and franchisees that were not exact matches, and (for calculating the fair value of intangible assets specifically) the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates. The carrying values of these asset groups impaired to their fair value included ROU assets of $0.5 million that were written down to $0.1 million determined by Level 1 and Level 2 inputs. The carrying values of these asset groups impaired to their fair value also included property and equipment, net of $1.9 million that were written down to $1.3 million determined by the Level 3 inputs discussed above. For the three and six months ended June 30, 2024, the Company recorded an impairment loss of $0.8 million and $0.9 million, respectively, included in the net loss, disposition and impairment on the condensed consolidated income statement for impairment of long-lived assets classified as held and used where the asset group was not determined to be recoverable.
Note 6: Intangible Assets
In May 2023, the Company recognized $0.7 million, $0.1 million and $0.2 million of reacquired franchise rights, customer relationships and acquired workforce, respectively, from the CA Clinics Purchase (see Note 3, Acquisitions and Assets Held for Sale).
Intangible assets consisted of the following:

	As of June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$7,340,066	$(3,436,502)	$3,903,564
Customer relationships	1,682,807	(1,571,730)	111,077
Assembled workforce	440,844	(310,323)	130,521
	$9,463,717	$(5,318,555)	$4,145,162

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$7,385,830	$(2,926,595)	$4,459,235
Customer relationships	1,682,807	(1,349,938)	332,869
Assembled workforce	440,844	(212,022)	228,822
	$9,509,481	$(4,488,555)	$5,020,926
Amortization expense related to the Company’s intangible assets was $0.4 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense was $0.8 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively.
Estimated amortization expense for 2024 and subsequent years is as follows:

Amount
2024 (remainder)	$666,043
2025	1,091,548
2026	949,138
2027	556,369
2028	444,967
Thereafter	$437,097
Total	$4,145,162

Note 7: Debt
Credit Agreement
On February 28, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., individually and as Administrative Agent and Issuing Bank (the “Lender”). The Credit Agreement provided for senior secured credit facilities (the “Credit Facilities”) in the amount of $7,500,000, including a $2,000,000 revolver (the "Revolver") and a $5,500,000 development line of credit (the "Line of Credit"). The Revolver included amounts available for letters of credit of up to $1,000,000 and an uncommitted additional amount of $2,500,000. All outstanding principal and interest on the Revolver was due on February 28, 2022.
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

The Credit Facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties, violations of covenants, certain bankruptcies and liquidations, cross-default to material indebtedness, certain material judgments, and certain fundamental changes such as a merger or sale of substantially all assets (as further defined in the Credit Facilities). The Credit Facilities require the Company to comply with customary affirmative, negative and financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the Credit Facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. The Credit Facilities are collateralized by substantially all of the Company’s assets, including the assets in the Company’s company-owned or managed clinics. As of June 30, 2024, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement, and there is no outstanding balance as of June 30, 2024.
Note 8: Stock-Based Compensation
The Company grants stock-based awards under its Amended and Restated 2014 Incentive Stock Plan (the “2014 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock. The Company may grant the following types of incentive awards under the 2014 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2014 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains and such other terms and conditions as the plan committee determines. Awards granted under the 2014 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s consolidated balance sheets. Through June 30, 2024, the Company has granted under the 2014 Plan (i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stock. There were no stock appreciation rights and restricted stock units granted under the 2014 Plan as of June 30, 2024.
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
The Company did not grant options during the three and six months ended June 30, 2024 and 2023.
The information below summarizes the stock option activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2023	486,334	$8.88	3.7
Granted	—	—
Exercised	(6,335)	8.22
Forfeited	(2,054)	34.60
Expired	(4,619)	25.87
Outstanding at June 30, 2024	473,326	$8.61	3.2
Exercisable at June 30, 2024	465,930	$7.99	3.1
For the three months ended June 30, 2024 and 2023, stock-based compensation expense for stock options was $47,037 and $85,724, respectively. For the six months ended June 30, 2024 and 2023, stock-based compensation expense for stock options was $101,775 and $150,606, respectively.

Restricted Stock
Restricted stock granted to employees generally vests in four equal annual installments, although on March 5, 2024, the Company granted 29,454 shares of restricted stock as part of a special award to certain executive employees that vest in one installment on the first anniversary of the grant. Restricted stock granted to non-employee directors typically vests in full one year after the date of grant.
The information below summarizes the restricted stock activity for the six months ended June 30, 2024:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2023	231,901	$17.32
Granted	234,672	9.78
Vested	(103,070)	16.32
Forfeited	(27,977)	15.83
Non-vested at June 30, 2024	335,526	$12.48
For the three months ended June 30, 2024 and 2023, stock-based compensation expense for restricted stock was $505,028 and $331,293, respectively. For the six months ended June 30, 2024 and 2023, stock-based compensation expense for restricted stock was $943,685 and $532,621, respectively.
Note 9: Income Taxes
During the three months ended June 30, 2024 and 2023, the Company recorded income tax expense of $0.2 million and income tax benefit of $0.2 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded income tax expense of $0.4 million and $0.7 million, respectively. The Company’s effective tax rates differ from the federal statutory tax rate for the three months ended June 30, 2024 due to change in valuation allowance. The Company’s effective tax rate differs from the statutory rate for the six months ended June 30, 2024 primarily due to nondeductible meals and entertainment, change in valuation allowance, and state taxes. The effective tax rate for the three and six months ended June 30, 2023 differs from the statutory rate primarily due to permanent differences, discrete items and state taxes.
Note 10: Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the three and six months ended June 30, 2024 and 2023:

	Line Item in the Company’s Condensed Consolidated Income Statements	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Finance lease costs:
Amortization of assets	Depreciation and amortization	$7,570	$7,570	$15,140	$15,139
Interest on lease liabilities	Other income (expense), net	561	825	1,189	1,713
Total finance lease costs		8,131	8,395	16,329	16,852
Operating lease costs	General and administrative expenses	1,035,959	1,639,749	2,077,415	3,253,595
Total lease costs		$1,044,090	$1,648,144	$2,093,744	$3,270,447

Supplemental information and balance sheet location related to leases (excluding amounts related to leases classified as held for sale) was as follows:

	June 30, 2024	December 31, 2023
Operating Leases:
Operating lease right-of -use asset	$11,859,692	$12,413,221
Operating lease liability - current portion	$3,811,835	$3,756,328
Operating lease liability - net of current portion	10,205,222	10,914,997
Total operating lease liability	$14,017,057	$14,671,325
Finance Leases:
Property and equipment, at cost	$151,396	$151,396
Less accumulated amortization	(133,071)	(117,932)
Property and equipment, net	$18,325	$33,464
Finance lease liability - current portion	26,038	25,491
Finance lease liability - net of current portion	24,858	38,016
Total finance lease liabilities	$50,896	$63,507
Weighted average remaining lease term (in years):
Operating leases	4.7	4.8
Finance lease	1.9	2.4
Weighted average discount rate:
Operating leases	5.5%	5.4%
Finance leases	4.3%	4.3%
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,380,024	$3,465,890
Operating cash flows from finance leases	1,189	1,713
Financing cash flows from finance leases	12,610	12,087

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$1,216,902	$3,859,696
Finance lease	—	—

Maturities of lease liabilities as of June 30, 2024 are as follows:

	Operating Leases	Finance Lease
2024 (remainder)	$2,264,595	$13,800
2025	4,304,571	27,600
2026	2,962,306	11,500
2027	2,277,031	—
2028	1,507,778	—
Thereafter	2,654,183	—
Total lease payments	$15,970,464	$52,900
Less: Imputed interest	(1,953,407)	(2,004)
Total lease obligations	14,017,057	50,896
Less: Current obligations	(3,811,835)	(26,038)
Long-term lease obligation	$10,205,222	$24,858
During the second quarter of 2024, the Company held an operating lease that has not yet commenced for space to be used by the Company’s new corporate clinic. The lease is expected to result in additional ROU assets and liabilities of approximately $0.6 million. This lease is expected to commence during the fourth quarter of 2024, with a lease term of ten years.
Guarantee in Connection with the Sale of the Divested Business
In connection with the sale of a company-managed clinic in 2022, the Company guaranteed one future operating lease commitment assumed by the buyers. The Company is obligated to perform under the guarantee if the buyers fail to perform under the lease agreement at any time during the remainder of the lease agreement, which expires on May 31, 2027. At the date of sale, the undiscounted maximum potential future payments totaled $0.2 million. As of June 30, 2024, the undiscounted remaining lease payments under the agreement totaled $0.2 million. The Company had not recorded a liability with respect to the guarantee obligation as of June 30, 2024, as the Company concluded that payment under the lease guarantee was not probable.
Litigation
In the normal course of business, the Company is party to litigation and claims from time to time. The Company maintains insurance to cover certain litigation and claims. During the three and six months ended June 30, 2024, the Company incurred litigation expenses, including settlement costs related to employment matters that were outside the normal course of business of $1.5 million included as general and administrative expenses on the condensed consolidated income statement.
Note 11: Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.
The Company has two operating business segments and one non-operating business segment. The Corporate Clinics segment is composed of the operating activities of the company-owned or managed clinics. As of June 30, 2024, the Company operated or managed 131 clinics under this segment. The Franchise Operations segment is composed of the operating activities of the franchise business unit. As of June 30, 2024, the franchise system consisted of 829 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.
The following tables present financial information for the Company’s two operating business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Corporate clinics	$17,648,736	$17,802,838	$35,186,240	$34,930,795
Franchise operations	12,611,825	11,504,346	24,796,487	22,677,210
Total revenues	$30,260,561	$29,307,184	$59,982,727	$57,608,005

Depreciation and amortization:
Corporate clinics	$1,211,613	$2,032,666	$2,315,845	$3,959,758
Franchise operations	234,064	207,717	453,314	406,690
Corporate administration	78,136	88,884	158,559	177,874
Total depreciation and amortization	$1,523,813	$2,329,267	$2,927,718	$4,544,322

Segment operating income (loss):
Corporate clinics	$(248,916)	$21,790	$1,237,994	$(400,263)
Franchise operations	3,938,167	4,232,245	9,276,115	8,774,144
Total segment operating income	$3,689,251	$4,254,035	$10,514,109	$8,373,881

Reconciliation of total segment operating income to consolidated loss before income taxes:

Total segment operating income	$3,689,251	$4,254,035	$10,514,109	$8,373,881
Unallocated corporate	(7,187,237)	(4,628,589)	(12,921,819)	(9,401,544)
Consolidated loss from operations	(3,497,986)	(374,554)	(2,407,710)	(1,027,663)
Other income (expense), net	79,910	(106,520)	115,540	3,714,642
(Loss) income before income tax expense	$(3,418,076)	$(481,074)	$(2,292,170)	$2,686,979

	June 30, 2024	December 31, 2023
Segment assets:
Corporate clinics	$48,335,810	$52,210,617
Franchise operations	11,980,290	10,521,582
Total segment assets	60,316,100	62,732,199

Unallocated cash and cash equivalents and restricted cash	18,647,721	19,214,292
Unallocated property and equipment	493,616	2,843,491
Other unallocated assets	2,983,139	2,360,877
Total assets	$82,440,576	$87,150,859
“Unallocated cash and cash equivalents and restricted cash” relates primarily to corporate cash and cash equivalents and restricted cash (see Note 1, Nature of Operations and Summary of Significant Accounting Policies), “unallocated property and equipment” relates primarily to corporate fixed assets and “other unallocated assets” relates primarily to deposits, prepaid and other assets.
Note 12: Employee Retention Credit
The employee retention credit (“ERC”), as originally enacted through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020, is a refundable credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act, enacted on

December 27, 2020, extended the ERC for qualified wages paid from January 1, 2021 to June 30, 2021 and the credit was increased to 70% of qualified wages an eligible employer paid to employees during the extended period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the ERC through December 31, 2021.

In October 2022, the Company filed an application with the Internal Revenue Services (the “IRS”) for the ERC. Employers are eligible for the credit if they experienced full or partial suspension or modification of operations during any calendar quarter because of governmental orders due to the pandemic or a significant decline in gross receipts based on a comparison of quarterly revenue results for 2020 and/or 2021 with the comparable quarter in 2019. The Company’s ERC application was equal to 70% of qualified wages paid to employees during the period from January 1, 2021 to June 30, 2021 for a maximum quarterly credit of $7,000 per employee. In March 2023, the Company received notice and refunds from the IRS related to the overpayment of Federal Employment Tax plus interest in the amount of $4.8 million related to the ERC application. The $4.8 million ERC is subject to a 20% consulting fee. The Company’s eligibility remains subject to audit by the IRS for a period of five years.

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

The Company accounted for the $3.8 million ERC, net of the consulting fee, for the six months ended June 30, 2023 as other income on the Statement of Income when the Company was reasonably assured that it met all requirements of the ERC and the grant would be received. The ERC refund is not taxable; however, the credit is subject to expense disallowance rules which increased income tax expense as a discrete item by $0.9 million, net of the consulting expense deduction, for the six months ended June 30, 2023.

Note 13: Related Party Transaction

Mr. Jefferson Gramm, Managing Partner of Bandera Partners LLC who is a beneficial holder of more than 5% of our outstanding common stock (approximately 27% as of June 30, 2024) was appointed to the Board of Directors effective as of January 2, 2024, to serve until the election and qualification of his successor at the 2024 Annual Meeting.

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

These transactions involved terms no less favorable to us than those that would have been obtained in the absence of such affiliation. Although we have no way of estimating the aggregate amount of franchise fees, royalties, advertising fund fees, IT related income and computer software fees that these franchisees will pay over the life of the franchise licenses, the franchisees affiliated with Mr. Gramm are subject to such fees under the same terms and conditions as all other franchisees. For the three months ended June 30, 2024 and 2023, these franchisees affiliated with Mr. Gramm paid $35,001 and $30,796, respectively, for such royalties and other fees. For the six months ended June 30, 2024 and 2023, these franchisees affiliated with Mr. Gramm paid $67,865 and $58,521, respectively, for such royalties and other fees.

In October 2020, Mr. Gramm loaned approximately $370,000 to an unaffiliated franchisee that owns and operates one franchise clinic. The loan is not secured by the assets of the business and there are no foreclosure rights.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 8, 2024.

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
Key Performance Measures. We receive monthly performance reports from our system and our clinics that include key performance indicators per clinic, including gross sales, comparable same-store sales growth, or “Comp Sales,” number of new patients, conversion percentage and membership attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales, adjusted EBITDA and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. System-wide sales include sales at all clinics, whether operated by us or by franchisees. While franchised clinic sales are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base. Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses (which includes contract termination costs associated with reacquired regional developer rights), stock-based compensation expense, bargain purchase gain, (gain) loss on disposition or impairment, costs related to restatement filings, restructuring costs and other income related to the ERC. There were no costs related to restatement filings or bargain purchase gain for the three and six months ended June 30, 2024 and 2023.
Key Clinic Development Trends. As of June 30, 2024, we and our franchisees operated or managed 960 clinics, of which 829 were operated or managed by franchisees and 131 were operated as company-owned or managed clinics. Of the 131 company-owned or managed clinics, 62 were constructed and developed by us, and 69 were acquired from franchisees.

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
The number of franchise licenses sold for the year ended December 31, 2023 was 55, compared with 75 and 156 licenses for the years ended December 31, 2022 and 2021, respectively. We ended the first half of 2024 with 16 regional developers who were responsible for 27% of the 22 licenses sold during the period. This strong result reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the United States.
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

The primary inflationary factor affecting our operations is labor costs. In 2023 and 2024, clinics company-owned or managed by us were negatively impacted by labor shortages and wage increases, which increased our general and administrative expenses. Further, should we fail to continue to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our patient service to suffer. While we anticipate that these continued headwinds will be partially mitigated by pricing actions, there can be no assurance that we will be able to continue to take such pricing actions. A continued increase in labor costs could have an adverse effect on our operating costs, financial condition and results of operations.

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
Other Significant Events and/or Recent Developments
For the three months ended June 30, 2024, compared to the prior year period:
•System-wide comp sales of clinics that have been open for at least 13 full months increased 2%.

•System-wide comp sales for mature clinics open 48 months or more decreased (4)%.

•System-wide sales for all clinics open for any amount of time increased 8%.

On June 24, 2024, we entered into an agreement pursuant to which we repurchased the right to develop franchises in various counties in Maryland. The total consideration for the transaction was $0.6 million. We carried an upfront regional developer fee liability balance associated with this transaction of $0.1 million, representing the unrecognized fee collected upon the execution of the regional developer agreement. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated upfront regional developer fee liability was netted against the aggregate purchase price. We recognized the net amount of $0.5 million as a general and administrative expense for the three and six months ended June 30, 2024.
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
Critical Accounting Estimates
There were no changes in our critical accounting estimates during the six months ended June 30, 2024 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues - Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Components of revenues were as follows:

	Three Months Ended June 30,
	2024	2023	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues from company-owned or managed clinics	$17,648,736	$17,802,838	$(154,102)	(0.9)%
Royalty fees	7,846,328	7,172,159	674,169	9.4%
Franchise fees	719,103	671,368	47,735	7.1%
Advertising fund revenue	2,240,838	2,041,050	199,788	9.8%
IT related income and software fees	1,415,036	1,234,812	180,224	14.6%
Other revenues	390,520	384,957	5,563	1.4%
Total revenues	$30,260,561	$29,307,184	$953,377	3.3%
Consolidated Results
Total revenues increased by $1.0 million, primarily due to the continued expansion and revenue growth of our franchise base.
Corporate Clinics
Revenues from company-owned or managed clinics decreased, primarily due to the divestitures of our company-owned or managed clinics in 2024. As of June 30, 2024 and 2023, there were 131 and 134 company-owned or managed clinics in operation, respectively.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of June 30, 2024 and 2023, there were 829 and 756 franchised clinics in operation, respectively.
•Franchise fees increased due to the impact of accelerated revenue recognition resulting from the terminated franchise license agreements in the current period compared to the prior period.
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Other revenues primarily consisted of merchant income associated with credit card transactions.
Total Revenues - Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Components of revenues were as follows:

	Six Months Ended June 30,
	2024	2023	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues from company-owned or managed clinics	$35,186,240	$34,930,795	$255,445	0.7%
Royalty fees	15,433,874	14,038,182	$1,395,692	9.9%
Franchise fees	1,374,977	1,425,794	$(50,817)	(3.6)%
Advertising fund revenue	4,407,311	3,993,455	$413,856	10.4%
IT related income and software fees	2,801,812	2,444,817	$356,995	14.6%
Other revenues	778,513	774,962	$3,551	0.5%
Total revenues	$59,982,727	$57,608,005	$2,374,722	4.1%
Consolidated Results
Total revenues increased by $2.4 million, primarily due to the continued expansion and revenue growth of our franchise base.
Corporate Clinics
Revenues from company-owned or managed clinics increased, primarily due to improved same-store sales growth in newer clinics. As of June 30, 2024 and 2023, there were 131 and 134 company-owned or managed clinics in operation, respectively.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of June 30, 2024 and 2023, there were 829 and 756 franchised clinics in operation, respectively.
•Franchise fees decreased due to the impact of accelerated revenue recognition resulting from the terminated franchise license agreements in the current period compared to the prior period.
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described in Note 1, Nature of Operations and Summary of Significant Accounting Policies—Revenue Recognition, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
•Other revenues primarily consist of merchant income associated with credit card transactions.

Cost of Revenues	2024	2023	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$2,826,672	$2,595,512	$231,160	8.9%
Six Months Ended June 30,	$5,542,748	$5,070,197	$472,551	9.3%
For the three months ended June 30, 2024, as compared with the three months ended June 30, 2023, the total cost of revenues increased primarily due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics in regional developer regions. For the six months ended June 30, 2024, as compared with the six months ended June 30, 2023, the total cost of revenues increased primarily due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics in regional developer regions.
Selling and Marketing Expenses

Selling and Marketing Expenses	2024	2023	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$5,401,834	$4,707,818	$694,016	14.7%
Six Months Ended June 30,	$9,287,948	$8,868,062	$419,886	4.7%

Selling and marketing expenses increased for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, driven by the in-person national franchise conference held in 2024 and an increase in advertising fund expenditures from a larger franchise base and an increase in local marketing expenditures by the company-owned or managed clinics.
Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2024	2023	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$1,523,813	$2,329,267	$(805,454)	(34.6)%
Six Months Ended June 30,	$2,927,718	$4,544,322	$(1,616,604)	(35.6)%
Depreciation and amortization expenses decreased for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, primarily due to no depreciation and amortization expenses recorded during the three and six months ended June 30, 2024 related to the assets held for sale at June 30, 2024.
General and Administrative Expenses

General and Administrative Expenses	2024	2023	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$22,570,908	$19,904,796	$2,666,112	13.4%
Six Months Ended June 30,	$42,834,600	$39,943,272	$2,891,328	7.2%
General and administrative expenses increased for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to the litigation expenses, including settlement costs related to employment matters that were outside the normal course of business of $1.5 million as well as increases in payroll and related expenses of $1.1 million to support continued clinic count and revenue growth in both operating segments. General and administrative expenses increased for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to the litigation expenses, including settlement costs related to employment matters that were outside the normal course of business of $1.5 million as well as increases in the following to support continued clinic count and revenue growth in both operating segments: (i) payroll and related expenses of $1.7 million, (ii) professional and advisory fees of $0.5 million, and (iii) legal and accounting fees of $0.5 million partially offset by a decrease in utilities and facilities expenses in the corporate clinic segment of $1.3 million. As a percentage of revenue, general and administrative expenses during the six months ended June 30, 2024 and 2023 were 71% and 69%, respectively.
Loss from Operations - Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Three Months Ended June 30,	2024	2023	Change from Prior Year	Percent Change from Prior Year

Loss from Operations	$(3,497,986)	$(374,554)	$(3,123,432)	833.9%

Consolidated Results
Consolidated loss from operations increased by $3.1 million for the three months ended June 30, 2024 compared with the three months ended June 30, 2023, primarily due to the increased expenses in the corporate clinics and unallocated corporate segments discussed below.
Corporate Clinics
Our corporate clinics segment had loss from operations of $0.2 million for the three months ended June 30, 2024, a decrease of $0.3 million compared to income from operations of $21,790 for the prior year period. The decrease was primarily due to:
•decrease in revenues of $0.2 million from company-owned or managed clinics; plus
•$0.1 million net increase in operating expenses due to the re-franchising efforts with changes in the following: (i) an increase in net loss on disposition or impairment of $1.3 million, (ii) an increase in payroll-related expenses of $0.3 million, (iii) a decrease in depreciation and amortization expense of $0.8 million, (iv) a decrease in utilities and facilities expenses of $0.5 million, and (v) a decrease in selling and marketing expenses of $0.2 million.
Franchise Operations
Our franchise operations segment had income from operations of $3.9 million for the three months ended June 30, 2024, a decrease of $0.3 million, compared to income from operations of $4.2 million for the prior year period. This decrease was primarily due to:
•increase in selling and marketing expenses of $1.0 million driven by an increase in advertising fund expenditures from a larger franchise base; plus
•increase of $0.4 million in operating expenses due to an increase in payroll-related expenses; partially offset by
•decrease of $1.1 million in total revenues
Unallocated Corporate
Unallocated corporate expenses for the three months ended June 30, 2024 increased by $2.6 million compared to the prior year period, primarily due to litigation expenses, including settlement costs related to employment matters that were outside the normal course of business of $1.5 million plus increases in general and administrative expenses of $1.1 million.
Loss from Operations - Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

Six Months Ended June 30,	2024	2023	Change from Prior Year	Percent Change from Prior Year

Loss from Operations	$(2,407,710)	$(1,027,663)	$(1,380,047)	134.3%
Consolidated Results
Consolidated loss from operations increased by $1.4 million for the six months ended June 30, 2024 compared with the six months ended June 30, 2023, primarily due to impairment charges on company-owned or managed clinics classified as held for sale and company-owned or managed clinics closed during the six months ended June 30, 2024.
Corporate Clinics
Our corporate clinics segment had income from operations of $1.2 million for the six months ended June 30, 2024, an increase of $1.6 million compared to loss from operations of $0.4 million for the prior year period. The increase was primarily due to:
•increase in revenues of $0.3 million from company-owned or managed clinics; plus

•$1.3 million net decrease in operating expenses due to the re-franchising efforts with changes in the following: (i) a decrease in depreciation and amortization expense of $1.6 million, (ii) a decrease in utilities and facilities expenses of $1.3 million, and (iii) an increase in net loss on disposition or impairment of $1.6 million.
Franchise Operations
Our franchise operations segment had income from operations of $9.3 million for the six months ended June 30, 2024, an increase of $0.5 million, compared to income from operations of $8.8 million for the prior year period. This increase was primarily due to:
•increase of $2.1 million in total revenues; plus
•decrease of general and administrative expenses related to reacquired regional developer rights of $0.3 million; partially offset by
•increase of $0.5 million in cost of revenues primarily due to an increase in regional developer royalties and an increase of $1.4 million in operating expenses, primarily due to an increase in: (i) selling and marketing expenses resulting from a larger franchise base of $0.9 million, and (ii) payroll-related expenses of $0.5 million.
Unallocated Corporate
Unallocated corporate expenses for the six months ended June 30, 2024 increased by $3.5 million compared to the prior year period, primarily due to litigation expenses, including settlement costs related to employment matters that were outside the normal course of business, of $1.5 million incurred for the six months ended June 30, 2024 and no comparable costs for the same period in 2023 plus a decrease in other (expense) income, net related to the ERC received in 2023.
Other Income (Expense), Net

Three Months Ended June 30,	2024	2023	Change from Prior Year	Percent Change from Prior Year

Other income (expense), net	$79,910	$(106,520)	$186,430	175.0%
Other income (expenses), net increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to decreased interest expense due to the pay down of the outstanding balance on our Debt under the Credit Agreement in 2024.

Six Months Ended June 30,	2024	2023	Change from Prior Year	Percent Change from Prior Year

Other income (expense), net	$115,540	$3,714,642	$(3,599,102)	96.9%
Other income (expenses), net decreased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to the recognition and receipt of the $3.8 million of ERC, net of the consulting fee, in the first quarter of 2023, partially offset by net interest expense of $0.1 million.
Income Tax Expense

Income Tax Expense (Benefit)	2024	2023	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$178,322	$(160,585)	$338,907	(211.0)%
Six Months Ended June 30,	$357,249	$681,304	$(324,055)	(47.6)%

Income tax expense decreased during the three and six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to decreased earnings before income tax expense and a change in the valuation allowance assessment as of December 31, 2023 at the Joint Corp, which was partially offset by increased earnings at the variable interest entities.
Non-GAAP Financial Measures
The table below reconciles net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-GAAP Financial Data:
Net (loss) income	$(3,596,398)	$(320,489)	$(2,649,419)	$2,005,675
Net interest expense	(79,910)	14,937	(115,540)	64,661
Depreciation and amortization expense	1,523,813	2,329,267	2,927,718	4,544,322
Tax expense (benefit)	178,322	(160,585)	357,249	681,304
EBITDA	(1,974,173)	1,863,130	520,008	7,295,962
Stock compensation expense	552,065	417,017	1,045,460	683,227
Acquisition related expenses	478,710	716,299	478,710	857,992
Loss on disposition or impairment	1,435,320	144,345	1,797,423	209,815
Restructuring costs	144,240	—	301,276	—
Litigation expenses	1,490,000	—	1,490,000	—
Other income related to the ERC	—	91,583	—	(3,779,304)
Adjusted EBITDA	$2,126,162	$3,232,374	$5,632,877	$5,267,692

Adjusted EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization, acquisition related expenses (which includes contract termination costs associated with reacquired regional developer rights), stock-based compensation expense, bargain purchase gain, (gain) loss on disposition or impairment, costs related to restatement filings, restructuring costs, litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business) and other income related to the ERC. There were no costs related to restatement filings or bargain purchase gain for the three and six months ended June 30, 2024 and 2023. We have provided Adjusted EBITDA because it is a non-GAAP measure of financial performance commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

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
Liquidity and Capital Resources
As of June 30, 2024, we had unrestricted cash and short-term bank deposits of $17.5 million and $20 million of available capacity under the Line of Credit. While unfavorable global economic or political conditions create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, our anticipated cash flows from investments as we execute our re-franchising strategy and amounts available under our Line of Credit will be sufficient to fund our anticipated operating and investment needs for at least the next 12 months.

While the interruptions, delays and/or cost increases resulting from, political instability and geopolitical tensions, economic weakness, inflationary pressures, increase in interest rates and other factors have created uncertainty as to general economic conditions for 2024 and beyond, as of the date of this Quarterly Report on Form 10-Q, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2024, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements could be dependent on our ability to access additional funds through the debt and/or equity markets. If the equity or debt markets deteriorate, including as a result of economic weakness, political unrest or war, or any other reason, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities decreased by $5.7 million to $1.8 million for the six months ended June 30, 2024, compared to $7.5 million for the six months ended June 30, 2023. The decrease was primarily attributable to the receipt of the $4.8 million ERC in the prior period, in addition to an increase in general and administrative expenses over the prior year period.
Net cash used in investing activities was $0.4 million and $3.8 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, this included proceeds from sales of clinics of $0.2 million, and purchases of property and equipment of $0.7 million. For the six months ended June 30, 2023, this included acquisitions of $1.1 million, and the purchases of property and equipment of $2.7 million.
Net cash used in financing activities for the six months ended June 30, 2024 was $2.0 million, compared to $0.2 million in net cash provided by financing activities for the six months ended June 30, 2023. For the six months ended June 30, 2024, this included paying down the outstanding balance on its Debt under the Credit Agreement of $2.0 million.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2024, there have been no material changes to the quantitative and qualitative disclosures about market risk appearing in Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our management concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings is discussed in Note 10 to our condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS

We documented our risk factors in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our risk factors since the filing of that Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document
10.1
The Joint Corp. 2024 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on May 29, 2024)

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

THE JOINT CORP.

Dated: August 8, 2024	By:	/s/ Peter D. Holt
Peter D. Holt President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2024	By:	/s/ Jake Singleton
Jake Singleton Chief Financial and Accounting Officer (Principal Financial Officer)