Form 10-Q
period 2024-09-30
JOINT Corp
filed 2024-11-08
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 1, 2024, the registrant had 14,983,609 shares of Common Stock ($0.001 par value) outstanding.

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

•our goal to generate significant processes that will provide us with value creating capital allocation opportunities, which opportunities could include, but are not limited to, reinvestment in the brand and related marketing, continued investment in our IT platforms, the repurchase of regional development ("RD") territories, and/or a stock repurchase program;

•our belief that our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic sales, openings, closures, markets in which they are contained and related expenses, general economic conditions, cost inflation, labor shortages, consumer confidence in the economy, consumer preferences, competitive factors, and disease epidemics and other health-related concerns;

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

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$20,737,769	$18,153,609
Restricted cash	1,257,667	1,060,683
Accounts receivable, net	4,295,663	3,718,924
Deferred franchise and regional development costs, current portion	1,052,391	1,047,430
Prepaid expenses and other current assets	2,492,653	2,439,837
Assets held for sale	25,334,715	17,915,055
Total current assets	55,170,858	44,335,538
Property and equipment, net	6,084,785	11,044,317
Operating lease right-of-use asset	7,727,105	12,413,221
Deferred franchise and regional development costs, net of current portion	4,688,487	5,203,936
Intangible assets, net	—	5,020,926
Goodwill	4,237,945	7,352,879
Deferred tax assets ($1.1 million and $1.1 million attributable to VIEs as of September 30, 2024 and December 31, 2023)	963,658	1,031,648
Deposits and other assets	725,984	748,394
Total assets	$79,598,822	$87,150,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,526,384	$1,625,088
Accounts payable due to related parties (Note 13)	375,000	—
Accrued expenses	4,093,722	1,963,009
Co-op funds liability	1,257,667	1,060,683
Payroll liabilities ($0.7 million and $0.7 million attributable to VIEs as of September 30, 2024 and December 31, 2023)	6,107,071	3,485,744
Operating lease liability, current portion	3,222,887	3,756,328
Finance lease liability, current portion	26,312	25,491
Deferred franchise fee revenue, current portion	2,535,825	2,516,554
Deferred revenue from company clinics ($3.2 million and $1.6 million attributable to VIEs as of September 30, 2024 and December 31, 2023)	3,183,396	4,463,747
Upfront regional developer Fees, current portion	291,707	362,326
Other current liabilities	544,250	483,249
Liabilities to be disposed of ($1.4 million and $3.6 million attributable to VIEs as of September 30, 2024 and December 31, 2023)	15,124,554	13,831,863
Total current liabilities	38,288,775	33,574,082
Operating lease liability, net of current portion	6,157,147	10,914,997
Finance lease liability, net of current portion	18,172	38,016
Debt under the Credit Agreement	—	2,000,000
Deferred franchise fee revenue, net of current portion	12,680,360	13,597,325
Upfront regional developer fees, net of current portion	743,578	1,019,316

Other liabilities ($1.2 million and $1.2 million attributable to VIEs as of September 30, 2024 and December 31, 2023)	1,235,241	1,235,241
Total liabilities	59,123,273	62,378,977
Commitments and contingencies (Note 10)
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,991,462 shares issued and 14,958,447 shares outstanding as of September 30, 2024 and 14,783,757 shares issued and 14,751,633 outstanding as of December 31, 2023	14,991	14,783
Additional paid-in capital	49,025,751	47,498,151
Treasury stock 33,015 shares as of September 30, 2024 and 32,124 shares as of December 31, 2023, at cost	(870,058)	(860,475)
Accumulated deficit	(27,720,135)	(21,905,577)
Total The Joint Corp. stockholders' equity	20,450,549	24,746,882
Non-controlling Interest	25,000	25,000
Total equity	20,475,549	24,771,882
Total liabilities and stockholders' equity	$79,598,822	$87,150,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Revenues from company-owned or managed clinics	$17,544,658	$17,882,303	$52,730,898	$52,813,098
Royalty fees	7,870,033	7,143,791	23,303,907	21,181,973
Franchise fees	697,688	754,029	2,072,665	2,179,822
Advertising fund revenue	2,247,663	2,050,106	6,654,974	6,043,563
Software fees	1,431,321	1,301,577	4,233,133	3,746,394
Other revenues	407,127	342,143	1,185,640	1,117,103
Total revenues	30,198,490	29,473,949	90,181,217	87,081,953
Cost of revenues:
Franchise and regional development cost of revenues	2,450,400	2,228,689	7,250,351	6,605,964
IT cost of revenues	372,867	375,411	1,115,663	1,068,332
Total cost of revenues	2,823,267	2,604,100	8,366,014	7,674,296
Selling and marketing expenses	4,762,395	4,301,017	14,050,343	13,169,079
Depreciation and amortization	1,239,233	2,349,206	4,166,952	6,893,529
General and administrative expenses	20,754,264	20,212,750	63,588,864	60,156,022
Total selling, general and administrative expenses	26,755,892	26,862,973	81,806,159	80,218,630
Net loss on disposition or impairment	3,805,218	904,923	5,602,641	1,114,738
Loss from operations	(3,185,887)	(898,047)	(5,593,597)	(1,925,711)
Other income (expense), net	83,333	(6,244)	198,873	3,708,399
Income (loss) before income tax expense	(3,102,554)	(904,291)	(5,394,724)	1,782,688
Income tax (benefit) expense	62,585	(188,018)	419,834	493,286
Net (loss) income	$(3,165,139)	$(716,273)	$(5,814,558)	$1,289,402
Earnings (loss) per share:
Basic (loss) earnings per share	$(0.21)	$(0.05)	$(0.39)	$0.09
Diluted (loss) earnings per share	$(0.21)	$(0.05)	$(0.39)	$0.09
Basic weighted average shares	14,959,132	14,790,663	14,903,726	14,666,222
Diluted weighted average shares	15,192,379	15,015,953	15,138,148	14,931,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2023	14,783,757	$14,783	$47,498,151	32,124	$(860,475)	$(21,905,577)	$24,746,882	$25,000	$24,771,882
Stock-based compensation expense	—	—	493,395	—	—	—	493,395	—	493,395
Issuance of restricted stock, net of forfeitures	184,790	184	(184)	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	—	—	—	707	(6,562)	—	(6,562)	—	(6,562)
Net income	—	—	—	—	—	946,979	946,979	—	946,979
Balances, March 31, 2024 (unaudited)	14,968,547	$14,967	$47,991,362	32,831	$(867,037)	$(20,958,598)	$26,180,694	$25,000	$26,205,694
Stock-based compensation expense	—	—	552,065	—	—	—	552,065	—	552,065
Issuance of restricted stock, net of forfeitures	21,905	23	(23)	—	—	—	—	—	—
Exercise of stock options	6,335	6	52,092	—	—	—	52,098	—	52,098
Purchases of treasury stock under employee stock plans	—	—	—	184	(3,021)	—	(3,021)	—	(3,021)
Net loss	—	—	—	—	—	(3,596,398)	(3,596,398)	—	(3,596,398)
Balances, June 30, 2024 (unaudited)	14,996,787	$14,996	$48,595,496	33,015	$(870,058)	$(24,554,996)	$23,185,438	$25,000	$23,210,438
Stock-based compensation expense	—	—	430,250	—	—	—	430,250	—	430,250
Issuance of restricted stock, net of forfeitures	(5,325)	(5)	5	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,165,139)	(3,165,139)	—	(3,165,139)
Balances, September 30, 2024 (unaudited)	14,991,462	$14,991	$49,025,751	33,015	$(870,058)	$(27,720,135)	$20,450,549	$25,000	$20,475,549

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total

Balances, December 31, 2022	14,560,353	$14,560	$45,558,305	31,866	$(856,642)	$(12,153,380)	$32,562,843	$25,000	$32,587,843
Stock-based compensation expense	—	—	266,210	—	—	—	266,210	—	266,210
Issuance of restricted stock, net of forfeitures	95,386	95	(95)	—	—	—	—	—	—
Exercise of stock options	15,621	16	138,441	—	—	—	138,457	—	138,457
Purchases of treasury stock under employee stock plans	—	—	—	169	(2,637)	—	(2,637)	—	(2,637)
Net income	—	—	—	—	—	2,326,164	2,326,164	—	2,326,164
Balances, March 31, 2023, (unaudited)	14,671,360	$14,671	$45,962,861	32,035	$(859,279)	$(9,827,216)	$35,291,037	$25,000	$35,316,037
Stock-based compensation expense	—	—	417,017	—	—	—	417,017	—	417,017
Issuance of restricted stock, net of forfeitures	91,158	91	(91)	—	—	—	—	—	—
Exercise of stock options	10,002	10	63,919	—	—	—	63,929	—	63,929
Net loss	—	—	—	—	—	(320,489)	(320,489)	—	(320,489)
Balances, June 30, 2023 (unaudited)	14,772,520	$14,772	$46,443,706	32,035	$(859,279)	$(10,147,705)	$35,451,494	$25,000	$35,476,494
Stock-based compensation expense	—	$—	$526,069	—	$—	$—	$526,069	$—	$526,069
Issuance of restricted stock, net of forfeitures	13,891	$14	$(14)	—	$—	$—	$—	$—	$—
Exercise of stock options	—	$—	$—	—	$—	$—	$—	$—	$—
Purchases of treasury stock under employee stock plans	—	$—	$—	89	$(1,195)	$—	$(1,195)	$—	$(1,195)
Net loss	—	—	—	—	—	(716,273)	(716,273)	—	(716,273)
Balances, September 30, 2023 (unaudited)	14,786,411	$14,786	$46,969,761	32,124	$(860,474)	$(10,863,978)	$35,260,095	$25,000	$35,285,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(5,814,558)	$1,289,402
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,166,952	6,893,529
Net loss on disposition or impairment (non-cash portion)	5,602,641	1,114,738
Net franchise fees recognized upon termination of franchise agreements	(99,966)	(170,720)
Deferred income taxes	67,990	187,062
Stock based compensation expense	1,475,710	1,209,296
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	240,981	258,145
Prepaid expenses and other current assets	(53,888)	(504,203)
Deferred franchise costs	456,894	166,078
Deposits and other assets	15,710	(15,377)
Assets and liabilities held for sale, net	(2,147,354)	—
Accounts payable	276,296	(1,244,767)
Accrued expenses	1,255,713	1,279,949
Payroll liabilities	2,621,327	1,844,943
Deferred revenue	(1,504,305)	(551,226)
Upfront regional developer fees	(346,357)	(496,730)
Other liabilities	(928,850)	34,638
Net cash provided by operating activities	5,284,936	11,294,757

Cash flows from investing activities:
Proceeds from sale of clinics	374,100	—
Acquisition of CA clinics	—	(1,050,000)
Purchase of property and equipment	(901,394)	(3,833,148)
Net cash used in investing activities	(527,294)	(4,883,148)

Cash flows from financing activities:
Payments of finance lease obligation	(19,013)	(18,227)
Purchases of treasury stock under employee stock plans	(9,583)	(3,832)
Proceeds from exercise of stock options	52,098	202,386
Repayment of debt under the Credit Agreement	(2,000,000)	—
Net cash provided by (used in) financing activities	(1,976,498)	180,327

Increase in cash, cash equivalents and restricted cash	2,781,144	6,591,936
Cash, cash equivalents and restricted cash, beginning of period	19,214,292	10,550,417
Cash, cash equivalents and restricted cash, end of period	$21,995,436	$17,142,353

Reconciliation of cash, cash equivalents and restricted cash:	September 30, 2024	September 30, 2023
Cash and cash equivalents	$20,737,769	$16,050,137
Restricted cash	1,257,667	1,092,216
Cash, cash equivalents and restricted cash, end of period	$21,995,436	$17,142,353

Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Nine Months Ended September 30,
	2024	2023
Net cash paid for:
Interest	$56,668	$163,334
Income taxes	$507,925	$468,289
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$—	$155,340
Non-cash investment in acquisition of franchised clinics	$—	$28,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Such unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commissions (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Annual Report on Form 10-K as of and for the year ended December 31, 2023, filed with the SEC on March 8, 2024, which included all disclosures required by GAAP. The results of operations for the periods ended September 30, 2024 and 2023 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three and nine-month periods ended September 30, 2024 and 2023 is unaudited.
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
Comprehensive Income
Net income (loss) was the same as comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, respectively.
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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Franchised clinics:	2024	2023	2024	2023
Clinics open at beginning of period	829	756	800	712
Opened during the period	14	24	46	76
Acquired during the period	1	—	3	—
Sold during the period	—	—	—	(3)
Closed during the period	(6)	(2)	(11)	(7)
Clinics in operation at the end of the period	838	778	838	778

	Three Months Ended September 30,		Nine Months Ended September 30,
Company-owned or managed clinics:	2024	2023	2024	2023
Clinics open at beginning of period	131	134	135	126
Opened during the period	—	2	—	9
Acquired during the period	—	—	—	3
Sold during the period	(1)	—	(3)	—
Closed during the period	(5)	—	(7)	(2)
Clinics in operation at the end of the period	125	136	125	136

Total clinics in operation at the end of the period	963	914	963	914

Clinic licenses sold but not yet developed	102	155	102	155
Future clinic licenses subject to executed letters of intent	46	42	46	42
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

VIE total revenue, general and administrative expenses and income tax expense for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$10,242,319	$10,688,500	$30,739,977	$30,997,617
General and administrative expenses	4,527,176	4,525,305	13,749,229	13,614,211
Income tax expense	109,693	129,849	322,562	217,655
The carrying amount of the VIEs’ assets and liabilities was immaterial as of September 30, 2024 and December 31, 2023, except for the balances as follows:

	September 30, 2024	December 31, 2023
Deferred tax assets	1,088,802	1,088,802
Payroll liabilities	710,914	728,130
Deferred revenue from company managed clinics	3,183,397	1,558,178
Liabilities to be disposed of	1,378,295	3,622,481
Other liabilities	1,235,241	1,235,241
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all of its cash in short-term bank deposits. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.
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
Accounts Receivable
Accounts receivable primarily represents amounts due from franchisees for royalty fees. The Company records an allowance for credit losses as a reduction to its accounts receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of the Company’s franchisees, including any known or anticipated bankruptcies and an evaluation of current economic conditions, as well as the Company’s expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2024 and December 31, 2023, the Company had an allowance for expected credit losses of $0.
Property and Equipment
Property and equipment are stated at cost or for property acquired as part of franchise acquisitions at fair value at the date of closing. Depreciation is computed using the straight-line method over estimated useful lives, which is generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. Major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. The net losses on disposed of or retired property or equipment were recorded in net loss on disposition or impairment of $3,549 and $0.2 million for the three and nine months ended September 30, 2024, respectively. The losses on disposed of or retired property or equipment were recorded in net loss on disposition or impairment of $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively.
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

During the three and nine months ended September 30, 2024 certain leases were terminated early with the landlord as a result of corporate clinic closures. The net losses to terminate the leases were recorded in net loss on disposition or impairment of $32,775 and $0.4 million for the three and nine months ended September 30, 2024, respectively. No leases were terminated during the nine months ended September 30, 2023.
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
During the three months ended September 30, 2024, property and equipment, net, and ROU assets related to asset groups determined to not be recoverable were written down from their carrying values to their respective fair values resulting in the following non-cash impairment losses:

	Three Months Ended September 30, 2024
	Carrying Value	Fair Value	Net loss on disposition or impairment

Property and equipment, net	$600,223	$476,270	$123,953
Operating lease right-of-use asset	1,663,127	1,301,787	361,340
Total Net loss on disposition or impairment			$485,293
During the nine months ended September 30, 2024, property and equipment, net, ROU assets and franchise rights related to asset groups determined to not be recoverable were written down from their carrying values to their respective fair values resulting in the following non-cash impairment losses:

	Nine Months Ended September 30, 2024
	Carrying Value	Fair Value	Net loss on disposition or impairment

Property and equipment, net	$2,500,915	$1,865,255	$635,660
Operating lease right-of-use asset	2,100,591	1,731,402	369,189
Intangible assets, net	$298,510	$252,746	45,764
Total Net loss on disposition or impairment			$1,050,613
During the three and nine months ended September 30, 2023, intangible assets related to a clinic planned for closure with a total carrying amount of approximately $0.1 million was written down to zero. As a result, the Company recorded a noncash impairment loss of approximately $0.1 million during the three and nine months ended September 30, 2023.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales prices or the clinics estimated fair values, the Company recorded an estimated net loss on disposal in loss on disposition or impairment in its condensed consolidated income statement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss on disposition or impairment	$1,865,124	$756,228	$2,570,461	$816,429
A valuation allowance of $3.1 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively, are included in assets held for sale on its condensed consolidated balance sheet.
Long-lived assets previously classified as held for sale that no longer meet the criteria to be classified as held for sale are reclassified as held and used and are reported at the lower of their carrying amount before the long-lived assets (disposal groups) were classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the long-lived assets (disposal groups) been continuously classified as held and used, or the fair value of the disposal groups at the date of the subsequent change in circumstances no longer meeting the criteria to designate the disposal groups as held for sale. During the three months ended September 30, 2024, certain clinics classified as held for sale at December 31, 2023 no longer met the criteria for held for sale. As a result, the Company reclassified $5.3 million from assets held for sale to $1.4 million in property and equipment, net and $3.8 million in ROU assets and reclassified $5.2 million from liabilities to be disposed of to $3.5 million in operating lease liability and $1.7 million in deferred revenue from company clinics. For the three and nine months ended September 30, 2024, the Company recorded a loss of $1.4 million in net loss disposition and impairment on the condensed consolidated income statement to adjust the carrying values of (i) property and equipment, net down to $0.9 million and (ii) ROU assets down to $3.0 million for the depreciation and amortization that would have been recognized had the asset been continuously classified as held and used as of September 30, 2024.
The following table shows a reconciliation of the Company’s impairment losses and disposal gains and losses recorded in net loss on disposition or impairment for the three and nine months ended September 30, 2024 and 2023t:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Impairment on long-lived assets held for use
Property and equipment, net	$123,953	$—	$635,660	$—
Operating lease right-of-use asset	361,340	80,495	369,189	80,499
Intangible assets, net	—	—	45,764	—
Impairment on assets held for sale
Assets held for sale	1,865,124	756,228	2,570,461	816,429
Impairment on long-lived assets previously held for sale reclassified as held for use
Property and equipment, net	528,849	—	528,849	—
Operating lease right-of-use asset	876,224	—	876,224	—
Loss on disposal of assets
Property and equipment, net	3,549	68,200	196,457	217,810
Operating lease right-of-use asset	32,775	—	406,039	—
Loss (gain) on sale of assets	13,404		(26,002)
Total Net loss on disposition or impairment	$3,805,218	$904,923	$5,602,641	$1,114,738
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
In addition, regional developers receive fees that are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics within their exclusive geographical territory. Initial fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur. This 3% fee is funded by the 7% royalties collected from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, the revenue associated from the sale of the royalty stream is recognized over the remaining life of the respective franchise agreements. The Company did not enter into any new regional developer agreements during the nine months ended September 30, 2024 and 2023.
Regional Developer Rights Contract Termination Costs
From time to time, subject to the Company’s strategy, regional developer rights are reacquired by the Company, resulting in a termination of the contract. The termination costs to reacquire the regional developer rights are recognized at fair value, less any unrecognized upfront regional developer fee liability balance, as a general and administrative expense in the period in which the contract is terminated in accordance with the contract terms. Termination costs to reacquire the regional developer rights were zero and $0.5 million for the three and nine months ended September 30, 2024, respectively. Termination costs to reacquire the regional developer rights were zero and $0.7 million for the three and nine months ended September 30, 2023, respectively.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $1.3 million and $5.3 million for the three and nine months ended September 30, 2024, respectively. Advertising expenses were $1.8 million and $5.4 million for the three and nine months ended September 30, 2023, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net (loss) income	$(3,165,139)	$(716,273)	$(5,814,558)	$1,289,402

Weighted average common shares outstanding - basic	14,959,132	14,790,663	14,903,726	14,666,222
Effect of dilutive securities:
Unvested restricted stock and stock options	233,247	225,290	234,422	265,252
Weighted average common shares outstanding - diluted	15,192,379	15,015,953	15,138,148	14,931,474

Basic (loss) earnings per share	$(0.21)	$(0.05)	$(0.39)	$0.09
Diluted (loss) earnings per share	$(0.21)	$(0.05)	$(0.39)	$0.09
The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted average dilutive securities:	2024	2023	2024	2023
Restricted stocks	—	—	—	—
Stock options	78,764	121,699	81,363	89,883
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
In determining the amount and timing of revenue from contracts with customers, the Company exercises significant judgment with respect to collectability of the amount; however, the timing of recognition does not require significant judgment as it is based on either the franchise term, the reported sales of the franchisee, or the clinic opening date, none of which require estimation. The Company believes its franchising arrangements do not contain a significant financing component.
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
Disaggregation of Revenue
The Company believes that the captions contained on the condensed consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the three and nine months ended September 30, 2024 and 2023. Other revenues primarily consist of preferred vendor royalties associated with franchisees’ credit card transactions.
The following table shows the Company’s revenues disaggregated according to the timing of transfer of services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue recognized at a point in time	$28,069,481	$27,418,343	$83,875,419	$81,155,737
Revenue recognized over time	2,129,009	2,055,606	6,305,798	5,926,216
Total Revenue	$30,198,490	$29,473,949	$90,181,217	$87,081,953
Rollforward of Accounts Receivable
Changes in the Company’s accounts receivable, net during the nine months ended September 30, 2024 were as follows:

Accounts Receivable, Net
Balance at December 31, 2022	$3,911,272
Balance at December 31, 2023	$3,718,924
Cash received against accounts receivable included at the beginning of the year	(3,158,145)
Net increase during the nine months ended September 30, 2024	2,859,884
Balance at September 30, 2024	$4,295,663
Rollforward of Contract Liabilities and Contract Assets

Changes in the Company’s contract liability for deferred revenue from Company clinics during the nine months ended September 30, 2024 were as follows:

Deferred Revenue from company clinics
Balance at December 31, 2022	$7,471,549
Balance at December 31, 2023	$4,463,747
Revenue recognized that was included in the contract liability at the beginning of the year	(4,173,367)
Net increase during the nine months ended September 30, 2024	2,893,016
Balance at September 30, 2024	$3,183,396
Changes in the Company’s contract liability for deferred franchise fees during the nine months ended September 30, 2024 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2022	$16,629,735
Balance at December 31, 2023	$16,113,879
Revenue recognized that was included in the contract liability at the beginning of the year	(1,997,255)
Net increase during the nine months ended September 30, 2024	1,099,561
Balance at September 30, 2024	$15,216,185
The Company’s deferred franchise and development costs represent capitalized sales commissions. Changes during the nine months ended September 30, 2024 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2022	$6,761,738
Balance at December 31, 2023	$6,251,366
Cost of revenue recognized that was included in the contract asset at the beginning of the year	(845,304)
Net increase during the nine months ended September 30, 2024	334,816
Balance at September 30, 2024	$5,740,878
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2024:

Contract liabilities expected to be recognized in	Amount
2024 (remainder)	$657,508
2025	2,489,091
2026	2,387,514
2027	2,312,074
2028	2,178,929
Thereafter	5,191,069
Total	$15,216,185

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
Assets Held for Sale
In 2023, the Company initiated plans to re-franchise the majority of its corporate-owned or managed clinics with plans to retain a small portion of high-performing clinics. In Q3 2024, the Company expanded the re-franchising plan to include additional clinic markets of company-owned and company-managed clinics, marketing the clinics in clusters grouped by proximity to larger private equity firms. The clustered clinics are in varying stages of sales negotiations with approximately 60% of the Company's corporate clinic portfolio expected to close within one year with an estimated fair value of $19.5 million at September 30, 2024. The clinics sold or classified as held for sale at September 30, 2024 under the re-franchise plan did not represent a strategic shift that would have a major effect. As a result, the results of these clinics will continue to be reported in the Company’s operating results and in its Corporate Clinics segment until the sales are each finalized. Effective with the designation as held for sale, the Company discontinued recording depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics as required by GAAP. The Company also separately classified the related assets and liabilities of the clinics as held for sale in its September 30, 2024 and December 31, 2023 condensed consolidated balance sheets.
As a result of the change in the re-franchising marketing strategy during the three months ended September 30, 2024, there were certain high performing clinics with an estimated value of $13.8 million classified as held for sale at December 31, 2023 that no longer met the criteria to be classified as held for sale as it was no longer probable the clinics will sell within one year. As of September 30, 2024, the Company reclassified $5.3 million from assets held for sale to $1.4 million in property and equipment, net and $3.8 million in operating lease right-of-use assets and reclassified $5.2 million from liabilities to be disposed of to $3.5 million in operating lease liability and $1.7 million in deferred revenue from company clinics. For the three and nine months ended September 30, 2024, the Company recorded a loss of $1.4 million in net loss disposition and impairment on the condensed consolidated income statement to adjust the carrying values of (i) property and equipment, net down to $0.9 million and (ii)

operating lease right-of-use assets down to $3.0 million for any depreciation or other expense that would have been recognized had the asset been continuously classified as held and used as of September 30, 2024.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales prices or the clinics estimated fair values, the Company recorded an estimated loss on disposal of $1.9 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and an estimated loss on disposal of $2.6 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively, in net loss on disposition or impairment in its condensed consolidated income statement.
During the nine months ended September 30, 2024, in connection with the sale of company-owned and managed clinics classified as held for sale as of December 31, 2023 for a combined sales price of $0.4 million, the Company sold $1.0 million assets held for sale, net of a $0.1 million valuation allowance and $0.7 million of liabilities to be disposed of in the condensed consolidated balance sheet as of September 30, 2024. As a result of the sales, the Company recorded a gain of zero and $39,000 in net loss disposition and impairment on the condensed consolidated income statement for the three and nine months ended September 30, 2024, respectively.

The principal components of the held for sale assets and liabilities as of December 31, 2023 and September 30, 2024 were as follows:

	September 30, 2024	December 31, 2023
Assets
Property and equipment, net	$6,165,086	$4,887,220
Operating lease right-of-use asset	11,161,964	9,193,496
Intangible assets, net	6,919,371	3,351,430
Goodwill	4,221,293	1,140,529
Valuation allowance	(3,132,999)	(657,620)
Total assets held for sale	$25,334,715	$17,915,055

Liabilities
Operating lease liability, current and non-current	$11,351,605	$10,209,382
Deferred revenue from company clinics	3,772,949	3,622,481
Total liabilities to be disposed of	$15,124,554	$13,831,863

The pre-tax income of the clinics designated as held for sale was $1.3 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, the results of which exclude the allocation of overhead. The pre-tax income of the clinics designated as held for sale was $3.6 million and $4.0 million for the nine months ended September 30, 2024 and 2023, respectively, the results of which exclude the allocation of overhead.

Note 4: Property and Equipment
Property and equipment consisted of the following, excluding amounts related to properties classified as held for sale:

	September 30, 2024	December 31, 2023
Office and computer equipment	$3,325,514	$4,169,576
Leasehold improvements	8,917,358	12,013,250
Software developed	5,898,001	5,399,698
Finance lease assets	151,389	151,396
	18,292,262	21,733,920
Accumulated depreciation and amortization	(12,903,490)	(12,005,459)
	5,388,772	9,728,461
Construction in progress	696,013	1,315,856
Property and equipment, net	$6,084,785	$11,044,317
Depreciation expense was $0.9 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $3.0 million and $4.0 million for the nine months ended September 30, 2024 and 2023, respectively.
Amortization expense related to finance lease assets was $7,570 and $7,570 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense related to finance lease assets was $22,710 and $22,709 for the nine months ended September 30, 2024 and 2023, respectively.
Construction in progress at September 30, 2024 and December 31, 2023 principally related to construction costs for company-owned or managed clinics and to the development of software.
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
As of September 30, 2024 and December 31, 2023, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
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
Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. The estimated fair values of the company-owned or managed clinics classified as Held for Sale (see Note 3, Acquisitions and Assets Held for Sale) were recorded at fair values on a nonrecurring basis and are based upon Level 2 inputs, which includes a potential buyer agreed upon selling price or Level 3 inputs, which include the multiple earnings approach using historical financial performance of the clinic and historical acquisition trends based on previous reacquired franchise clinic purchases. The fair value measurement of the assets held for sale was recorded as $2.3 million based upon Level 2 inputs and $17.1 million based upon Level 3 inputs. As a result, the Company maintains a valuation allowance of $3.1 million to adjust the carrying value of the disposal group to fair value less cost to sell as of September 30, 2024.
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
The carrying values of these asset groups impaired to their fair value during the nine months ended September 30, 2024 included ROU assets of $2.1 million that were written down to $1.7 million determined by Level 1 and Level 2 inputs. The carrying values of these asset groups impaired to their fair value also included property and equipment, net of $2.5 million that were written down to $1.9 million and reacquired rights of $298,510 that were written down to $252,746 both determined by Level 3 inputs discussed above. For the three and nine months ended September 30, 2024, the Company recorded an impairment loss of $0.5 million and $1.1 million, respectively, included in the net loss, disposition and impairment on the condensed consolidated income statement for impairment of long-lived assets classified as held and used where the asset group was not determined to be recoverable.
Note 6: Intangible Assets
In May 2023, the Company recognized $0.7 million, $0.1 million and $0.2 million of reacquired franchise rights, customer relationships and acquired workforce, respectively, from the CA Clinics Purchase (see Note 3, Acquisitions and Assets Held for Sale).
Intangible assets consisted of the following, excluding amounts related to intangible assets classified as held for sale:

	As of September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$883,205	$(883,205)	$—
Customer relationships	650,365	(650,365)	—
Assembled workforce	—	—	—
	$1,533,570	$(1,533,570)	$—

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Reacquired franchise rights	$7,385,830	$(2,926,595)	$4,459,235
Customer relationships	1,682,807	(1,349,938)	332,869
Assembled workforce	440,844	(212,022)	228,822
	$9,509,481	$(4,488,555)	$5,020,926
Amortization expense related to the Company’s intangible assets was $0.3 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense was $1.2 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively.
At September 30, 2024, no further amortization expense is expected for the remainder of 2024 and subsequent years as a result of the remaining net carrying value of intangible assets being reclassified as assets held for sale.
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

The Credit Facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties, violations of covenants, certain bankruptcies and liquidations, cross-default to material indebtedness, certain material judgments, and certain fundamental changes such as a merger or sale of substantially all assets (as further defined in the Credit Facilities). The Credit Facilities require the Company to comply with customary affirmative, negative and financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the Credit Facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. The Credit Facilities are collateralized by substantially all of the Company’s assets, including the assets in the Company’s company-owned or managed clinics. As of September 30, 2024, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement, and there is no outstanding balance as of September 30, 2024.
Note 8: Stock-Based Compensation

The Company grants stock-based awards under its Amended and Restated 2014 Incentive Stock Plan (the “2014 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock. The Company may grant the following types of incentive awards under the 2014 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2014 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains and such other terms and conditions as the plan committee determines. Awards granted under the 2014 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s consolidated balance sheets. Through September 30, 2024, the Company has granted under the 2014 Plan (i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stock. There were no stock appreciation rights and restricted stock units granted under the 2014 Plan as of September 30, 2024.
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
The Company did not grant options during the three and nine months ended September 30, 2024 and 2023.
The information below summarizes the stock option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2023	486,334	$8.88	3.7
Granted	—	—
Exercised	(6,335)	8.22
Forfeited	(2,675)	37.11
Expired	(4,619)	25.87
Outstanding at September 30, 2024	472,705	$8.56	2.9
Exercisable at September 30, 2024	465,930	$7.99	2.8
For the three months ended September 30, 2024 and 2023, stock-based compensation expense for stock options was $38,608 and $85,366, respectively. For the nine months ended September 30, 2024 and 2023, stock-based compensation expense for stock options was $140,383 and $235,972, respectively.
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
The information below summarizes the restricted stock activity for the nine months ended September 30, 2024:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2023	231,901	$17.32
Granted	243,185	9.83
Vested	(107,017)	16.13
Forfeited	(41,815)	14.82
Non-vested at September 30, 2024	326,254	$12.45
For the three months ended September 30, 2024 and 2023, stock-based compensation expense for restricted stock was $391,642 and $440,703, respectively. For the nine months ended September 30, 2024 and 2023, stock-based compensation expense for restricted stock was $1,335,327 and $973,324, respectively.
Note 9: Income Taxes
During the three months ended September 30, 2024 and 2023, the Company recorded income tax expense of $0.1 million and income tax benefit of $0.2 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded income tax expense of $0.4 million and $0.5 million, respectively. The Company’s effective tax rates differ from the federal statutory tax rate for the three months ended September 30, 2024 due to change in valuation allowance. The Company’s effective tax rate differs from the statutory rate for the nine months ended September 30, 2024 primarily due to nondeductible meals and entertainment, change in valuation allowance, and state taxes. The effective tax rate for the three and nine months ended September 30, 2023 differs from the statutory rate primarily due to permanent differences, discrete items and state taxes.
Note 10: Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the three and nine months ended September 30, 2024 and 2023:

	Line Items in the Company's Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statements	2024	2023	2024	2023
Finance lease costs:
Amortization of assets	Depreciation and amortization	$7,570	$7,570	$22,710	$22,709
Interest on lease liabilities	Other income (expense), net	499	760	1,686	2,473
Total finance lease costs		8,069	8,330	24,396	25,182
Operating lease costs	General and administrative expenses	797,102	1,633,469	2,476,377	4,910,181
Total lease costs		$805,171	$1,641,799	$2,500,773	$4,935,363

Supplemental information and balance sheet location related to leases (excluding amounts related to leases classified as held for sale) was as follows:

	September 30, 2024	December 31, 2023
Operating Leases:
Operating lease right-of -use asset	$7,727,105	$12,413,221
Operating lease liability - current portion	$3,222,887	$3,756,328
Operating lease liability - net of current portion	6,157,147	10,914,997
Total operating lease liability	$9,380,034	$14,671,325
Finance Leases:
Property and equipment, at cost	$151,389	$151,396
Less accumulated amortization	(140,635)	(117,932)
Property and equipment, net	$10,754	$33,464
Finance lease liability - current portion	26,312	25,491
Finance lease liability - net of current portion	18,172	38,016
Total finance lease liabilities	$44,484	$63,507
Weighted average remaining lease term (in years):
Operating leases	4.6	4.8
Finance lease	1.7	2.4
Weighted average discount rate:
Operating leases	5.3%	5.4%
Finance leases	4.3%	4.3%
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,945,217	$5,263,092
Operating cash flows from finance leases	1,686	2,473
Financing cash flows from finance leases	19,013	18,227

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$2,049,597	$4,287,622
Finance lease	—	—

Maturities of lease liabilities as of September 30, 2024 are as follows, excluding amounts related to leases classified as held for sale:

	Operating Leases	Finance Lease
2024 (remainder)	$932,730	$6,900
2025	3,584,268	27,600
2026	2,019,667	11,500
2027	1,735,137	—
2028	1,118,433	—
Thereafter	1,139,140	—
Total lease payments	$10,529,375	$46,000
Less: Imputed interest	(1,149,341)	(1,516)
Total lease obligations	9,380,034	44,484
Less: Current obligations	(3,222,887)	(26,312)
Long-term lease obligation	$6,157,147	$18,172
During the third quarter of 2024, the Company held an operating lease that has not yet commenced for space to be used by the Company’s new corporate clinic. The lease is expected to result in additional ROU assets and liabilities of approximately $0.6 million. This lease is expected to commence during the fourth quarter of 2024, with a lease term of ten years.
Guarantee in Connection with the Sale of the Divested Business
In connection with the sale of a company-managed clinic in 2022, the Company guaranteed one future operating lease commitment assumed by the buyers. The Company is obligated to perform under the guarantee if the buyers fail to perform under the lease agreement at any time during the remainder of the lease agreement, which expires on May 31, 2027. At the date of sale, the undiscounted maximum potential future payments totaled $0.2 million. As of September 30, 2024, the undiscounted remaining lease payments under the agreement totaled $0.1 million. The Company had not recorded a liability with respect to the guarantee obligation as of September 30, 2024, as the Company concluded that payment under the lease guarantee was not probable.
Litigation
In the normal course of business, the Company is party to litigation and claims from time to time. The Company maintains insurance to cover certain litigation and claims.
During Q2 2024, the Company entered into settlement agreements from litigation related to employment matters of $1.5 million that was outside the normal course of business. Additionally, ongoing litigation related to a medical injury claim between a patient ("the Claimant") and the Company filed on September 5, 2023 has progressed to mediation. Although the Company intends to defend the claims vigorously, the Claimant and the Company recently agreed to participate in non-binding mediation of their dispute before a neutral mediator. At this time, the mediation process between the Claimants and the Company is ongoing with a range of possible settlement outcomes between $0.9 million and $6.0 million. As of September 30, 2024, the Company has accrued $0.9 million as an estimate of settlement costs related to the matter. The expense from the accrual is fully offset by a receivable recorded as the estimated settlement is within the Company's insurance plan.
During the three and nine months ended September 30, 2024, the Company incurred litigation expenses, including settlement costs related to employment matters and a medical injury claim that were outside the normal course of business of $0.0 million and $1.5 million, respectively, included as general and administrative expenses on the condensed consolidated income statement.
Note 11: Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.

The Company has two operating business segments and one non-operating business segment. The Corporate Clinics segment is composed of the operating activities of the company-owned or managed clinics. As of September 30, 2024, the Company operated or managed 125 clinics under this segment. The Franchise Operations segment is composed of the operating activities of the franchise business unit. As of September 30, 2024, the franchise system consisted of 838 clinics in operation. Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s two operating business segments by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support the Company as a publicly-traded company. A portion of the expenses incurred by Corporate are allocated to the operating segments.
The following tables present financial information for the Company’s two operating business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Corporate clinics	$17,544,658	$17,882,303	$52,730,898	$52,813,098
Franchise operations	12,653,832	11,591,646	37,450,319	34,268,855
Total revenues	$30,198,490	$29,473,949	$90,181,217	$87,081,953

Depreciation and amortization:
Corporate clinics	$923,073	$2,067,803	$3,238,919	$6,027,561
Franchise operations	239,364	190,867	692,678	597,557
Corporate administration	76,796	90,536	235,355	268,411
Total depreciation and amortization	$1,239,233	$2,349,206	$4,166,952	$6,893,529

Segment operating income (loss):
Corporate clinics	$(2,722,741)	$(931,366)	$(1,484,746)	$(1,331,630)
Franchise operations	5,589,315	5,139,006	14,865,430	13,913,150
Total segment operating income	$2,866,574	$4,207,640	$13,380,684	$12,581,520

Reconciliation of total segment operating income to consolidated loss before income taxes:

Total segment operating income	$2,866,574	$4,207,640	$13,380,684	$12,581,520
Unallocated corporate	(6,052,461)	(5,105,687)	(18,974,281)	(14,507,231)
Consolidated loss from operations	(3,185,887)	(898,047)	(5,593,597)	(1,925,711)
Other income (expense), net	83,333	(6,244)	198,873	3,708,399
(Loss) income before income tax expense	$(3,102,554)	$(904,291)	$(5,394,724)	$1,782,688

	September 30, 2024	December 31, 2023
Segment assets:
Corporate clinics	$42,306,186	$52,210,617
Franchise operations	11,704,033	10,521,582
Total segment assets	54,010,219	62,732,199

Unallocated cash and cash equivalents and restricted cash	21,995,436	19,214,292
Unallocated property and equipment	570,390	2,843,491
Other unallocated assets	3,022,777	2,360,877
Total assets	$79,598,822	$87,150,859
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

Note 13: Related Party Transactions

Mr. Jefferson Gramm, Managing Partner of Bandera Partners LLC who is a beneficial holder of more than 5% of our outstanding common stock (approximately 26% as of September 30, 2024) was appointed to the Board of Directors effective as of January 2, 2024.

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

These transactions involved terms no less favorable to us than those that would have been obtained in the absence of such affiliation. Although we have no way of estimating the aggregate amount of franchise fees, royalties, advertising fund fees, IT related income and computer software fees that these franchisees will pay over the life of the franchise licenses, the franchisees affiliated with Mr. Gramm are subject to such fees under the same terms and conditions as all other franchisees. For the three months ended September 30, 2024 and 2023, these franchisees affiliated with Mr. Gramm paid $34,215 and $31,087, respectively, for such royalties and other fees. For the nine months ended September 30, 2024 and 2023, these franchisees affiliated with Mr. Gramm paid $102,080 and $89,607, respectively, for such royalties and other fees.

In October 2020, Mr. Gramm loaned approximately $370,000 to an unaffiliated franchisee that owns and operates one franchise clinic. The loan is not secured by the assets of the business and there are no foreclosure rights. As of September 30, 2024, the remaining balance on the unsecured loan was $270,800.

As of the three months ended September 30, 2024, as presented on the face of the balance sheet at September 30, 2024, the Company owes Mr. Gramm $375,000. The payable is a result of professional service costs incurred by the Company and initially paid by Mr. Gramm during the confidential chief executive search. These costs were fully reimbursed to Mr. Gramm on October 31, 2024.
Note 14: Subsequent Events
Resignation of Peter D. Holt
Effective October 10, 2024, Peter D. Holt resigned as Chief Executive Officer of the Company and as a member of the Company's Board of Directors. In connection with Mr. Holt’s resignation, as of October 10, 2024, the Company and Mr. Holt entered into a confidential separation agreement and release of claims. In Q4 2024, the Company recorded an accrual of $0.6 million for payments that will be made as a result of the separation agreement through September 2025.
Appointment of Sanjiv Razdan as President and Chief Executive Officer
Effective October 14, 2024, the Board of Directors of the Company appointed Sanjiv Razdan as President and Chief Executive Officer of the Company and as a member of the Company's Board of Directors.
In connection with Mr. Razdan’s appointment, the Company entered into an employment agreement with Mr. Razdan, effective as of October 14, 2024 (the “Employment Agreement”). Under the terms of the Employment Agreement, Mr. Razdan is entitled to an annual base salary of $550,000 (subject to annual review by the Company’s Board of Directors or a committee thereof). Mr. Razdan is also eligible to participate in the Company’s executive compensation programs, to receive a discretionary annual bonus as determined by the Company’s Board of Directors or a committee thereof, and to receive annual and periodic stock-based compensation awards as determined by the Company’s Board of Directors or a committee thereof. Mr. Razdan is entitled to receive other standard benefits, participation in any group insurance, pension, retirement, vacation, expense reimbursement, relocation program (as applicable), and other plans, programs, and benefits approved by the Company’s Board of Directors or a committee thereof and made available from time to time to other executive employees of the Company, and certain insurance benefits.

Mr. Razdan is entitled to a monthly travel and living allowance of $2,000 and to severance benefits upon certain termination events.

On October 14, 2024, the Company also entered into a Stock Option Agreement and a Restricted Stock Award Agreement with Mr. Razdan providing awards of Stock Options and Restricted Stock Award with an aggregate value of $800,000 on the date of grant. The awards qualify as “inducement grants” under rules of the Nasdaq stock exchange and are in addition to future annual grants that Mr. Razdan may receive under the terms of the Employment Agreement and the Company’s existing 2024 Incentive Stock Plan.

Ongoing litigation

On October 22, 2024, the Company entered into mediation on ongoing litigation related to a medical injury claim filed by Claimant on September 5, 2023. Although the Company intends to defend the claims vigorously, the Claimant and the Company agreed to participate in non-binding mediation of their dispute before a neutral mediator. At this time, the mediation process between the Claimants and the Company is ongoing with a range of possible settlement outcomes between $0.9 million and $6.0 million. As of September 30, 2024, the Company has accrued $0.9 million as an estimate of settlement costs related to the matter. The expense from the accrual is fully offset by a receivable recorded as the estimated settlement is within the Company's insurance plan.
Repayment of related party accounts payable
On October 31, 2024, the Company paid down the $375,000 in accounts payable due to related parties (See Note 13, Related Party Transactions) on its condensed consolidated balance sheet as of September 30, 2024. The payable is a result of professional service costs incurred by the Company and initially paid by Mr. Gramm during the confidential chief executive search.
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
Key Performance Measures. We receive monthly performance reports from our system and our clinics that include key performance indicators per clinic, including gross sales, comparable same-store sales growth, or “Comp Sales,” number of new patients, conversion percentage and membership attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales, adjusted EBITDA and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. System-wide sales include sales at all clinics, whether operated by us or by franchisees. While franchised clinic sales are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base. Adjusted EBITDA consists of net income before interest, income taxes, depreciation and amortization, acquisition related expenses (which includes contract termination costs associated with reacquired regional developer rights), stock-based compensation expense, bargain purchase gain, (gain) loss on disposition or impairment, costs related to restatement filings, restructuring costs, litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business) and other income related to the ERC. There were no costs related to bargain purchase gain for the three and nine months ended September 30, 2024 and 2023.
Key Clinic Development Trends. As of September 30, 2024, we and our franchisees operated or managed 963 clinics, of which 838 were operated or managed by franchisees and 125 were operated as company-owned or managed clinics. Of the 125 company-owned or managed clinics, 58 were constructed and developed by us, and 67 were acquired from franchisees.

Our current strategy is to grow through the sale and development of additional franchises. After evaluating options for improvement, during 2023 the board authorized management to initiate a plan to re-franchise or sell the majority of our company-owned or managed clinics. During Q3 2024, the Company expanded the re-franchising plan to include the full portfolio of company-owned and company-managed clinics, marketing the clinics in clusters grouped by proximity to larger private equity firms. This refined strategy will leverage our greatest strength - our capacity to build a franchise - to drive long-term growth for both our franchisees and The Joint as a public company. We have created a robust framework for the re-franchising effort, organizing clinics into clusters, and generating comprehensive disclosure packets for marketing efficiency. We have given initial preference to existing franchisees and in Q3 2024 have expanded the marketing efforts to larger private equity firms interested in purchasing and operating large market-based clinic clusters and have received significant interest to date in most markets. Our goal will be to generate significant processes that will provide us with value creating capital allocation opportunities. These opportunities could include, but are not limited to, reinvestment in the brand and related marketing, continued investment in our IT platforms, the repurchase of RD territories, and/or a stock repurchase program.
The number of franchise licenses sold for the year ended December 31, 2023 was 55, compared with 75 and 156 licenses for the years ended December 31, 2022 and 2021, respectively. We ended the first nine months in 2024 with 16 regional developers who were responsible for 38% of the 29 licenses sold during the period. This strong result reflects the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the United States.
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
Other Significant Events and/or Recent Developments
For the three months ended September 30, 2024, compared to the prior year period:
•System-wide comp sales of clinics that have been open for at least 13 full months increased 4%.

•System-wide comp sales for mature clinics open 48 months or more decreased (2)%.

•System-wide sales for all clinics open for any amount of time increased 8%.

On June 24, 2024, we entered into an agreement pursuant to which we repurchased the right to develop franchises in various counties in Maryland. The total consideration for the transaction was $0.6 million. We carried an upfront regional developer fee liability balance associated with this transaction of $0.1 million, representing the unrecognized fee collected upon the execution of the regional developer agreement. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated upfront regional developer fee liability was netted against the aggregate purchase price. We recognized the net amount of $0.5 million as a general and administrative expense for the nine months ended September 30, 2024.
Effective October 10, 2024, Peter D. Holt resigned as Chief Executive Officer of the Company and as a member of the Company's Board of Directors.

Effective October 14, 2024, the Board of Directors of the Company appointed Sanjiv Razdan as President and Chief Executive Officer of the Company and as a member of the Company's Board of Directors.
Factors Affecting Our Performance
Our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic sales, openings, closures, markets in which they are contained and related expenses, general economic conditions, cost inflation, labor shortages, consumer confidence in the economy, consumer preferences, competitive factors, and disease epidemics and other health-related concerns.
Critical Accounting Estimates
There were no changes in our critical accounting estimates during the nine months ended September 30, 2024 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our two business segments: Corporate Clinics and Franchise Operations.
Total Revenues - Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Components of revenues were as follows:

	Three Months Ended September 30,
	2024	2023	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues from company-owned or managed clinics	$17,544,658	$17,882,303	$(337,645)	(1.9)%
Royalty fees	7,870,033	7,143,791	726,242	10.2%
Franchise fees	697,688	754,029	(56,341)	(7.5)%
Advertising fund revenue	2,247,663	2,050,106	197,557	9.6%
IT related income and software fees	1,431,321	1,301,577	129,744	10.0%
Other revenues	407,127	342,143	64,984	19.0%
Total revenues	$30,198,490	$29,473,949	$724,541	2.5%
Consolidated Results
Total revenues increased by $0.7 million, primarily due to the continued expansion and revenue growth of our franchise base.
Corporate Clinics
Revenues from company-owned or managed clinics decreased, primarily due to the divestitures of our company-owned or managed clinics in 2024. As of September 30, 2024 and 2023, there were 125 and 136 company-owned or managed clinics in operation, respectively.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of September 30, 2024 and 2023, there were 838 and 778 franchised clinics in operation, respectively.
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.

•Other revenues primarily consisted of merchant income associated with credit card transactions.
Total Revenues - Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Components of revenues were as follows:

	Nine Months Ended September 30,
	2024	2023	Change from Prior Year	Percent Change from Prior Year
Revenues:
Revenues from company-owned or managed clinics	$52,730,898	$52,813,098	$(82,200)	(0.2)%
Royalty fees	23,303,907	21,181,973	$2,121,934	10.0%
Franchise fees	2,072,665	2,179,822	$(107,157)	(4.9)%
Advertising fund revenue	6,654,974	6,043,563	$611,411	10.1%
IT related income and software fees	4,233,133	3,746,394	$486,739	13.0%
Other revenues	1,185,640	1,117,103	$68,537	6.1%
Total revenues	$90,181,217	$87,081,953	$3,099,264	3.6%
Consolidated Results
Total revenues increased by $3.1 million, primarily due to the continued expansion and revenue growth of our franchise base.
Corporate Clinics
Revenues from company-owned or managed clinics decreased slightly, primarily due to the divestitures of our company-owned or managed clinics in 2024, partially offset by improved same-store sales growth in newer clinics. As of September 30, 2024 and 2023, there were 125 and 136 company-owned or managed clinics in operation, respectively.
Franchise Operations
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of September 30, 2024 and 2023, there were 838 and 778 franchised clinics in operation, respectively.
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
•Other revenues primarily consist of merchant income associated with credit card transactions.
Cost of Revenues

Cost of Revenues	2024	2023	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$2,823,267	$2,604,100	$219,167	8.4%
Nine Months Ended September 30,	$8,366,014	$7,674,296	$691,718	9.0%

For the three months ended September 30, 2024, as compared with the three months ended September 30, 2023, the total cost of revenues increased primarily due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics in regional developer regions. For the nine months ended September 30, 2024, as compared with the nine months ended September 30, 2023, the total cost of revenues increased primarily due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics in regional developer regions.
Selling and Marketing Expenses

Selling and Marketing Expenses	2024	2023	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$4,762,395	$4,301,017	$461,378	10.7%
Nine Months Ended September 30,	$14,050,343	$13,169,079	$881,264	6.7%

For the three months ended September 30, 2024, as compared with the three months ended September 30, 2023, selling and marketing expenses increased due to increase in advertising fund expenditures from a larger franchise base and an increase in local marketing expenditures by the company-owned or managed clinics. For the nine months ended September 30, 2024, as compared with the nine months ended September 30, 2023, the selling and marketing expenses increase was driven by the in-person national franchise conference held in 2024 as well as by increased advertising fund expenditures from a larger franchise base and an increase in local marketing expenditures by the company-owned or managed clinics.
Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2024	2023	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$1,239,233	$2,349,206	$(1,109,973)	(47.2)%
Nine Months Ended September 30,	$4,166,952	$6,893,529	$(2,726,577)	(39.6)%
Depreciation and amortization expenses decreased for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, primarily due to no depreciation and amortization expenses recorded during the three and nine months ended September 30, 2024 related to the assets held for sale at September 30, 2024.
General and Administrative Expenses

General and Administrative Expenses	2024	2023	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$20,754,264	$20,212,750	$541,514	2.7%
Nine Months Ended September 30,	$63,588,864	$60,156,022	$3,432,842	5.7%
General and administrative expenses increased for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due (i) an increase in payroll and related expenses of $0.5 million to support continued clinic count and revenue growth in both operating segments and the re-franchising efforts in the corporate clinic segment and (ii) an increase in professional and legal fees of $0.5 million mostly due to the costs incurred from the chief executive search partially offset by (iii) a decrease of $0.5 million utilities and facilities expense due to the discontinuance of amortization expense on ROU assets held for sale. General and administrative expenses increased for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to the litigation expenses, including settlement costs related to employment matters that were outside the normal course of business of $1.5 million, an increase in professional and legal fees of $0.5 million due to the chief executive search, and increases in the following to support continued clinic count and revenue growth in both operating segments and to support the re-franchising efforts in the corporate clinic segment: (i) payroll and related expenses of $2.2 million; (ii) professional and advisory fees of $0.7 million; and (iii) legal and accounting fees of $0.4 million partially offset by a decrease in utilities and facilities expenses in the corporate clinic segment of $1.9 million due to the discontinuance of amortization expense on ROU assets held for sale. As a percentage of revenue, general and administrative expenses during the nine months ended September 30, 2024 and 2023 were 71% and 69%, respectively.
Loss from Operations - Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Three Months Ended September 30,	2024	2023	Change from Prior Year	Percent Change from Prior Year

Loss from Operations	$(3,185,887)	$(898,047)	$(2,287,840)	254.8%
Consolidated Results
Consolidated loss from operations increased by $2.3 million for the three months ended September 30, 2024 compared with the three months ended September 30, 2023, primarily due to the re-franchising efforts in the corporate clinics segment.
Corporate Clinics
Our corporate clinics segment had loss from operations of $2.7 million for the three months ended September 30, 2024, a decrease of $1.8 million compared to loss from operations of $931,366 for the prior year period. The decrease was primarily due to:
•decrease in revenues of $0.3 million from company-owned or managed clinics; plus
•$1.5 million net increase in operating expenses due to the re-franchising efforts with changes in the following: (i) an increase in net loss on disposition or impairment of $2.9 million, (ii) an increase in selling and marketing expenses of $0.2 million, (iii) a decrease in depreciation and amortization expense of $1.1 million, (iv) and a decrease in utilities and facilities expenses of $0.5 million.
Franchise Operations
Our franchise operations segment had income from operations of $5.6 million for the three months ended September 30, 2024, an increase of $0.5 million, compared to income from operations of $5.1 million for the prior year period. This decrease was primarily due to:
•increase of $1.1 million in total revenues; partially offset by
•increase in cost of revenue of $0.2 million driven primarily by an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics in regional developer regions,
•increase in selling and marketing expenses of $0.3 million driven by an increase in advertising fund expenditures from a larger franchise base; and
•increase of $0.1 million in payroll-related expenses.
Unallocated Corporate
Unallocated corporate expenses for the three months ended September 30, 2024 increased by $0.9 million compared to the prior year period, primarily due to an increase of $0.7 million of professional services primarily related to the chief executive search and IT support plus increases in payroll-related expenses of $0.3 million partially offset by decrease in accounting and legal fees of $0.1 million.
Loss from Operations - Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

Nine Months Ended September 30,	2024	2023	Change from Prior Year	Percent Change from Prior Year

Loss from Operations	$(5,593,597)	$(1,925,711)	$(3,667,886)	190.5%
Consolidated Results
Consolidated loss from operations increased by $3.7 million for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023, primarily due to an increase in unallocated corporate expenses partially offset by increased total revenues of $3.1 million for the nine months ended September 30, 2024.
Corporate Clinics
Our corporate clinics segment had loss from operations of $1.5 million for the nine months ended September 30, 2024, a decrease of $0.2 million compared to loss from operations of $1.3 million for the prior year period. The decrease was primarily due to:
•decrease in revenues of $0.1 million from company-owned or managed clinics; plus
•$0.5 million increase in payroll-related expenses; offset by
•$0.2 million decrease in selling and marketing expenses; and
•$0.2 million net decrease in operating expenses due to the re-franchising efforts with changes in the following: (i) a decrease in depreciation and amortization expense of $2.8 million, (ii) a decrease in utilities and facilities expenses of $1.9 million, and (iii) an increase in net loss on disposition or impairment of $4.5 million.
Franchise Operations
Our franchise operations segment had income from operations of $14.9 million for the nine months ended September 30, 2024, an increase of $1.0 million, compared to income from operations of $13.9 million for the prior year period. This increase was primarily due to:
•increase of $3.2 million in total revenues; plus
•decrease of general and administrative expenses related to reacquired regional developer rights of $0.3 million; partially offset by
•increase of $0.7 million in cost of revenues primarily due to an increase in regional developer royalties; and
•increase of $1.5 million in operating expenses, primarily due to an increase in: (i) selling and marketing expenses resulting from a larger franchise base of $1.1 million, (ii) payroll-related expenses of $0.7 million, partially offset by (iii) reacquired franchise rights of $0.3 million in 2023.
Unallocated Corporate
Unallocated corporate expenses for the nine months ended September 30, 2024 increased by $4.5 million compared to the prior year period, primarily due to litigation expenses, including settlement costs related to employment matters that were outside the normal course of business of $1.5 million incurred for the nine months ended September 30, 2024 and no comparable costs for the same period in 2023 plus increases in state and local taxes of $0.1 million, increases in insurance costs of $0.1 million and increases in the following to support the re-franchising strategy efforts: (i) payroll and related expenses of $1.1 million; (ii) professional and advisory fees of $1.2 million; (iii) and legal and accounting fees of $0.5 million.
Other Income (Expense), Net

Three Months Ended September 30,	2024	2023	Change from Prior Year	Percent Change from Prior Year

Other income (expense), net	$83,333	$(6,244)	$89,577	1,434.6%
Other income (expenses), net increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to decreased interest expense due to the pay down of the outstanding balance on our Debt under the Credit Agreement in 2024.

Nine Months Ended September 30,	2024	2023	Change from Prior Year	Percent Change from Prior Year

Other income (expense), net	$198,873	$3,708,399	$(3,509,526)	94.6%
Other income (expenses), net decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to the recognition and receipt of the $3.8 million of ERC, net of the consulting fee, in the first quarter of 2023, partially offset by net interest income (expense) of $0.3 million.
Income Tax Expense

Income Tax Expense (Benefit)	2024	2023	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$62,585	$(188,018)	$250,603	(133.3)%
Nine Months Ended September 30,	$419,834	$493,286	$(73,452)	(14.9)%
Income tax expense increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to increased earnings in the variable interest entities partially offset by a change in the valuation allowance assessment as of December 31, 2023 at the Joint Corp.
Income tax expense decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to decreased earnings before income tax expense and a change in the valuation allowance assessment as of December 31, 2023 at the Joint Corp, which was partially offset by increased earnings at the variable interest entities.
Non-GAAP Financial Measures
The table below reconciles net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-GAAP Financial Data:
Net (loss) income	$(3,165,139)	$(716,273)	$(5,814,558)	$1,289,402
Net interest expense	(83,333)	6,244	(198,873)	70,905
Depreciation and amortization expense	1,239,233	2,349,206	4,166,952	6,893,529
Tax expense (benefit)	62,585	(188,018)	419,834	493,286
EBITDA	(1,946,654)	1,451,159	(1,426,645)	8,747,122
Stock compensation expense	430,250	526,069	1,475,710	1,209,296
Acquisition related expenses	—	15,222	478,710	873,214
Loss on disposition or impairment	3,805,218	904,923	5,602,641	1,114,738
Restructuring costs	153,182	—	454,457	—
Litigation expenses	(9,000)	—	1,481,000	—
Other income related to the ERC	—	—	—	(3,779,304)
Adjusted EBITDA	$2,432,996	$2,897,373	$8,065,873	$8,165,066

Adjusted EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization, acquisition related expenses (which includes contract termination costs associated with reacquired regional developer rights), stock-based compensation expense, bargain purchase gain, (gain) loss on disposition or impairment, costs related to restatement filings, restructuring costs, litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business) and other income related to the ERC. There were no costs related to restatement filings or bargain purchase gain for the three and nine months ended September 30, 2024 and 2023. We have provided Adjusted EBITDA because it is a non-GAAP measure of financial performance commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

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
Liquidity and Capital Resources
As of September 30, 2024, we had unrestricted cash and short-term bank deposits of $20.7 million and $20 million of available capacity under the Line of Credit. While unfavorable global economic or political conditions create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, our anticipated cash flows from investments as we execute our re-franchising strategy and amounts available under our Line of Credit will be sufficient to fund our anticipated operating and investment needs for at least the next 12 months.

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
Analysis of Cash Flows
Net cash provided by operating activities decreased by $6.0 million to $5.3 million for the nine months ended September 30, 2024, compared to $11.3 million for the nine months ended September 30, 2023. The decrease was primarily attributable to the receipt of the $4.8 million ERC in the prior period, in addition to an increase in general and administrative expenses over the prior year period.
Net cash used in investing activities was $0.5 million and $4.9 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, this included proceeds from sales of clinics of $0.4 million, and purchases of property and equipment of $0.9 million. For the nine months ended September 30, 2023, this included acquisitions of $1.1 million, and the purchases of property and equipment of $3.8 million.
Net cash used in financing activities for the nine months ended September 30, 2024 was $2.0 million, compared to $0.2 million in net cash provided by financing activities for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, this included paying down the outstanding balance on its Debt under the Credit Agreement of $2.0 million.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2024, there have been no material changes to the quantitative and qualitative disclosures about market risk appearing in Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our management concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, defined in Item 408 of Regulation S-K).

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

THE JOINT CORP.

Dated: November 7, 2024	By:	/s/ Sanjiv Razdan
Sanjiv Razdan Chief Executive Officer and President (Principal Executive Officer)

Dated: November 7, 2024	By:	/s/ Jake Singleton
Jake Singleton Chief Financial and Accounting Officer (Principal Financial Officer)