Form 10-K
period 2024-12-31
JOINT Corp
filed 2025-03-14
CIK 1612630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $205.7 million as of June 28, 2024 based on the closing sales price of the common stock on the NASDAQ Capital Market.
There were 15,174,931 shares of the registrant’s common stock outstanding as of March 10, 2025.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement relating to its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements and Terminology
Forward-Looking Statements
The information in this Annual Report on Form 10-K (this “Form 10-K”), including the discussions under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” “seek,” “strive,” or the negative of these terms, “mission,” “goal,” “objective,” or “strategy,” or other comparable terminology. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Item 1A of this Form 10-K. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-K. You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. We undertake no obligation to update or revise publicly any forward-looking statements, other than in accordance with legal and regulatory obligations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
The specific forward-looking statements in this Form 10-K include the following:
•our mission to improve quality of life through routine and affordable chiropractic care;
•that we seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry;
•that we will continue the rapid and focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad;
•that we strive to accomplish our mission by making quality care readily available and affordable in a retail setting;
•our future growth strategy will focus on accelerating the development of our franchise base through the sale of additional franchises and through the continued support of our robust regional developer network;
•our mission to offer quality, affordable and convenient care to our patients;
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
•our belief that most chiropractors who use a third-party reimbursement model would find it economically difficult to discount the prices they charge for their services to levels comparable with our pricing;

•our belief that certain industry and cultural trends favor our business model;
•our belief that certain competitive strengths have contributed to our success and will continue to position us for future growth;
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
•our belief that our geographic reach represents a competitive advantage and that we are able to remain competitive nationally when extraordinary events heavily impact specific markets;
•our belief that our management team’s experience and demonstrated success in building and operating a robust franchise system is a key driver of our growth and has positioned us well for achieving our long-term strategy;
•our goal not only to capture a significant share of the existing market but also to expand the market for chiropractic care;
•our long-term growth tactics;
•our belief that the experience we have gained in developing and refining management systems, operating standards, training materials and marketing and customer acquisition activities has contributed to our system’s revenue growth;
•our belief that increasing awareness of our brand has contributed to revenue growth, particularly in markets where the number and density of our clinics has made cooperative and mass media advertising attractive;
•our belief that our ability to leverage aggregated and general media digital advertising and search tools will continue to grow as the number and density of our clinics increases;
•our intention that to elevate our brand equity and drive awareness, we will strive to increase our active patient count by improving the intake process, by expanding the roll out of setting up appointments for the initial visits only, and by optimizing local clinic marketing;
•our plan to lengthen the time patients stay engaged with The Joint and to reactivate lapsed patients by leveraging new content, automated messaging, and enticing promotions;
•our intention to employ new media campaigns to increase our new patient leads;
•our intention to transition to a pure-play franchisor business from our historical operations of both franchisor and operator of chiropractic clinics;
•our focus on growing our franchise business through the strategic divestitures of all of our company-owned or managed clinics;
•our plan to continue to sell franchises;

•our belief that to secure leadership in our industry and to maximize our opportunities in our markets, it is important to gain brand equity and consumer awareness as rapidly as possible, consistent with a disciplined approach to opening clinics;
•our belief that continued sales of franchises in selected markets is the most effective way to drive brand awareness in the short term;
•our belief that we were able to achieve our current scale faster by using a regional developer model, which is employed by many successful franchisors;
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
•our belief that our operations comply with legally required standards for privacy and security of personal information to the extent applicable under federal or state law, and we strive to comply with additional standards that we identify as “best practices”;
•our expectations of the various risks and uncertainties for our business related to potential state and federal regulations;
•our expectation that other direct competitors will join our industry as our visibility, reputation and perceived advantages become more widely known;
•our belief that our first mover advantage, proprietary operations systems and potential for strong unit level economics will continue to accelerate our growth even with the spawning of additional competition;
•our belief that a strong culture of engagement and alignment is essential to the ongoing success of our business and therefore, it is important to attract, develop and retain a diverse and engaged workforce at all levels of our business;
•our commitment to fostering a workplace where our employees feel aligned with our mission, proud of our culture and engaged in their work, with opportunities to grow and develop in their careers, supported by competitive compensation and benefits;
•our belief that our employees are among our most valuable resources and are critical to our continued success;
•that we strive to make The Joint Chiropractic the career path of choice for chiropractors, with opportunities for our chiropractors to grow and develop in their careers, supported by competitive compensation and benefits, and with our simple business model that allows our chiropractors to focus on patient care;
•our plan to continue to expand and strengthen our relationship with chiropractic colleges to increase engagement with students and to increase the applicant flow of qualified candidates;
•our plan to continue to utilize engagement surveys to understand the perception of our brand as an employer and the effectiveness of our employee and compensation programs and to learn where we can improve across the company;

•our commitment to providing market competitive compensation and benefits;
•that our compensation practices are intended to be merit-based, focused on roles, responsibilities, experience and performance with no consideration given to gender, age, ethnicity or other similar factors;
•our commitment to maximizing the performance and potential of our corporate employees;
•our expectation that we will not pay cash dividends on our common stock in the foreseeable future;
•our current strategy to grow through the sale and development of additional franchises;
•our plan to refranchise or sell the full portfolio of our company-owned or managed clinics, which refined strategy will leverage our greatest strength — our capacity to build a franchise — to drive long-term growth for both our franchisees and The Joint as a public company;
•our goal to generate significant proceeds that will provide us with value creating capital allocation opportunities, which opportunities could include reinvestment in the brand and related marketing, continued investment in our IT platforms, the repurchase of RD territory, and/or a stock repurchase program;
•our belief that we have a sound business concept and will benefit from the fundamental changes taking place in the manner in which Americans access chiropractic care and their growing interest in seeking effective, affordable natural solutions for general wellness, and our belief that these trends joined with the preference among chiropractic doctors to reject the insurance-based model produce a combination that benefits the consumer and the service provider alike and that these forces create an important opportunity to accelerate the growth of our network;
•our expectation that 2025 will continue to be a volatile macroeconomic environment;

•our belief that we have created a robust framework for the refranchising effort, organizing clinics into clusters, and generating comprehensive disclosure packets for marketing efficiency, and that we have received significant interest to date from our existing franchisees;
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
•our expectation for 2025 that we will use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described herein, could rapidly and materially deteriorate or otherwise change; and
•our belief that our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets.
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
•although we maintain insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, and claims may exceed the amount of insurance coverage available to us;
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
•our IT security systems and those of our third-party service providers may be breached, and we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain patients; and
•legislation and regulations, as well as new medical procedures and techniques, could reduce or eliminate our competitive advantages.
Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this Form 10-K should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.
Terminology
As used in this Form 10-K:
•“we,” “us,” “our” and “our company” refer to The Joint Corp., its variable interest entities (“VIEs”) and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, collectively;
•a “clinic” refers to a chiropractic clinic operating under our “Joint” brand, which may be (i) owned by a franchisee, (ii) owned by a professional corporation or limited liability company and managed by a franchisee; (iii) owned directly by us; or (iv) owned by a professional corporation or limited liability company and managed by us;

•when we identify an “operator” of a clinic, a party that is “operating” a clinic or a party by whom a clinic is “operated,” we are referring to the party that operates all aspects of the clinic in certain jurisdictions, and to the party that manages all aspects of the clinic other than the practice of chiropractic in certain other jurisdictions; and
•“GAAP” refers to accounting principles generally accepted in the United States of America.

PART I

ITEM 1.    BUSINESS

"Our mission is to improve quality of life through routine and affordable chiropractic care."
Overview
We are a rapidly growing franchisor and operator of chiropractic clinics that uses a private pay, non-insurance, cash-based model. We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry. We delivered over 14.7 million patient visits in 2024, up from 13.6 million patient visits in 2023, generating over $530.3 million and $488 million of system-wide sales, respectively, across our highly franchised network. We will continue the rapid and franchise focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad. We strive to accomplish our mission by making quality care readily available and affordable in a retail setting. We have created a growing network of modern, consumer-friendly chiropractic clinics operated or managed by franchisees and by us that employ licensed chiropractors. Our model enables us to price our services below most competitors’ pricing for similar services and below most insurance co-payment levels (i.e., below the patient co-payment required for an insurance-covered service).
Since acquiring the predecessor to our company in March 2010, we have grown our enterprise from eight to 967 clinics in operation as of December 31, 2024, with an additional 92 franchise licenses sold but not yet developed across our network, and 53 letters of intent for 53 future clinic licenses. As of December 31, 2024, our franchisees owned or managed 842 clinics, and we owned or managed 125 clinics. Our future growth strategy will focus on accelerating the development of our franchise base through the sale of additional franchises and through the continued support of our robust regional developer network. We collect a royalty of 7.0% of gross sales from franchised clinics. We remit a 3.0% royalty to our regional developers on the gross sales of franchises opened within certain regional developer protected territories. We also collect a national marketing fee of 2.0% of gross sales of all franchised clinics. We receive an initial franchise fee of $39,900 for each franchise we sell directly and offer a veterans discount, as well as a discount for purchase of multiple location franchises. If a franchisee purchases additional franchise licenses, the initial franchise fee is reduced by $10,000 per additional license. For each franchise sold through our network of regional developers, the regional developer typically receives up to 50% of the respective franchise fee.
On November 14, 2014, we completed our initial public offering (the “IPO”) of 3,000,000 shares of common stock at an initial price to the public of $6.50 per share, and we received net proceeds of approximately $17.1 million. Our underwriters exercised their option to purchase 450,000 additional shares of common stock to cover over-allotments on November 18, 2014, pursuant to which we received net proceeds of approximately $2.7 million. With the over-allotment option exercise, we received aggregate net proceeds of approximately $19.8 million. Also, in conjunction with the IPO, we issued warrants to the underwriters for the purchase of 90,000 shares of common stock, which were exercisable during the period between November 10, 2015 and November 10, 2018 at an exercise price of $8.125 per share. These warrants expired on November 10, 2018.
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
We deliver convenient, appointment-free chiropractic adjustments in an inviting, open bay environment at prices that are approximately 52% lower than the average industry cost for comparable procedures offered by traditional chiropractors, according to 2024 industry data from Chiropractic Economics. In support of our mission to offer quality, affordable and convenient care to our patients, our clinics offer a variety of customizable membership and wellness treatment plans, which provide additional value pricing as compared with our single-visit pricing schedules. These flexible plans are designed to attract patients and encourage repeat visits and routine usage as part of an overall health and wellness program.
As of December 31, 2024, we had 967 franchised or company-owned or managed clinics in operation in 41 states and the District of Columbia. The map below shows the states in which we or our franchisees manage or operate clinics and the number of clinics open in each state or district as of December 31, 2024.

WA
20
OR
9
CA
73 | 61
NV
16
ID
10
MT
1
WY
UT
24
AZ
25 | 25
CO
32
NM
8
ND
SD
NE
2
KS
4 | 4
OK
12
TX
177
MN
12
IA
5
MO
21 | 1
AR
10
LA
9
WI
15
IL
22
MI
9
IN
13
OH
20
KY
9
TN
31
MS
4
AL
15
GA
54 | 3
FL
83
SC
23 | 2
NC
26 | 15
VA
18 | 7
WV
1
PA
4
NY
4
ME
VT
NH
3
MA
5
RI
CT
NJ
3
DE
MD
11
DC
3
AK
2
HI
Franchised Clinics
Corporate Clinics
Regional Developer (RD) Present
No Regional Developer (RD) Present

Our retail locations have been selected to be visible, accessible and convenient. We offer a welcoming, consumer-friendly experience that attempts to redefine the chiropractic doctor/patient relationship. Our clinics are open longer hours than many of our competitors, including weekend days, and our patients do not need appointments. We accept cash or major credit cards in return for our services. We do not accept insurance and do not provide Medicare covered services. We believe that our approach, especially our commitment to affordable pricing and our ready service delivery model, will attract existing consumers of chiropractic services and will also appeal to the growing market of consumers who seek alternative or non-invasive wellness care, but have not yet tried chiropractic. According to our patient survey conducted in 2024 by WestGroup Research, 36% of our new patients had never tried chiropractic care before they came to The Joint. This is also an increase from 16% from the same survey in 2013, demonstrating our continued impact on the chiropractic market and offering validation to our thesis that we are a key driver in expanding the overall market for chiropractic.
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
Our consumer-focused service model targets the non-acute treatment market, which is part of the $20.6 billion chiropractic services market, according to an IBIS market research report in September 2024. As our model does not focus on the treatment of severe or acute injury, we do not provide expensive and invasive diagnostic tools such as MRIs and X-rays. Instead, we refer those with severe or acute symptoms to alternate healthcare providers, including traditional chiropractors.
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
Chiropractic care is increasingly recognized as an effective treatment for pain and potentially for a variety of other conditions. The American College of Physicians (the “ACP”) now recommends non-drug therapy such as spinal manipulation as a first line of treatment for patients with chronic low-back pain. The ACP states that treatments such as spinal manipulation are shown to improve symptoms with little risk of harm. The National Center for Complementary & Alternative Medicine of the National Institutes of Health has stated that spinal manipulation appears to benefit some people with low-back pain and also may be helpful for headaches, neck pain, upper- and lower-extremity joint conditions and whiplash-associated disorders. The Mayo Clinic has recognized chiropractic as safe when performed by trained and licensed chiropractors, calling out research that shows spinal manipulation works to treat certain types of lower back and neck pain. The Cleveland Clinic has stated that chiropractors are established members of the mainstream medical team with chiropractic adjustments being an effective treatment option for all ages and is the most common alternative treatment option in the United States.
The chiropractic industry in the United States is large and highly fragmented. An article appearing in the Journal of the American Medical Association entitled “US Healthcare Spending by Payer and Health Condition, 1996-2016” estimates that $134 billion was spent in 2016 on back pain in the United States. According to a report issued by IBIS World Chiropractors Market Research in September 2024, expenditures for chiropractic services in the U.S. are approximately $20.6 billion annually. The United States Bureau of Labor Statistics expects employment of chiropractors to grow ten percent from 2023 to 2033, much faster than the average for all occupations. Some of the factors that the Bureau of Labor Statistics identified as driving this growth are rising interest in integrative or complementary healthcare, which has led to more acceptance of chiropractic treatment of the back, neck, limbs, and involved joints; an aging population (specifically the continued aging of the large baby boomer generation) requiring more health care and technological advances; and the need to replace workers who exit the labor force through retirement. We believe that the demand for our chiropractic services will continue to grow as a result of several additional drivers, such as the growing recognition of the benefits of regular maintenance therapy coupled with an increasing awareness of the convenience of our service and of our pricing at a significant discount to the cost of traditional chiropractic adjustments and, in most cases, at or below the level of insurance co-payment amounts.
Today, most chiropractic services are provided by sole practitioners, generally in medical office settings. The chiropractic industry differs from the broader healthcare services industry in that it is more heavily consumer-driven, market-responsive and price sensitive, in large measure a result of many treatment options falling outside the bounds of traditional insurance reimbursable services and fee schedules. According to the September 2024 IBIS market research report, the Top 50 largest industry practices accounted for only 4% of total industry revenue. We believe these characteristics are evidence of an underserved market with potential consumer demand that is favorable for an efficient, low-cost, consumer-oriented provider.
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
We attracted an average of 992 new patients per clinic (for all clinics open for the full 12 months of 2024) during the year ended December 31, 2024, as compared to the most recent chiropractic industry average of 468 new patients per year for traditional insurance-based non-multidisciplinary or integrated practices, according to a 2024 Chiropractic Economics survey (published in June of 2023).
Quality, empathetic service. Across our system we have a community of more than 2,662 fully licensed chiropractic doctors, who performed approximately 14.7 million adjustments in 2024 alone. Our doctors provide personal and intuitive patient care focused on pain relief and ongoing wellness to promote healthy, active lifestyles. We provide our doctors one-on-one training, as well as ongoing coaching and mentoring. Our doctors continually refine their skills, as our clinics see an average of 301 patient visits per week (for clinics open for the full 12 months of 2024), as compared to the most recent chiropractic industry average of 113 patients per week for non-multidisciplinary or integrated practices, according to the same 2024 Chiropractic Economics survey referred to above. Our service offerings encourage consumer trial, repeat visits and sustainable patient relationships.
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
Accessibility. We believe that our strongest competitive advantages are our convenience and affordability. By focusing on non-acute care in an open-bay environment and by not participating in insurance or Medicare reimbursement, we are able to offer a much less expensive alternative to traditional chiropractic services. We can do this because our clinics do not have the expenses of performing certain diagnostic procedures and processing reimbursement claims. Our model allows us to pass these savings on to our patients. According to Chiropractic Economics, in 2024, the average fee for a chiropractic treatment involving spinal manipulation in a cash-based practice in the United States is approximately $76. By comparison, our average fee as of December 31, 2024 was approximately $36, approximately 52% lower than the industry average price.
We believe our pricing and service offering structure helps us to generate higher usage. The following table sets forth our average price per adjustment as of December 31, 2024 for patients who pay by single adjustment plans, multiple adjustment packages and multiple adjustment membership plans. Our price per adjustment as of December 31, 2024 averaged approximately $36 across all three groups.

	The Joint Service Offering
	Single Visit	Package(s)	Membership(s)
Price per adjustment	$55	$21—$35	$17—$22

Proven track record of opening clinics and growing revenue at the clinic level. We have grown our clinic revenue base consistently. From January 2012 through December 31, 2024, we have increased the annual system-wide sales from $22.3 million to $530.3 million (which is a non-GAAP measure for the year ended December 31, 2024). During this period, we increased the number of clinics in operation from 33 to 967.
We continue to be encouraged by the ability of individual clinics to generate growth. While there is significant variation in results in our system, and the results of our top-performing clinics are not representative of our system overall, we believe it is worth noting that in January 2012, the highest-performing clinic in our system was a franchised clinic which had monthly sales of approximately $45,000, and in December 2024, the highest performing clinic in our system was a franchised clinic which had monthly sales of approximately $183,371.
Market leading position with significant nationwide scale. We are the largest chiropractic franchisor in the United States with over 967 clinics operating across the United States. Our chiropractic brand is approximately six times larger than the next largest chiropractic chain, as of December 2024. As the leader in this vertical, and as one of few players of scale, we believe that we occupy an advantageous position in an otherwise highly fragmented market. In conjunction with our scale, we have been able to achieve broad geographic diversification across the United States with clinics in 41 states and the District of Columbia as of December 2024. Our geographic reach represents a competitive advantage, as we have demonstrated success across various markets, and we are able to remain competitive nationally when extraordinary events heavily impact specific markets.
Strong and proven management team. Our strategic vision is directed by our President and Chief Executive Officer, Sanjiv Razdan. Mr. Razdan has served as our President and Chief Executive Officer and as a director since October 2024. Prior to his employment with us, he served as the President, Americas & India for International Coffee & Tea, LLC d/b/a The Coffee Bean & Tea Leaf from March 2021 until May 2024. The Coffee Bean & Tea Leaf is a global specialty coffee and tea house operating approximately 1,200 cafes throughout 30 countries. From April 2018 to June 2020, Mr. Razdan served as the Chief Operating Officer of Sweetgreen, Inc., which is a public company in the food service industry operating more than 230 locations across multiple states. Mr. Razdan also served as the Senior Vice President and Chief Operations Officer of Applebee’s Neighborhood Grill & Bar, a division of the public company Dine Brands Global, Inc., from November 2014 to September 2017. Applebee’s Neighborhood Grill & Bar is the world’s largest casual dining restaurant chain, with $4.5 billion in system sales at the time of his employment. In addition, Mr. Razdan served in various positions at the public company, Yum! Brands, Inc., from June 1995 to October 2014, including most recently as the Country General Manager for India from October 2011 to October 2014. Mr. Razdan’s executive leadership team includes the following individuals:
Jake Singleton has served as our Chief Financial Officer since November 2018. Mr. Singleton served as our Corporate Controller before assuming the role of Chief Financial Officer. Mr. Singleton has financial and accounting experience from his time with the public accounting firm Ernst & Young LLP (“EY”). During his 10 years in EY’s Assurance & Audit practice, he focused on service public companies and assisting in raising capital through debit and equity offerings. Mr. Singleton also gained international experience in EY’s Capital Markets transactional accounting group during a two-year rotation in the United Kingdom, where he focused on U.S. GAAP and SEC reporting compliance for foreign entities raising capital in the United States.
Lori Abou Habib joined us as our Chief Marketing Officer in August 2023. Prior to her employment with us, Ms. Abou Habib served for six years as the Senior Vice President and Chief Marketing Officer of SONIC® America’s Drive-In®, part of the Inspire Brands family of restaurants. In her role, she led all marketing strategy for SONIC, which included national marketing, media, digital strategy, marketing technology and product innovation. A 15-year veteran of SONIC, Ms. Abou Habib earned several promotions with increasing responsibility. Prior to SONIC, she worked at CKE Restaurants, Inc. and Eateries, Inc.
Charles Nelles joined us as our Chief Technology Officer in January 2022, bringing more than 20 years of technology experience in the healthcare and financial services industries. Prior to working at our company, Mr. Nelles held the role of the Vice President of Technology for American Express Global Business Travel. Prior to that, he served as the Vice President of Technical Operations Support and Cloud Enablement for Western Union.
Steven Knauf, D.C. was promoted to our Vice President of Chiropractic and Compliance in 2022. Dr. Knauf began working at our company in 2011. After spending four years as a chiropractor in one of the clinics, he took the role of Senior Doctor of Chiropractic for 13 company-owned clinics and, subsequently, he was elevated to a director position at the corporate office. In August 2017, he was appointed by the governor to serve on the Arizona Board of Chiropractic Examiners, where he served for six years. He is an active member of both the International Chiropractors Association and the American Chiropractic Association.

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
Continued Growth of System Sales

System wide comparable same-store sales growth (“Comp Sales”) for 2024 was 4%, reflecting the continued resilience of our business model. Comp Sales refers to the amount of sales a clinic generates in the most recent accounting period, compared to the amount of sales it generated in a similar period in the past. Comp Sales includes the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. We believe that the experience we have gained in developing and refining management systems, operating standards, training materials and marketing and customer acquisition activities has contributed to our system’s revenue growth. In addition, we believe that increasing awareness of our brand has contributed to revenue growth, particularly in markets where the number and density of our clinics has made cooperative and mass media advertising attractive. We believe that our ability to leverage aggregated and general media digital advertising and search tools will continue to grow as the number and density of our clinics increases.

To elevate our brand equity and drive awareness, we will strive to increase our active patient count by improving the intake process, by expanding the roll out of setting up appointments for the initial visits only, and by optimizing local clinic marketing. We plan to lengthen the time patients stay engaged with The Joint and to reactivate lapsed patients by leveraging new content, automated messaging, and enticing promotions. Additionally, we intend to employ new media campaigns to increase our new patient leads.
Executing Strategic Divestitures
We intend to transition to a pure-play franchisor business from our historical operations of both franchisor and operator of chiropractic clinics. We are focused on growing our franchise business through the strategic divestitures of all of our company-owned or managed clinics. We completed five clinic divestitures during the year ended December 31, 2024. We received letters of intent for the majority of our company-owned or managed clinics in January 2025, which represents a major milestone of our strategic shift to a pure-play franchisor business and our financial statements now reflect our previous company-owned or managed clinic segment as discontinued operations.
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
Opening Clinics in Development
In addition to our 967 operating clinics as of December 31, 2024, we have granted franchises, either directly or with our regional developers’ support, for an additional 92 clinics that we believe will be developed in the future and executed letters-of-intent for 53 future clinic licenses. We will continue to support our franchisees and regional developers to open these clinics and to achieve sustainable performance as rapidly as possible.
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
Regulatory Environment

HIPAA and State Privacy and Breach Notification Rules
Numerous federal and state laws, regulations, standards and other legal obligations govern the collection, dissemination, use, access to, confidentiality, security and processing of personal information, including cybersecurity breach notification and targeted advertising. For example, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes extensive privacy and security requirements governing the transmission, use and disclosure of health information by covered entities in the healthcare industry. While we have determined that we are not a “covered entity” and thus do not currently fall under the purview of HIPAA, we may have access to sensitive data regarding our patients, and we recognize that some of the standards established by HIPAA represent “best practices” for our business. Even when entities are not covered by HIPAA, the Federal Trade Commission (the “FTC”) has taken the position that a failure to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
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
State Regulations on Corporate Practice of Chiropractic
In states that regulate the “corporate practice of chiropractic,” chiropractic services are provided solely by legal entities organized under state laws as professional corporations (“PCs”) or their equivalents. Each of the PCs in our system is wholly owned by one or more licensed chiropractors and employs or contracts with chiropractors in one or more offices. We do not own any capital stock of (or have any other ownership interest in) any such PC. We and our franchisees that are not owned by chiropractors enter into management services agreements with PCs to provide the PCs on an exclusive basis with all non-clinical administrative services needed by the chiropractic practice.

In February 2020, the State of Washington Chiropractic Quality Assurance Commission delivered notices that it was investigating complaints made against three chiropractors who own clinics, or are (or were) employed by clinics, in Washington. These clinics receive management services from our franchisees that are not owned by chiropractors. The notices contained allegations of fee-splitting, specifically targeting a provision in our Franchise Disclosure Document (“FDD”) providing for the payment of royalty fees based on revenue derived from the furnishing of chiropractic care. The notices appeared to question our business model. The Commission posed a number of questions to the chiropractors and requested documentation describing the fee structure and related matters. All three chiropractors responded to the Commission, and the Commission has since closed the investigations with respect to two of the chiropractors, finding that the evidence did not support any claim of violation. It appears that the investigation with respect to the third chiropractor has either been closed or gone dormant.

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

Regulation Relating to Franchising
We are subject to the rules and regulations of the FTC and various state laws regulating the offer and sale of franchises. The FTC and various state laws require that we furnish an FDD containing certain information to prospective franchisees, and a number of states require registration of the FDD at least annually with state authorities. Included in the information required to be disclosed in our FDD is our business experience, material litigation, all fees due to us from franchisees, a franchisee’s estimated initial investment, restrictions on sources of products and services we impose on franchisees, development and operating obligations of franchisees, whether we provide financing to franchisees, our training and support obligations and other terms and conditions of our franchise agreement. We are operating under exemptions from registration in several states based on our qualifications for exemption as set forth in those states’ laws. As of December 31, 2024, we were registered to sell franchises in every state (where registrations are required) except for Wyoming, North and South Dakota and could sell franchises in 47 of all 50 states.
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

Other Federal, State and Local Regulation

We are subject to varied federal regulations affecting the operation of our business. We are subject to the U.S. Fair Labor Standards Act (the “FLSA”), the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act, Title VII of the Civil Rights Act of 1964, the Americans with Disabilities Act of 1990 and various other federal and state laws governing such matters as minimum wage requirements, overtime, fringe benefits, workplace safety and other working conditions and citizenship requirements. A significant number of our clinic service personnel are paid at rates related to the applicable minimum wage, and increases in the minimum wage are likely to increase our labor costs. As of January 1, 2024, the minimum wage increased in a number of states, the District of Columbia and local municipalities, with many of these wage increases triggered automatically by increases in the cost of living due to high inflation. Many of our smaller franchisees qualify for exemption from the requirement to either provide health insurance benefits or pay a penalty to the IRS if not provided because of their small number of employees. The imposition of any requirement that we or our franchisees provide health insurance benefits to our or their employees that are more extensive than the health insurance benefits that we currently provide to our employees or that franchisees may or may not provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

Joint Employer Rules
Background. As a franchisor, we could be liable for certain employment law and other labor-related claims against our franchisees if we are found to be a joint employer of our franchisees’ employees. A July 2014 decision by the United States National Labor Relations Board (the “NLRB”) held that McDonald’s Corporation could be held liable as a “joint employer” for labor and wage violations by its franchisees under the FLSA. After this decision, the NLRB issued a number of complaints against McDonald’s Corporation in connection with these violations, although these complaints were ultimately settled without any admission of liability by McDonald’s. Additionally, an August 2015 decision by the NLRB held that Browning-Ferris Industries was a “joint employer” for purposes of collective bargaining under the National Labor Relations Act (the “NLRA”) and, thus, obligated to negotiate with the Teamsters union over workers supplied by a contract staffing firm within one of its recycling plants.
In an effort to effectively reverse the McDonald’s Corporation decision, in 2020, the Department of Labor (the “DOL”) issued a final rule narrowing the meaning of “joint employer” in the FLSA. Much of the new rule relating to “joint employer” status was then vacated by the United States District Court for the Southern District of New York in a lawsuit brought by various state attorneys general. Similarly, in an effort to effectively reverse the Browning-Ferris decision, in 2020, the NLRB issued a final rule, narrowing the meaning of “joint employer” in the collective bargaining context under the NLRA.
Current Status of Joint Employer Rules. On October 27, 2023, the NLRB published a final rule redefining joint employment standards under the NLRA. This rule, which has not yet become effective due to pending litigation, resurrects the broader standards from the NLRB’s 2015 Browning-Ferris Industries decision, which include considerations of indirect or potential control in determining joint employment. If two entities are deemed joint employers, both could be jointly liable for unfair labor practices and may be required to participate in collective bargaining, sharing legal responsibilities for the affected employees.

The rule’s proposal has sparked legal challenges from different directions. The Service Employees International Union (SEIU) has filed a lawsuit challenging the NLRB’s joint employer rule, arguing that it is not expansive enough. In contrast, the U.S. Chamber of Commerce, along with other trade groups, has initiated legal action, contending that the rule contradicts the NLRA and is arbitrary and capricious, thereby violating the Administrative Procedure Act. The time frame for the resolution of these lawsuits is dependent on the courts and we are not able to comment further.
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
Significance of Joint Employer Rules for our Business Model. The replacement or withdrawal of the NLRA and FLSA rules or new standards under federal and state discrimination statue (such as Title VII), which include or reinstate expansive definitions of “joint employer,” have implications for our business model. If we are considered a joint employer, we could have responsibility for damages, reinstatement, back pay and penalties in connection with labor law and employment discrimination violations by our franchisees. Furthermore, it may be easier for our franchisees’ employees to organize into unions, require us to participate in collective bargaining with those employees, provide those employees and their union representatives with bargaining power to request that we have our franchisees raise wages, and make it more expensive and less profitable to operate a franchised clinic.

California AB-5. California adopted Assembly Bill 5 (“AB-5”), which took effect on January 1, 2020. This legislation codifies the standard established in a California Supreme Court case (Dynamex Operations West v. Superior Court) for determining whether workers should be classified as employees or independent contractors, with a strict test that puts the burden of proof on employers to establish that workers are not employees. The law is aimed at the so-called “gig economy” where workers in many industries are treated as independent contractors, rather than employees, and lack the protections of wage and hour laws, although California voters approved a ballot initiative, now under court review, to exclude app-based drivers from the application of AB-5. AB-5 is not a franchise-specific law and does not address joint employer liability; however, a significant concern exists in the franchise industry that an expansive interpretation of AB-5 could be used to hold franchisors jointly liable for the labor law violations of its franchisees. Courts addressing this issue have come to differing conclusions, and while it remains uncertain as to how the joint employer issue will finally be resolved in California, potential new federal laws or regulations may ultimately be controlling on this issue.

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

Americans with Disabilities Act

We are required to comply with the accessibility standards mandated by the Americans with Disabilities Act of 1990 and related federal and state statutes, which generally prohibit discrimination on the basis of disability in places of public accommodation. We may, in the future, have to modify our clinics to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such actions will not require us to expend substantial funds.
Competition
The chiropractic industry is highly fragmented. According to the September 2024 IBIS market research report, the Top 50 industry practices accounted for only 4% of total industry revenue. Our competitors include approximately 38,245 independent chiropractic offices currently open throughout the United States, according to a 2024 Kentley Insights market research report, as well as certain multi-unit operators. We may also face competition from traditional medical practices, outpatient clinics, physical therapists, med-spas, massage therapists and sellers of devices intended for home use to address back and joint discomfort. Our four largest multi-unit competitors are Airrosti, HealthSource Chiropractic, 100% Chiropractic and ChiroOne all of which are insurance-based models.
We have identified six competitors who are attempting to duplicate our cash-only, low cost, appointment-free model. Based on publicly available information, five of these competitors each operate fewer than 15 clinics as franchises, and the largest competitor operated 34 clinics as franchises as of December 31, 2024. We anticipate that other direct competitors will join our industry as our visibility, reputation and perceived advantages become more widely known. We believe our first mover advantage, proprietary operations systems and strong unit level economics will continue to accelerate our growth even with the spawning of additional competition.
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
Workforce
As of December 31, 2024, we and our consolidated VIEs employed approximately 443 persons on a full-time basis and approximately 293 persons on a part-time basis. None of our employees are members of unions or participate in other collective bargaining arrangements.
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
Facilities
We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of December 31, 2024, we leased 129 facilities in which we currently operate or manage, with our corporate headquarters being the only leased property that will remain after the completion of our refranchising strategy. We are obligated under one additional lease for facilities in which we have ceased clinic operations.
Our corporate headquarters are located at 16767 N. Perimeter Center Drive, Suite 110, Scottsdale, Arizona 85260. The term of our lease for this location expires on December 31, 2025. In February 2025, we executed an amendment to the lease agreement to extend the term of our lease commencing January 1, 2026 and terminating on May 31, 2031. The primary functions performed at our corporate headquarters are finance and accounting, treasury, marketing, operations, human resources, information systems support, and legal.
We are also obligated under non-cancellable leases for the clinics which we own or manage. Our clinics are on average 1,200 square feet. Our clinic leases generally have an initial term of five years, include one to two options to renew for terms of five years, and require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs.
As of December 31, 2024, we had 967 franchised or company-owned or managed clinics in operation in 41 states and the District of Columbia. All of our locations are leased.
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
The primary inflationary factor affecting our operations is labor costs. Beginning in the fourth quarter of 2021 and through 2024, company-owned or managed clinics were negatively impacted by wage increases, which increased our general and administrative expenses and decreased profitability. A significant number of our clinic service personnel are paid at rates related to the applicable minimum wage, and increases in the minimum wage could increase our labor costs. As of January 1, 2024, the minimum wage increased in a number of states, the District of Columbia and local municipalities, with many of these wage increases triggered automatically by increases in the cost of living due to high inflation. Such wage increases likely will further increase our general and administrative expenses in the affected jurisdictions. A continued increase in labor costs is likely to continue to have an adverse impact on profitability and may result in additional price increases to offset their impact. Further, should we fail to continue to increase our wages competitively in response to any continued increase in wage rates, the quality of our workforce could decline, causing our patient services to suffer.
In addition to relief and recovery, our services emphasize preventive and maintenance care, which is generally not a medical necessity, and may be viewed as a discretionary medical expenditure. Discretionary spending is negatively impacted by, among other things, those factors disclosed in this Form 10-K under the caption “Recent Events” in Management’s Discussion and Analysis of Financial Condition and Results of Operations -- unfavorable global economic or political conditions, such as labor shortages, inflation and other cost increases, and increases in interest rates. As further disclosed under the aforementioned caption, we anticipate that fiscal 2025 will continue to be a volatile macroeconomic environment and expect elevated levels of cost inflation to persist for 2025. Reductions in discretionary spending may adversely impact our business, financial condition, or results of operations. Rising interest rates also will make it more expensive for potential franchisees to finance new clinic acquisitions and thus may reduce the pool of available franchisees, which also could adversely impact our business.
In the event that a continued deterioration of economic conditions causes a significant decrease in demand for our services, this could negatively impact our ability to meet the financial covenants in our credit facility, although we were in compliance as of December 31, 2024. Furthermore, a deterioration of equity and credit markets may make other debt or equity financing difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, may be more costly or more dilutive. If we are unable to access our credit facility as a result of noncompliance with its covenants or are unable to obtain other debt or equity financing, this could limit our opportunity to acquire more clinics and regional developer rights and to pursue other corporate initiatives.
New clinics, once opened, may not be profitable, and the increases in average clinic sales and comparable clinic sales that our franchisees have experienced in the past may not be indicative of future results.
Our clinics continue to demonstrate increases in comparable clinic sales even as they mature. Our annual Comp Sales for the full year 2024, for clinics that have been open for at least 13 full months, was 4%. However, for clinics that have been open for greater than 48 months, our annual Comp Sales for the full 2024 year was (2)%. As such, we cannot assure you that increases in comparable clinic sales will continue for our existing clinics or that clinics that are opened in the future will see similar results. In new markets, the length of time before average sales for new clinics stabilize is less predictable and can be longer than we expect because of our limited knowledge of these markets and consumers’ limited awareness of our brand. New clinics may not be profitable, and their sales performance may not follow historical patterns. In addition, our average clinic sales and comparable clinic sales for existing clinics may deteriorate from the rates achieved over the past several years. Our ability to operate new franchisee clinics profitably and increase average clinic sales and comparable clinic sales depends on many factors, some of which are beyond our control, including: (i) consumer awareness and understanding of our brand and changes in consumer preferences and discretionary spending; (ii) general economic conditions, which can affect clinic traffic, local rent and labor costs and prices we pay for the supplies we use; (iii) competition, either from our competitors in the chiropractic industry or our own and our franchisees’ clinics; (iv) the identification and availability of attractive sites for new facilities and the anticipated commercial, residential and infrastructure development near our new facilities; (v) changes in government regulation; (vi) in certain regions, decreases in demand for our services due to inclement weather; and (vii) other unanticipated increases in costs, any of which could give rise to delays or cost overruns.
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
Our expansion into new markets may be more costly and difficult than we currently anticipate, which would result in slower growth than we expect.
Clinics our franchisees open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy, marketing or operating costs than clinics opened in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. If we do not successfully execute our plans to enter new markets, our business, financial condition and results of operations could be materially adversely affected

Opening new clinics in existing markets may negatively affect revenue at existing clinics.
The target area of our franchised clinics varies by location and depends on a number of factors, including population density, other available retail services, area demographics and geography. As a result, the opening of a new clinic in or near markets in which our franchisees already have clinics could adversely affect the revenues of those existing clinics. Existing clinics could also make it more difficult to build the patient base for a new clinic in the same market. Our business strategy does not entail opening new franchised clinics that we believe will materially affect revenue at existing clinics, but we may selectively open new franchised clinics in and around areas of existing clinics that are operating at or near capacity to effectively serve the patients. Revenue “cannibalization” between clinics may become significant in the future as we continue to expand our operations and could affect our revenue growth, which could, in turn, adversely affect our business, financial condition and results of operations.
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
We do not own, and we do not intend to own, any of the real property where our company-owned or managed clinics operate. We anticipate that our leases generally will have an initial term of five or ten years and generally can be extended only in five-year increments (at increased rates). We expect that all of our leases will require a fixed annual rent, although some may require the payment of additional rent if clinic sales exceed a negotiated amount. We expect that our leases will typically be net leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities, and that these leases will not be cancellable by us. If a future company-owned or managed clinic is not profitable, resulting in its closure, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. These risks are heightened as we continue to increase our refranchising efforts which may adversely affect our financial condition or results of operations. In addition, we are secondarily liable on certain franchisees’ clinic lease agreements, including lease agreements that we have guaranteed or assigned to franchisees, and our operating results and/or growth prospects could be impacted by any rent obligations to the extent such franchisees default on these lease agreements.
Changes in economic conditions and adverse weather and other unforeseen conditions could materially affect our ability to maintain or increase sales at our clinics.
Our services emphasize maintenance therapy, which is generally not a medical necessity, and should be viewed as a discretionary medical expenditure. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. As noted in a previous risk factor, the current period of high inflation, which is expected to persist through at least 2025, is likely to reduce consumer discretionary spending. Traffic in our clinics could decline if consumers choose to reduce the amount they spend on non-critical medical procedures. Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including reducing medical discretionary spending on a permanent basis. In addition, given our geographic concentrations in the West, Southwest, Southeast, and mid-Atlantic regions of the United States, economic conditions in those particular areas of the country could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters could materially adversely affect our business, financial condition and results of operations. All of our clinics depend on visibility and walk-in traffic, and the effects of adverse weather may decrease visits to malls in which our clinics are located and negatively impact our revenues. If clinic sales decrease, our profitability could decline as we spread fixed costs across a lower level of revenues. Reductions in staff levels and potential clinic closures could result from prolonged negative clinic sales, which could materially adversely affect our business, financial condition and results of operations.

RISKS RELATED TO USE OF THE FRANCHISE BUSINESS MODEL
Our dependence on the success of our franchisees exposes us to risks, including the loss of royalty revenue and harm to our brand.
A substantial portion of our revenues comes from royalties generated by our franchised clinics, which royalties are based on the revenues generated by those clinics. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of December 31, 2024, we had franchisees operating or managing 842 clinics. We rely on the performance of our franchisees in successfully opening and operating their clinics and paying royalties and other fees to us on a timely basis. Our franchise system subjects us to a number of risks as described here and in the next four risk factors. These risks include a significant further decline in our franchisees’ revenue, which occurred in 2020 as a result of the COVID-19 pandemic. Furthermore, in 2020, we took additional actions to support our franchisees that experienced challenges during the COVID-19 pandemic, further reducing our royalty revenues and other fees from franchisees. In 2020, for a period of time, we waived minimum royalty requirements, monthly software fees for clinics forced to close temporarily due to the pandemic, and minimum required marketing expenditures. We may need to re-implement, expand or extend these accommodations to franchisees, further reducing our revenues from franchised clinics and reducing the visibility of “The Joint” brand in the marketplace. Any new or re-implemented accommodations and the occurrence of any of the other events described here and in the next four risk factors could impact our ability to collect royalty payments from our franchisees, harm the goodwill associated with our brand, and materially adversely affect our business and results of operations.
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
Our franchise agreements specify a timetable for opening the clinic. Failure by our franchisees to open their clinics within the specified time limit would result in the reduction of royalty payments we would have otherwise received and could result in the termination of the franchise agreement. As of December 31, 2024, we had active licenses and letters-of-intent for 145 clinics which we believe to be developable within the specified time periods, but we cannot be certain of this.
Our regional developers are independent operators over whom we have limited control.
Our regional developers are independent operators. Accordingly, their actions are outside of our control. We depend upon our regional developers to sell a minimum number of franchises within their territories and to assist the purchasers of those franchises to develop and operate their clinics. The failure by regional developers to sell the specified minimum number of franchises within the time limits set forth in their regional developer license agreements would reduce the franchise fees we would otherwise receive, delay the payment of royalties to us and result in a potential event of default under the regional developer license agreement. Of our total of 16 regional developers as of December 31, 2024, six had not met their minimum franchise sales requirements within the time periods specified in their regional developer agreements.

FINANCIAL RISK FACTORS
Our level of debt could impair our financial condition and ability to operate.

As of December 31, 2024, we had access to draw $20.0 million under the Credit Agreement (defined at Note 6, Debt). Our level of debt could have important consequences to investors, including:
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

We are subject to the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require management to assess the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404, since as of December 31, 2023, we became an accelerated filer.

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

Long-lived assets, such as operating lease right-of-use (“ROU”) assets and property, plant and equipment in our corporate clinics, are tested for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying amount of a long-lived asset were to exceed its fair value, the asset would be written down to its fair value and an impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions or weaker operating results compared to our expectations may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potentially material impairment charge if we are unable to recover the carrying value of our long-lived assets.
Our increased reliance on sources of revenue other than from company-owned or managed clinics exposes us to risks including the loss of revenue and reduction of working capital.

As our portfolio of company-owned or managed clinics has matured, we have placed more reliance on revenues from company-owned or managed clinics. As we execute on our refranchising strategy, we will place a greater reliance on revenue from franchise fees and royalties. As company-owned or managed clinics are sold to franchisees, the total amount of revenue will decrease. In addition, the length of time to complete the refranchising efforts could be in excess of our current expectations, and result in increased levels of general and administrative expenses for longer than anticipated. We may experience insufficient working capital to fully implement our growth plans, and our business, financial condition and results of operations could be adversely affected.
We have experienced net losses and may not achieve or sustain profitability in the future.
We have experienced periods of net losses in the past, and while we have achieved profitability from 2018 through 2022, we have experienced net losses in both 2023 and 2024. As we execute on our refranchising strategy, the total amount of revenue will decrease and our ability to decrease our general and administrative expenses accordingly will drive our ability to achieve profitability in the future. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in Management’s Discussion and Analysis. If we are not able to achieve or sustain profitability, our business will be materially adversely affected and the price of our common stock may decline.

Any audit by the IRS with respect to our receipt of an employee retention credit (“ERC”) under The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) could result in additional taxes or costs to our company.

We received an ERC pursuant to the CARES Act. Please see Note 11, Employee Retention Credit in the Notes to the consolidated financial statements included in Item 8 of this Form 10-K for a description of the ERC. Our eligibility to receive the ERC remains subject to audit by the IRS for a period of five years. If the IRS audits us during that time, it may find that we were not eligible to receive some or all of the ERC, in which case we would be required to return some or all of the ERC to the IRS. Additionally, 20% of the ERC was paid to an outside third party as a consulting fee. In the event we are required to return some or all of the ERC, we may not be able to recoup the consulting fee.

RISKS RELATED TO INDUSTRY DYNAMICS AND COMPETITION
Our clinics and chiropractors compete for patients in a highly competitive environment that may make it more difficult to increase patient volumes and revenues.
The business of providing chiropractic services is highly competitive in each of the markets in which our clinics operate. The primary bases of such competition are quality of care, reputation, price of services, marketing and advertising strategy implementation, convenience, traffic flow, visibility of office locations, and hours of operation. Our clinics compete with all other chiropractors in their local market. Many of those chiropractors have established practices and reputations in their markets. Some of these competitors and potential competitors may have financial resources, affiliation models, reputations or management expertise that provide them with competitive advantages over us, which may make it difficult to compete against them. Our four largest multi-unit competitors are Airrosti, which currently operates 150 clinics; HealthSource Chiropractic, which currently operates 133 clinics; 100% Chiropractic, which currently operates 106 clinics; and ChiroOne, which currently operates 102 clinics. All of these competitors are currently operating under an insurance-based model, including two of which also accept private pay. In addition, a number of other chiropractic franchises and chiropractic practices that are attempting to duplicate or follow our business model are currently operating in our markets and in other parts of the country and may enter our existing markets in the future.
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
RISKS RELATED TO OTHER LEGAL AND REGULATORY MATTERS
Uncertainties with federal regulations under the new presidential administration expanding the meaning of “joint employer” and evolving state laws increase our potential liability for employment law violations by our franchisees and the likelihood that we may be required to participate in collective bargaining with our franchisees’ employees.
Please see “Part I, Item 1 - Business - Regulatory Environment – Joint Employer Rules” for a detailed description of the background and current status of federal and state “joint employer” laws and regulations.
As discussed in the above-cited section, the proposed rules issued under the NLRA and the withdrawal of the Trump-era rules issued under the FLSA include or reinstate expansive definitions of “joint employer,” which could be used to deem a franchisor to be a joint employer of a franchisee’s employees. In the event of a finding of joint employer status under the NLRA, a franchisor would be required to collectively bargain or otherwise deal with a union that does not represent the franchisor’s own employees, lose the protections against union picketing of neutral employers in the event of a labor disagreement between a franchisee and a franchisee’s employees, and share in liability for labor and employment violations committed by a franchisee. Under the reversion to a more expansive definition of “joint employer” under the FLSA, a franchisor could be held jointly liable with its franchisee for minimum wages and overtime pay violations by the franchisee, depending on the extent of control and supervision the franchisor is able to exercise over the franchisee’s employees. Furthermore, there is an expectation that new rules will be issued by the Equal Employment Opportunity Commission, similarly expanding “joint liability” with respect to the enforcement of anti-discrimination laws.

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
Recently, there has been an increased focus on unfair franchise practices. A policy from NASAA rejects the use of required representations or waivers of claims by franchisees in franchise agreements for the purpose of insulating a franchisor from liability in disputes related to alleged fraud or misrepresentations during the offer and sale of a franchise. It is expected that state regulators will follow NASAA’s guidance and limit their use, as California has already done. We risk exposure to unfair trade practice claims by state regulators if we try to use a franchisee’s representations in a manner that offends NASAA’s policy. The use of such offending representations also could increase the likelihood of successful lawsuits against us by our franchisees over claims of fraud or misrepresentation. Bills also have been introduced in Congress from time to time providing for protections of franchisee rights, including certain currently pending bills seeking to establish what are described as fair franchise practices. Compliance with new, complex and changing laws may cause our expenses to increase, and non-compliance with such laws could result in penalties or enforcement actions against us. Please see “Part I, Item 1 - Business - Regulatory Environment – Regulation relating to franchising” for a description of other federal and state regulation related to franchising.
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
The provision of chiropractic services by chiropractors entails an inherent risk of potential malpractice and other similar claims. While we do not have responsibility for compliance by affiliated PCs and their chiropractors with regulatory and other requirements directly applicable to chiropractors, claims, suits or complaints relating to services provided at the offices of our franchisees or affiliated PCs may be asserted against us. We have experienced a number of malpractice claims since our founding in March 2010, which we have defended or are vigorously defending and do not expect their outcome to have a material adverse effect on our business, financial condition or results of operations. The assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages. Although we maintain insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, and claims may exceed the amount of insurance coverage available to us. Our current minimum professional liability insurance coverage required for our franchisees, affiliated PCs and company-owned clinics is $1.0 million per occurrence and $3.0 million in annual aggregate. In addition, we have a corporate business owner’s policy with coverage of $2.0 million per occurrence and $4.0 million in annual aggregate. If we are unable to obtain adequate insurance, our franchisees or franchisee doctors fail to name our company as an additional insured party, or if there is an increase in the future cost of insurance to us and the chiropractors who provide chiropractic services or an increase in the amount we have to self-insure, there may be a material adverse effect on our business and financial results.
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
In addition, many states impose restrictions related to the confidentiality of personal information that apply more broadly than HIPAA. Please see “Part I, Item 1 – Business – Regulatory Environment – HIPAA and State Privacy and Breach Notification Rules” for a description of some of these state privacy rules. Such information may include certain identifying information and financial information of our patients. These state laws may impose notification requirements in the event of a breach of such personal information. Violations of these laws may result in criminal, civil and administrative sanctions and also may provide individuals with a private right of action with respect to disclosures of personal information. Failure to comply with such data confidentiality, security and breach notification laws may result in substantial monetary penalties or awards of damages.
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
We increasingly use electronic means to interact with our customers and collect, maintain and store individually identifiable information, including, but not limited to, personal financial information and health-related information. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of cyber terrorism, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Please see “Part I, Item 1 – Business – Regulatory Environment – HIPAA and State Privacy and Breach Notification Rules” for a description of the November 2022 data breach suffered by one of our vendors, which resulted in the release of certain information with respect to our patients and employees. Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal and state levels as well as by certain financial industry groups, such as the Payment Card Industry organization. Federal, state and financial industry groups may also consider from time-to-time new privacy and security requirements that may apply to our businesses. Compliance with evolving privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of individually identifiable information that is housed in one or more of our databases. Noncompliance with privacy laws, financial industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive and/or confidential information, whether by us or by one of our vendors, could have material adverse effects on our business, operations, reputation and financial condition, including decreased revenue;

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
We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. Based on the self-assessment completed as of March 3, 2025, we are currently in compliance with the Payment Card Industry Data Security Standard, or PCI DSS, the payment card industry’s security standard for companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions. There is no guarantee that we will maintain PCI DSS compliance. Our failure to comply fully with PCI DSS in the future could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also could subject us to fines, penalties, damages and civil liability and could result in the suspension or loss of our ability to accept credit and debit card payments. Although we do not store credit card information and we do not have access to our patients’ credit card information, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.
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

Short selling occurs when an investor borrows a security and sells it on the open market, with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares. Because it is in the short seller’s best interests for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding an issuer, its business prospects, and similar matters which may create a negative depiction of the company. This information is often widely distributed, including through platforms that mainly serve as hosts seeking advertising revenue. Issuers who have limited trading volumes and are thus susceptible to higher volatility levels than large-cap stocks can be particularly vulnerable to such short seller attacks.
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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2024, we had 15,159,878 outstanding shares of common stock and are authorized to sell up to 20,000,000 shares of common stock. The trading volume of shares of our common stock averaged approximately 65,747 shares per day during the year ended December 31, 2024. Accordingly, sales of even small amounts of shares of our common stock by existing stockholders may drive down the trading price of our common stock.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Our Chief Technology Officer (“CTO”) is responsible for cybersecurity within our company, including information technology risks, controls, strategies and procedures. The Cybersecurity Subcommittee of the Board of Directors oversees cybersecurity for our company and meets with the CTO at least quarterly to discuss the status of cybersecurity efforts as well as any security incidents. Cybersecurity Subcommittee materials are provided to the Audit Committee as well as the full Board of Directors. The members of the Cybersecurity Subcommittee brings at least 40 years of expertise and executive-level experience in information technology and cybersecurity to successfully support the CTO to maintain strong a cybersecurity strategy within our company. The Board of Directors believes that a strong cyber strategy based on industry accepted best practices is vital to protect our business, customers and assets.

Our CTO Leverages more than 20 years of technology experience in the healthcare and financial services industries involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and managing within highly regulated global environments. He has managed technology compliance under the regulatory governance of frameworks such as HIPAA, GDPR, FDA, CCPA and TJC Hospital Accreditation. Management has responsibility to manage risk and bring to the Board’s attention the most material near-term and long-term risks to the Company. The Company’s CTO leads management’s assessment and management of cybersecurity risk. The CTO reports to the Company’s Chief Executive Officer. The CTO regularly reviews cybersecurity matters with management.

A dedicated team of technology professionals works throughout the year to monitor all matters of risk relating to cybersecurity. We completed our ISO 27001 Information Security Management certification project culminating in a primary and secondary audit against the standard. We expect to complete the final remediation and updates to policies and procedures and achieve our certification in March 2025. Additionally, we operate and are compliant under the following provisions: HIPAA attestation for the HIPAA Security Rule and the Health Information Technology for Economic and Clinical Health Act (HITECH) Breach Notification requirements.

Vendors that have access to our information are required to manage such information in accordance with laws and appropriate privacy and security standards. Standards are applied on a per-contract basis and include requirements to have an information security program and report to us any incidents in which its confidential information or systems are compromised. Depending on the nature of the vendors’ access to our information, we monitor and evaluate the controls and governance established with the vendors ranging from a continuous cadence to at least quarterly.

We have not directly encountered any incidents from cybersecurity threats to date, but in November 2022, a breach was suffered by one of our vendors, which resulted in the release of certain information with respect to our patients and employees. This breach is discussed in more detail in Item 1. Business, under Regulatory Environment entitled "HIPAA and State Privacy and Breach Notification Rules". Based upon our investigation and the cooperation with our vendor, we believe the data breach did not have a material adverse effect on our business or result in any material damage to us and do not believe are reasonably likely to materially affect our business strategy, results of operations, or financial condition. Although we have not yet been materially impacted by any cybersecurity incident, we are subject to cybersecurity threats, as discussed in Item 1A. Risk Factors, including in the risk factor entitled “If we fail to properly maintain the integrity of our data or to strategically implement, upgrade or consolidate existing information systems, our reputation and business could be materially adversely affected” and “If our security systems are breached, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain patients”.

We annually assess our cybersecurity programs against third-party requirements, including HIPAA and the Sarbanes-Oxley Act (SOX). We test multiple aspects of cybersecurity regularly, including annual pen testing over our proprietary information systems and our technical recovery and incident response procedures annually.

We maintain a robust privacy compliance program. Employees receive periodic email communications, which train them to detect and report malware, ransomware and other malicious software and social engineering attempts that may compromise our information technology systems. In the second quarter of 2024, we implemented the KnowBe4 security training system and completed our first annual training in August 2024. In 2025, we plan to move to a quarterly testing regimen.

Currently, we rely on an established major incident management and communication process to address any potential cybersecurity incidents. This established process includes the use of third party partnerships to make available the distinct skill sets needed to assist in properly responding to any cybersecurity threat. We have established defined response procedures to effectively address any cyber threat that may occur regardless of the safeguards in place that minimize the chance of a successful cyberattack. The response procedures are designed to identify, analyze, contain and remediate such cyber incidents expeditiously. These procedures and approach to safeguard our information and assets will be continuously monitored by management and updated to evolve with the current cyber landscape in alignment with the ISO 27001 standard mentioned above.
ITEM 2.     PROPERTIES
We lease the property for our corporate headquarters and all of the properties on which we own or manage clinics. As of December 31, 2024, we leased 129 facilities in which we operate, with our corporate headquarters being the only leased property that will remain after the completion of our refranchising strategy. We are obligated under one additional lease for facilities in which we have ceased clinic operations.
Our corporate headquarters are located at 16767 N. Perimeter Center Drive, Suite 110, Scottsdale, Arizona 85260. The term of our lease for this location expires on December 31, 2025. In February 2025, we executed an amendment to the lease agreement to extend the term of our lease commencing January 1, 2026 and terminating on May 31, 2031. The primary functions performed at our corporate headquarters are financial, accounting, treasury, marketing, operations, human resources, information systems support and legal.
We are also obligated under non-cancellable leases for the clinics which we own or manage. Our clinics are on average 1,200 square feet. Our clinic leases generally have an initial term of five years, include one to two options to renew for terms of five years, and require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs.
ITEM 3.     LEGAL PROCEEDINGS
Information regarding our legal proceedings is discussed in Note 9 in the Notes to the consolidated financial statements, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Capital Market under the symbol “JYNT.”
Holders
As of December 31, 2024, there were approximately 36 holders of record of our common stock and 15,159,878 shares of our common stock outstanding.
Dividends
Since our initial public offering, we have not declared nor paid dividends on our common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future.
ITEM 6. [Reserved]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2024 and 2023 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information contained elsewhere in this Form 10-K.
Overview
We are a rapidly growing franchisor that uses a private pay, non-insurance, cash-based model. We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry. We delivered over 14.7 million patient visits in 2024, up from 13.6 million patient visits in 2023, generating over $530.3 million and $488 million of system-wide sales, respectively, across our highly franchised network. We will continue the rapid and franchised focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad. We saw 957,000 new patients in 2024, with approximately 36% of new patients visiting a chiropractor for the first time. We are not only increasing our percentage of market share, but are expanding the chiropractic market.
Key Performance Measures. We receive monthly performance reports from our system and our clinics, which include key performance indicators per clinic, including gross sales, Comp Sales, number of new patients, conversion percentage and member attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. System-wide Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. While gross sales from franchised clinics are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base.
Key Clinic Development Trends. As of December 31, 2024, we and our franchisees operated or managed 967 clinics, of which 842 were operated or managed by franchisees and 125 were operated as company-owned or managed clinics. Our franchisees opened 57 clinics during 2024. This compares to 114 clinics opened in 2023, 104 franchised clinics and 10 company-owned or managed clinics. Of the 125 company-owned or managed clinics at December 31, 2024, 58 were constructed and developed by us, and 67 were acquired from franchisees.

Our current strategy is to grow through the sale and development of additional franchises. After evaluating options for improvement, during 2023 the board authorized management to initiate a plan to refranchise or sell the majority of our company-owned or managed clinics. During the third quarter of 2024, the Company expanded the refranchising plan to include the full portfolio of our company-owned or managed clinics, marketing the clinics in large clusters grouped by geographic territory. This refined strategy will leverage our greatest strength — our capacity to build a franchise — to drive long-term growth for both our franchisees and The Joint as a public company. We have created a robust framework for the refranchising effort, organizing clinics into clusters, and generating comprehensive disclosure packets for marketing efficiency. We had given initial preference to existing franchisees and in the third quarter of 2024 expanded the marketing efforts to larger multi-unit, multi-brand operators and certain private equity firms interested in purchasing and operating large market-based clinic clusters and have received significant interest to date in most markets. Subsequent to the balance sheet date, we have received draft letters of intent (“LOIs”) for our full portfolio of company-owned or managed clinics and as of the filing of this Form 10-K are in the financial stages of LOI term negotiations.

Our goal will be to generate significant processes that will provide us with value creating capital allocation opportunities. These opportunities could include, but are not limited to, reinvestment in the brand and related marketing, continued investment in our IT platforms, the repurchase of RD territories, certain merger or acquisition opportunities and/or a stock repurchase program.

The number of franchise licenses sold for the year ended December 31, 2024 was 46, compared with 55 and 75 licenses for the years ended December 31, 2023 and 2022, respectively. We ended 2024 with 16 regional developers who were responsible for 30% of the 46 licenses sold during the year. We will continue to leverage the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
We believe that we continue to have a sound business concept and will benefit from the fundamental changes taking place in the manner in which Americans access chiropractic care and their growing interest in seeking effective, affordable natural solutions for general wellness. These trends join with the preference we have seen among chiropractic doctors to reject the insurance-based model produce a combination that benefits the consumer and the service provider alike. We believe that these forces create an important opportunity to accelerate the growth of our network.

Default Under Credit Agreement

On September 8, 2023, JP Morgan Chase waived, on a one-time only basis, a default that occurred under the Credit Agreement. The default occurred as of the close of business on September 6, 2023. The default resulted from our inability to deliver in a timely manner the financial statements in its Quarterly Report on Form 10-Q for the period ended June 30, 2023 (the “2023 Q2 10-Q”). Our inability to produce and file the 2023 Q2 10-Q in a timely manner (which filing constitutes delivery to JP Morgan Chase of our financial statements) was the result of the discovery of errors in the GAAP accounting treatment for reacquired regional developer rights and for transfer pricing for our VIEs. JP Morgan Chase waived this default until September 30, 2023. The filing of our 2023 Q2 10-Q on September 26, 2023 cured the default.

Recent Events

Recent events that may impact our business include unfavorable global economic or political conditions, such as uncertainties that come with changes to the presidential administration, labor shortages, and inflation and other cost increases. We anticipate that 2025 will continue to be a volatile macroeconomic environment.

The primary inflationary factor affecting our operations is labor costs. In 2023 and 2024, clinics owned or managed by us or our franchisees were negatively impacted by labor shortages and wage increases, which increased our general and administrative expenses. Further, should we fail to continue to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our patient service to suffer. While we anticipate that these continued headwinds can be partially mitigated by pricing actions, there can be no assurance that we will be able to continue to take such pricing actions. A continued increase in labor costs could have an adverse effect on our operating costs, financial condition and results of operations.

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
Significant Events and/or Recent Developments
For the year ended December 31, 2024:
•Comp Sales of clinics that have been open for at least 13 full months increased 4%.
•Comp Sales for mature clinics open 48 months or more decreased 2%.
•System-wide sales for all clinics open for any amount of time grew 9% to $530.3 million.

We saw 957,000 new patients in 2024, compared with 932,000 new patients in 2023, with approximately 36% of new patients having never been to a chiropractor before. We are not only increasing our percentage of market share, but expanding the chiropractic market.
On June 24, 2024, we entered into an agreement pursuant to which we repurchased the right to develop franchises in various counties in Maryland. The total consideration for the transaction was $0.6 million. We carried an upfront regional developer fee liability balance associated with this transaction of $0.1 million, representing the unrecognized fee collected upon the execution of the regional developer agreement. We accounted for the termination of development rights associated with unsold or undeveloped franchises as a cancellation, and the associated upfront regional developer fee liability was netted against the aggregate purchase price. We recognized the net amount of $0.5 million as a general and administrative expense for the year ended December 31, 2024.
Effective October 10, 2024, Peter D. Holt resigned as the President and Chief Executive Officer of the Company and as a member of the Company’s Board of Directors.
Effective October 14, 2024, the Board of Directors of the Company appointed Sanjiv Razdan as President and Chief Executive Officer of the Company and as a member of the Company’s Board of Directors.
On November 6, 2023, we discussed certain strategic initiatives with the Board of Directors and were authorized to initiate a plan to refranchise the majority of our company-owned or managed clinics with plans to retain a small portion of high-performing clinics. During the third quarter of 2024, the Company, with the authorization of the Board of Directors, expanded the refranchising plan to include the full portfolio of our company-owned or managed clinics, marketing the clinics in clusters grouped by proximity to larger private equity firms. We had given initial preference to existing franchisees and in third quarter of 2024, we have expanded the marketing efforts to larger private equity firms interested in purchasing and operating large market-based clinic clusters and have received significant interest to date in most markets. Subsequent to the balance sheet date, we have received draft letters of intent (“LOIs”) for our full portfolio of company-owned or managed clinics and as of the filing of this Form 10-K are in the financial stages of LOI term negotiations.
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
Intangible Assets
Intangible assets consist primarily of reacquired franchise rights and customer relationships. We amortize the fair value of reacquired franchise rights over the remaining contractual terms of the reacquired franchise rights at the time of the acquisition, which range from one to ten years. The fair value of customer relationships is amortized over their estimated useful life which ranges from two to four years.
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises treated as a business combination under GAAP. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, we perform an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the years ended December 31, 2024 and 2023.
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
Revenue Recognition

We generate revenue through royalties, franchise fees, advertising fund contributions, IT-related income and computer software fees from our franchisees. Additionally, as we execute on our strategy to refranchise and divest from all of our company-owned and managed clinics, we generate revenue through our company-owned or managed clinics in Loss from discontinued operations before income tax expense.
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
We regularly assess the tax risk of our tax return filing positions, and we have identified $0.9 million and $1.2 million in uncertain tax positions as of December 31, 2024 and 2023, respectively.
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
Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our business segment: Franchise Operations. All financial results and metrics discussed below are on a continuing operation basis.
As discussed further in Note 3, Acquisitions and Divestitures, in the Notes to consolidated financial statements, during the fourth quarter of 2024, the Company classified its corporate clinic business segment as held for sale. The results of operations of the corporate clinic business segment are reported in (Loss) income from discontinued operations before income tax expense in its consolidated income statement for all periods presented and the related assets and liabilities associated with discontinued operations are classified as discontinued operation assets and liabilities, current and net of current, in the consolidated balance sheet for all periods presented. The consolidated statement of cash flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3, Acquisitions and Divestitures, in the Notes to consolidated financial statements.
Total Revenues
Components of revenues for the year ended December 31, 2024, as compared to the year ended December 31, 2023, were as follows:

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023

Revenues:
Royalty fees	32,144,796	29,160,832	2,983,964	10.2%
Franchise fees	2,997,850	2,882,895	114,955	4.0%
Advertising fund revenue	9,180,281	8,321,043	859,238	10.3%
Software fees	5,687,326	5,086,562	600,764	11.8%
Other revenues	1,886,352	1,526,145	360,207	23.6%
Total revenues	$51,896,605	$46,977,477	$4,919,128	10.5%
The reasons for the significant changes in our components of total revenues were as follows:
•Total revenues increased by $4.9 million, primarily due to the continued expansion and revenue growth of our franchise base.
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during 2024, along with continued sales growth in existing franchised clinics. As of December 31, 2024 and 2023, there were 842 and 800 franchised clinics in operation, respectively.
•Franchise fees revenue increased due to the continued increase in active franchise licenses and the impact of accelerated revenue recognition resulting from the terminated franchise license agreements, with 24 and 21 franchise license agreements terminated during the years ended December 31, 2024 and 2023, respectively.
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Other revenues primarily consisted of merchant income associated with credit card transactions and during the year ended December 31, 2024 also included conference fee revenue for our national franchisee conference held in 2024.
Cost of Revenues

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023

Cost of Revenues	$11,516,655	$10,480,645	$1,036,010	9.9%
For the year ended December 31, 2024, as compared with the year ended December 31, 2023, the total cost of revenues increased due to an increase in regional developer royalties and sales commissions.
Selling and Marketing Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023
Selling and Marketing Expenses	$10,923,342	$8,689,664	$2,233,678	25.7%
Selling and marketing expenses increased $2.2 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, driven by an increase in advertising fund expenditures from a larger franchise base and increased marketing expenditures expanding our franchise marketing efforts.

Depreciation and Amortization Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023

Depreciation and Amortization Expenses	$1,363,453	$1,278,148	$85,305	6.7%
Depreciation and amortization expenses increased $0.1 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to depreciation expenses related to development of internal use software made available for use in the first half of 2024.
General and Administrative Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023

General and Administrative Expenses	$29,833,570	$26,231,615	$3,601,955	13.7%
General and administrative expenses increased during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the increases in the following expenses to support the Company’s continued efforts in executing on its strategy to become a pure-play franchisor: (i) payroll and related expenses of $1.3 million; (ii) restructuring costs of $0.6 million; (iii) professional and advisory fees of $1.2 million primarily related to additional IT outsourced resources to support the Company’s proprietary chiropractic software and help desk; and (iv) accounting services expenses of $0.4 million. As a percentage of revenue, general and administrative expenses were 57% and 56% during the year ended December 31, 2024 and 2023, respectively.
Net Loss (Gain) on Disposition or Impairment

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023

Net Loss (Gain) on Disposition or Impairment	$14,642	$(20,894)	$35,536	(170.1)%
Net loss on disposition or impairment nominally changed for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to the disposal of property and equipment.
(Loss) Income from Operations

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023

(Loss) income from operations	$(1,755,057)	$318,299	$(2,073,356)	(651.4)%

Income from operations decreased by $2.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the following:
•an increase of $1.0 million related to the cost of revenue due to an increase in regional developer royalties and sales commissions,
•an increase of $2.2 million in selling and marketing expenses resulting from a larger franchise base and increased marketing expenditures expanding our franchise marketing efforts,
•an increase of $0.1 million in depreciation expenses related to additional development of internal use software made available for use in the first half of 2024,
•an increase of $3.6 million in general and administration expenses primarily due to (i) payroll and related expenses of $1.3 million; (ii) restructuring costs of $0.6 million; (iii) professional and advisory fees of $1.2 million primarily related to additional IT outsourced resources to support the Company’s proprietary chiropractic software and help desk; and (iv) accounting services expense of $0.4 million to support compliance requirements as a public company, partially offset by
•An increase of $4.9 million in total revenues due to an increase in the number of franchised clinics in operation, along with continued sales growth in existing franchised clinics.
Other Income (loss), Net

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023

Other income (loss), net	$280,287	$(64,293)	$344,580	(536.0)%
Other income (loss), net increased during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to decreased interest expense due to the pay down of the outstanding balance on our Debt under the Credit Agreement in the first quarter of 2024.
Income Tax Expense

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023

Income tax expense	$62,142	$11,023,411	$(10,961,269)	(99.4)%
For the years ended December 31, 2024 and 2023, the effective tax rates were (4.2)% and 4,339.9%, respectively. The fluctuation in the effective rate was primarily attributable to state taxes, including the change in rates, stock-based compensation, the officer’s compensation limit under Section 162(m), change in valuation allowance and uncertain tax positions during the year ended December 31, 2024, as compared to the year ended December 31, 2023.
The high effective tax rate for the year ended December 31, 2023 was primarily driven by the establishment of a valuation allowance against the Company’s deferred tax assets, resulting in a one-time increase in income tax expense. In contrast, the absence of this adjustment for the year ended December 31, 2024 led to an effective tax rate that remained within a more comparable range. Please see Note 8, Income Taxes, in the Notes to consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

Non-GAAP Financial Measures

The table below reconciles net loss from continuing operations to Adjusted EBITDA from continuing operations for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024			2023
	from Continuing Operations	from Discontinued Operations	Net Operations	from Continuing Operations	from Discontinued Operations	Net Operations
Non-GAAP Financial Data:
(Loss) Income	$(1,536,912)	$(6,992,931)	$(8,529,843)	$(10,769,405)	$1,017,208	$(9,752,197)
Net interest	(280,287)	2,114	(278,173)	64,293	3,168	67,461
Depreciation and amortization expense	1,363,453	3,358,684	4,722,137	1,278,148	7,304,055	8,582,203
Income tax expense	62,142	212,642	274,784	11,023,411	367,542	11,390,953
EBITDA	(391,604)	(3,419,491)	(3,811,095)	1,596,447	8,691,973	10,288,420
Stock compensation expense	1,679,005	—	1,679,005	1,737,682	—	1,737,682
Acquisition related expenses	478,710	—	478,710	811,547	61,667	873,214
Net loss on disposition or impairment	14,642	10,439,967	10,454,609	(20,894)	2,653,498	2,632,604
Costs related to restatement filings	—	—	—	380,221	—	380,221
Restructuring Costs	607,231	495,097	1,102,328	—	72,880	72,880
Litigation expenses	—	1,481,000	1,481,000	—	—	—
Other income related to the ERC	—	—	—	—	(3,779,304)	(3,779,304)
Adjusted EBITDA	$2,387,984	$8,996,573	$11,384,557	$4,505,003	$7,700,714	$12,205,717

Adjusted EBITDA from continuing operations consists of net loss from continuing operations before interest, income taxes, depreciation and amortization, acquisition related expenses (which includes contract termination costs associated with reacquired regional developer rights), stock-based compensation expense, bargain purchase gain, (gain) loss on disposition or impairment, costs related to restatement filings, restructuring costs, and litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business). We have provided Adjusted EBITDA, a non-GAAP measure of financial performance because it is commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.
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

•.Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
•.Adjusted EBITDA does not reflect the (gain) loss on disposition or impairment, which represents the impairment of assets as of the reporting date. We do not consider this to be indicative of our ongoing operations; and
•.While not included in the presented periods, Adjusted EBITDA would not reflect any bargain purchase gain, which would represent the excess of the fair value of net assets acquired over the purchase consideration.
Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. You should review the reconciliation of Net loss to Adjusted EBITDA above and not rely on any single financial measure to evaluate our business.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2024, we had cash and short-term bank deposits of $25.1 million. We generated $9.4 million of cash flow from operating activities from both continuing and discontinued operations in the year ended December 31, 2024. While unfavorable global economic or political conditions create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next 12 months.
While the interruptions, delays and/or cost increases resulting from political instability and geopolitical tensions, adverse weather conditions, economic weakness, inflationary pressures, increase in interest rates and other factors have created uncertainty as to general economic conditions for 2025, as of the date of this Form 10-K, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For 2025, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. If the equity and credit markets deteriorate, including as a result of economic weakness, political unrest or war, or any other reason, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Given the ongoing uncertainties described above, the levels of our cash flows from operations for 2025 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities for both continuing and discontinued operations was $9.4 million for the year ended December 31, 2024, compared to net cash provided by operating activities for both continuing and discontinued operations of $14.7 million for the year ended December 31, 2023. The decrease was primarily attributable to the decrease in net income, net of non-cash charges, from both continuing and discontinued operations in the year ended December 31, 2024 of $8.3 million versus $13.9 million in the prior year period offset by the increases in operating assets and liabilities of $1.2 million in the year ended December 31, 2024 versus $0.8 million in the prior year period. The increase in operating assets and liabilities from both continuing and discontinued operations for the year ended December 31, 2024 is primarily attributable to (i) an increase in accrued expenses of $4.6 million, mainly driven by accruals relating to two litigation settlements, (ii) an increase in accounts receivable of $1.6 million primarily related to a receivable recorded from the Company’s insurance related to medical injury claim settlement, and (iii) an increase in payroll liabilities of $2.4 million, mostly due to the short-term incentive compensation accrual in the current year (without the comparable accrual as of December 31, 2023), payroll cycle timing and restructuring cost accruals. These increases in operating assets and liabilities were partially offset by the decreases in (i) operating lease liabilities of $3.8 million related to monthly rent payments against the lease liabilities held for sale, (ii) a decrease in deferred revenue of $0.6 million and a decrease in deferred franchise cost of $0.5 million both primarily related to the decreased sales of franchise licenses during the year, and (iii) a decrease in upfront regional developer fees of $0.4 million.

Cash provided by operating activities is subject to variability period over period as a result of the timing of collections and payments related to accounts receivable, accrued expenses, and other operating assets and liabilities. Royalties and other fees are collected from our franchisees semi-monthly, two working days after each sales period has ended.
Net cash used in investing activities was $0.6 million and $6.2 million during the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, this included purchases of property and equipment for $1.2 million partially offset by proceeds from the sale of company-owned and managed clinics of $0.6 million. For the year ended December 31, 2023, this included clinic acquisitions for $1.2 million and purchases of property and equipment for $5.0 million.
Net cash used for financing activities was $2.0 million and net cash provided by financing activities was $0.2 million during the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, this related to the repayment of debt under the Credit Agreement of $2.0 million. For the year ended December 31, 2023, this included proceeds from the exercise of stock options of $0.2 million.
The following table summarizes our material contractual obligations from continuing operations at December 31, 2024 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:
Material Contractual Cash Requirements from Continuing Operations

	Payments Due by Fiscal Year
	Total	2025	2026	2027	2028	2029	Thereafter
Operating leases	$460,056	460,056	—	—	—	—	—

Recent Accounting Pronouncements
Please see Note 1, Nature of Operations and Summary of Significant Accounting Policies in the Notes to consolidated financial statements included in Item 8 of this Form 10-K for information regarding recently issued accounting pronouncements that may impact our financial statements.
Off-Balance Sheet Arrangements
During the year ended December 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of December 31, 2024 include cash and cash equivalents and short-term borrowings. A portion of our cash is affected by short-term interest rates, which are currently low. Given the low interest income generated from our cash, any reduction in interest rates would not have a material impact on our interest income.

Borrowings under the Credit Agreement bear interest at a rate equal to an applicable margin plus a variable rate. As such, the Revolver exposes us to market risk for changes in interest rates. As we do not maintain a debt position under the Credit Agreement as of December 31, 2024, the effect of a change in interest rates would not have an impact to our interest expense.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Joint Corp.
Scottsdale, Arizona
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Joint Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets Held for Sale

As described in Notes 3 and 5 to the consolidated financial statements, the Company recorded an estimated net loss on disposal on assets and liabilities held for sale of $7.2 million for the year ended December 31, 2024. Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. The estimated fair values of the certain long-lived assets, including company-owned or managed clinics, are based upon a multiple earnings assumption using historical financial performance of the clinic and historical acquisition trends based on previous reacquired franchise clinic purchases.

We identified the impairment of long-lived assets held for sale as a critical audit matter. Significant judgments are required to be made by management to determine the fair value for company-owned or managed clinics, including a multiple earnings assumption. Auditing management’s assumption used in the impairment of long-lived assets held for sale involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter and the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of the multiple earnings assumption by comparing to historical acquisitions of previous reacquired franchise clinic purchases.
•Utilizing professionals with specialized skill and knowledge to assist in assessing the reasonableness of the multiple earnings assumption.

Impairment of Goodwill - Corporate Clinic Reporting Unit

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $8.5 million as of December 31, 2024. The Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if a triggering event occurs. During the fourth quarter of 2024, the Company determined it was necessary to re-evaluate goodwill of the corporate clinics reporting unit due to the reporting unit meeting the criteria to be classified as a discontinued operation at December 31, 2024.

We identified the impairment of goodwill specific to the corporate clinic reporting unit as a critical audit matter. Significant judgments are required to be made by management to determine the fair value for the corporate clinic reporting unit, including a multiple earnings assumption. Auditing management’s assumption used in the impairment assessment of goodwill involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter and the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of the multiple earnings assumption by comparing to historical acquisitions of previous reacquired franchise clinic purchases.
•Utilizing professionals with specialized skill and knowledge to assist in assessing the reasonableness of the multiple earnings assumption.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
Phoenix, Arizona

March 13, 2025

THE JOINT CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$25,051,355	$18,153,609
Restricted cash	945,081	1,060,683
Accounts receivable, net	2,586,381	2,580,589
Deferred franchise and regional development costs, current portion	1,055,582	1,047,430
Prepaid expenses and other current assets	1,729,079	1,844,340
Discontinued operations current assets ($1.1 million attributable to VIEs as of December 31, 2024)	40,827,044	19,648,887
Total current assets	72,194,522	44,335,538
Property and equipment, net	3,166,882	3,805,887
Operating lease right-of-use asset	245,384	466,268
Deferred franchise and regional development costs, net of current portion	4,513,891	5,203,936
Discontinued operations noncurrent assets ($1.1 million attributable to VIEs as of December 31, 2023)	—	33,142,084
Deposits and other assets	300,779	254,299
Total assets	$80,421,458	$87,208,012

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,750,938	$1,253,816
Accrued expenses	1,505,827	1,157,822
Co-op funds liability	945,082	1,060,683
Payroll liabilities	3,551,173	858,862
Operating lease liability, current portion	448,285	412,601
Deferred franchise fee revenue, current portion	2,546,926	2,516,554
Upfront regional developer fees, current portion	288,095	362,326
Other current liabilities	603,250	483,249
Discontinued operations current liabilities ($7.1 million and $5.9 million attributable to VIEs as of December 31, 2024 and 2023)	37,714,200	25,468,169
Total current liabilities	49,353,776	33,574,082
Operating lease liability, net of current portion	—	448,308
Debt under the Credit Agreement	—	2,000,000
Deferred franchise fee revenue, net of current portion	12,450,179	13,597,325
Upfront regional developer fees, net of current portion	672,334	1,019,316
Discontinued operations liabilities, net of current portion ($1.2 million attributable to VIEs as of December 31, 2023)	—	11,739,946
Deferred tax liabilities	—	57,153
Total liabilities	62,476,289	62,436,130
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 15,192,893 shares issued and 15,159,878 shares outstanding as of December 31, 2024 and 14,783,757 shares issued and 14,751,633 outstanding as of December 31, 2023	15,192	14,783
Additional paid-in capital	49,210,455	47,498,151
Treasury stock 33,015 shares as of December 31, 2024 and 32,124 shares as of December 31, 2023, at cost	(870,058)	(860,475)
Accumulated deficit	(30,435,420)	(21,905,577)

	December 31, 2024	December 31, 2023
Total The Joint Corp. stockholders’ equity	17,920,169	24,746,882
Non-controlling Interest	25,000	25,000
Total equity	17,945,169	24,771,882
Total liabilities and stockholders’ equity	$80,421,458	$87,208,012
See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2024	2023
Revenues:
Royalty fees	32,144,796	29,160,832
Franchise fees	2,997,850	2,882,895
Advertising fund revenue	9,180,281	8,321,043
Software fees	5,687,326	5,086,562
Other revenues	1,886,352	1,526,145
Total revenues	51,896,605	46,977,477
Cost of revenues:
Franchise and regional developer cost of revenues	10,063,644	9,063,375
IT cost of revenues	1,453,011	1,417,270
Total cost of revenues	11,516,655	10,480,645
Selling and marketing expenses	10,923,342	8,689,664
Depreciation and amortization	1,363,453	1,278,148
General and administrative expenses	29,833,570	26,231,615
Total selling, general and administrative expenses	42,120,365	36,199,427
Net loss (gain) on disposition or impairment	14,642	(20,894)
(Loss) income from operations	(1,755,057)	318,299
Other (income) loss, net	(280,287)	64,293
(Loss) income before income tax expense	(1,474,770)	254,006
Income tax expense	62,142	11,023,411
Net loss from continuing operations	$(1,536,912)	$(10,769,405)
Discontinued Operations:
(Loss) income from discontinued operations before income tax expense	(6,780,289)	1,384,750
Income tax expense from discontinued operations	212,642	367,542
Net (loss) income from discontinued operations	(6,992,931)	1,017,208

Net loss	$(8,529,843)	$(9,752,197)

Net loss from continuing operations per common share:
Basic	$(0.10)	$(0.73)
Diluted	$(0.10)	$(0.72)
Net (loss) income from discontinued operations per common share:
Basic	$(0.47)	$0.07
Diluted	$(0.46)	$0.07
Net loss per common share:
Basic	$(0.57)	$(0.66)
Diluted	$(0.56)	$(0.65)

Basic weighted average shares outstanding	14,919,091	14,688,115
Diluted weighted average shares outstanding	15,147,247	14,935,217

See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount		Total The Joint Corp. stockholder's equity	Non-controlling Interest	Total
Balances, December 31, 2022	14,560,353	$14,560	$45,558,305	31,866	$(856,642)	$(12,153,380)	$32,562,843	$25,000	$32,587,843
Stock-based compensation expense	—	—	1,737,682	—	—	—	1,737,682	—	1,737,682
Issuance of restricted stock	197,781	198	(198)	—	—	—	—	—	—
Exercise of stock options	25,623	25	202,362	—	—	—	202,387	—	202,387
Purchases of treasury stock under employee stock plans	—	—	—	258	(3,833)	—	(3,833)	—	(3,833)
Net loss	—	—	—	—	—	(9,752,197)	(9,752,197)	—	(9,752,197)
Balances, December 31, 2023	14,783,757	14,783	47,498,151	32,124	(860,475)	(21,905,577)	24,746,882	25,000	24,771,882
Stock-based compensation expense	—	—	1,679,005	—	—	—	1,679,005	—	1,679,005
Issuance of restricted stock	181,184	181	(181)	—	—	—	—	—	—
Exercise of stock options	227,952	228	33,480	—	—	—	33,708	—	33,708
Purchases of treasury stock under employee stock plans	—	—	—	891	(9,583)	—	(9,583)	—	(9,583)
Net loss	—	—	—	—	—	(8,529,843)	(8,529,843)	—	(8,529,843)
Balances, Balances, December 31, 2024	15,192,893	$15,192	$49,210,455	33,015	$(870,058)	$(30,435,420)	$17,920,169	$25,000	$17,945,169

See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(8,529,843)	$(9,752,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,722,137	8,582,203
Net loss on disposition or impairment (non-cash portion)	10,454,609	2,632,604
Net franchise fees recognized upon termination of franchise agreements	(239,335)	(217,827)
Deferred income taxes	(55,556)	10,896,504
Provision for credit losses on accounts receivable	220,893	—
Stock based compensation expense	1,679,005	1,737,682
Changes in operating assets and liabilities:
Accounts receivable	(1,645,078)	192,348
Prepaid expenses and other current assets	160,082	(341,478)
Deferred franchise costs	499,285	355,952
Deposits and other assets	8,827	1,492
Accounts payable	68,258	(1,381,836)
Accrued expenses	4,609,759	793,679
Payroll liabilities	2,398,765	1,455,234
Operating lease liabilities	(3,796,648)	(107,735)
Upfront regional developer fees	(421,213)	(598,778)
Deferred revenue	(597,489)	301,095
Other liabilities	(121,408)	128,647
Net cash provided by operating activities	9,415,050	14,677,589

Cash flows from investing activities:
Acquisition of CA clinics	—	(1,188,765)
Proceeds from sale of clinics	554,100	—
Purchase of property and equipment	(1,185,647)	(4,999,070)
Net cash used in investing activities	(631,547)	(6,187,835)

Cash flows from financing activities:
Payments of finance lease obligation	(25,484)	(24,432)
Purchases of treasury stock under employee stock plans	(9,583)	(3,833)
Proceeds from exercise of stock options	33,708	202,386
Repayment of debt under the Credit Agreement	(2,000,000)	—
Net cash (used in) provided by financing activities	(2,001,359)	174,121

Increase in cash	6,782,144	8,663,875
Cash, cash equivalents and restricted cash, beginning of period	19,214,292	10,550,417
Cash, cash equivalents and restricted cash, end of period	$25,996,436	$19,214,292

	December 31, 2024	December 31, 2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,051,355	$18,153,609
Restricted cash	945,081	1,060,683
	$25,996,436	$19,214,292

Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Year Ended December 31,
	2024	2023
Net cash paid for:
Interest	$69,445	$173,062
Income taxes	$610,492	$569,765
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$124,699	$140,055
Stock option exercise receivable	$896,766	$—
Non-cash investment in acquisition of franchised clinics	$—	$28,997
See notes to consolidated financial statements.

THE JOINT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1:     Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These financial statements represent the consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses, other (expenses) income, and income taxes that are reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue, accounting for leases, and accounting for income taxes, see Note 2, Revenue Disclosures, Note 8, Income Taxes, and Note 9, Commitments and Contingencies.
The results of operations of the corporate clinic segment are reported in (Loss) income from discontinued operations before income tax expense in its consolidated income statement for all periods presented and the related assets and liabilities associated with discontinued operations are classified as discontinued operation assets and liabilities, current and noncurrent, in the consolidated balance sheets at December 31, 2024 and 2023. The consolidated statement of cash flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3, Acquisitions and Divestitures. All results and information in the consolidated financial statements are presented as continuing operations and exclude the corporate clinic segment unless otherwise noted specifically as discontinued operations. For additional information, refer to Note 3, Acquisitions and Divestitures.
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
Comprehensive Loss
Net loss and comprehensive loss are the same for the years ended December 31, 2024 and 2023.
Nature of Operations
The Joint Corp., a Delaware corporation, was formed on March 10, 2010 for the principal purpose of franchising, developing, selling regional developer rights, supporting the operations of franchised chiropractic clinics at locations throughout the United States of America. The franchising of chiropractic clinics is regulated by the Federal Trade Commission and various state authorities.
The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed for the years ended December 31, 2024 and 2023. All company-owned or managed clinics operations are recorded as discontinued operations:

	Year Ended December 31,
Franchised clinics:	2024	2023
Clinics open at beginning of year	800	712
Opened during the year	57	104
Acquired during the year	3	—
Sold during the year	—	(3)
Closed during the year	(18)	(13)
Clinics in operation at the end of the year	842	800

	Year Ended December 31,
Company-owned or managed clinics:	2024	2023
Clinics open at beginning of year	135	126
Opened during the year	—	10
Acquired during the year	—	3
Sold during the year	(3)	—
Closed during the year	(7)	(4)
Clinics in operation at the end of the year	125	135

Total clinics in operation at the end of the year	967	935

Clinic licenses sold but not yet developed	92	132
Executed letters of intent for future clinic licenses	53	40
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
The revenues of VIEs represent the revenues of company-managed clinics in states that prohibit the corporate practice of chiropractic. The Company’s involvement with VIEs affects its financial performance and cash flows primarily through amounts recorded as revenues from company-owned or managed clinics and general and administrative expenses, which are principally comprised of payroll and related expenses, merchant card fees and insurance expense, all of which are reported in (Loss) income from discontinued operations before income tax expense in its consolidated income statement. The management fees/income provided by the management agreements are considered intercompany transactions and therefore eliminated upon consolidation of VIEs.

VIE net income (including the management fee) of $1.4 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively, is included in (Loss) income from discontinued operations before income tax expense and income tax expense from discontinued operations in the consolidated income statements as follows:

	Year Ended December 31,
	2024	2023

Income from discontinued operations before income tax expense	1,641,325	1,505,635
Income tax expense from discontinued operations	212,642	310,388

The carrying amount of the VIEs’ assets and liabilities is included in discontinued operations as of December 31, 2024 and December 31, 2023, in the consolidated balance sheets as follows:

	December 31, 2024	December 31, 2023
Discontinued operations current assets	1,087,203	—
Discontinued operations noncurrent assets	—	1,088,801
Discontinued operations current liabilities	7,125,071	5,908,789
Discontinued operations liabilities, net of current portion	—	1,235,241
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all its cash in short-term bank deposits. The Company had no cash equivalents as of December 31, 2024 and 2023.
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
Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable primarily represent amounts due from franchisees for royalty and software fees. Receivables are unsecured; however, the franchise agreements provide the Company the right to withdraw funds from the franchisee’s bank account or to terminate the franchise for nonpayment. The Company records an allowance for credit losses as a reduction to its accounts receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of the Company’s franchisees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions, as well as the Company’s expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2024, the Company had a $0.2 million allowance for credit losses on accounts receivable. As of December 31, 2023, the Company had no allowance for credit losses on accounts receivable.
The following table provides a reconciliation of the activity related to the Company’s accounts receivable allowance for credit losses:

Accounts receivable allowance for credit losses
Balance at December 31, 2022	$—
Bad debt expense recognized during the year	—
Write-off of uncollectible amounts	—
Balance at December 31, 2023	$—
Bad debt expense recognized during the year	220,893
Write-off of uncollectible amounts	—
Balance at December 31, 2024	$220,893
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
Property and Equipment
Property and equipment are stated at cost and relate mostly to the corporate headquarters leasehold improvements, its furniture and fixtures and other office and computer equipment. Depreciation is computed using the straight-line method over estimated useful lives, which is generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. The Company recorded Net loss (gain) on disposition or impairment of $14,642 and $(20,894) in its consolidated income statement related to continuing operations property or equipment disposed of other than by sale or retired related to continuing operations for the years ended December 31, 2024 and December 31, 2023, respectively.
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
Leases
The Company leases property and equipment under operating and finance leases. The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio. The Company recognizes a right-of-use (“ROU”) asset and lease liability for all leases. The lease for its corporate office space is recognized as a ROU and lease liabiliy in its consolidated balance sheet as continuing operations while all other leases for each of the company-owend or managed clinics are reported in discontinued operations. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at the Company’s sole discretion and, as such, the Company typically determines that exercise of these renewal options is not reasonably certain. As a result, the Company does not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the ROU asset and lease liability. When available, the Company uses the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of its leases. In such cases, the Company estimates its incremental borrowing rate as the interest rate it would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease, and in a similar economic environment. The Company estimates these rates using available evidence such as rates imposed by third-party lenders to the Company in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to the Company’s estimated creditworthiness.
For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased corporate office space are expensed as incurred in general and administrative expenses on the consolidated income statements. Any variable costs associated with the leased property for company-owned or managed clinics are expensed as incurred and are included in (Loss) income from discontinued operations before income tax expense in its consolidated income statement.
During the year ended December 31, 2024, certain leases related to discontinued operations were terminated early with the landlord as a result of corporate clinic closures. The net losses to terminate the leases were recorded in (Loss) income from discontinued operations before income tax expense in its consolidated income statement of $0.4 million. No leases were terminated during the year ended December 31, 2023.
Intangible Assets
Intangible assets consist primarily of reacquired franchise rights and customer relationships. All of the Company’s intangible assets are reported in discontinued operations. The Company amortizes the fair value of reacquired franchise rights over the remaining contractual terms of the reacquired franchise rights at the time of the acquisition, which generally range from one to nine years. The fair value of customer relationships is amortized over their estimated useful life of two to four years.
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
During the fourth quarter of 2024, we determined it was necessary to re-evaluate goodwill of the corporate clinics reporting unit due to the reporting unit meeting the criteria to be classified as a discontinued operation at December 31, 2024. Therefore, we performed a quantitative assessment of the fair value of the reporting unit using a market approach with assumptions that are considered Level 3 inputs and concluded that the fair value of the corporate clinic reporting unit exceeded its carrying value. The fair value of the reporting unit was determined by applying a multiple earnings assumption using historical financial performance of the clinic and historical acquisition trends based on previous reacquired franchise clinic purchases.
No impairments of goodwill were recorded for the years ended December 31, 2024 and 2023.
Discontinued Operations
In determining whether a group of assets which has been disposed of (or is to be disposed of) should be presented as discontinued operations, the Company first analyzes whether the group of assets being disposed of represents a component of the entity or group of components of the entity. A component typically has historic operations and cash flows that are clearly distinguishable for both operations and financial reporting purposes. In addition, the Company considers whether the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. This strategic shift could include a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity.
The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. The assets and liabilities of a discontinued operation held for sale, other than goodwill, are measured at the lower of its carrying amount or fair value less cost to sell. When a portion of a reporting unit that constitutes a business is to be disposed of, the goodwill associated with that business is included in the carrying amount of the business based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. See Note 3, Acquisitions and Divestitures, for additional information.

Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. No impairment losses on long-lived assets were recognized from continuing operations during the years ended December 31, 2024 and 2023.
During the year ended December 31, 2024, certain long-lived assets groups classified as held and used were determined to not be recoverable and were written down from their carrying values to their respective fair values resulting in the following non-cash impairment losses which are included in (Loss) income from discontinued operations before income tax expense in the consolidated income statement.

	Year Ended December 31, 2024
	Carrying Value	Fair Value	Net loss on disposition or impairment related to discontinued operations

Property and equipment, net	$3,971,353	$2,795,190	$1,176,163
Operating lease right-of-use asset	6,483,393	5,014,771	1,468,622
Intangible assets, net	311,074	252,746	58,328
Total Net loss (income) on disposition or impairment related to discontinued operations			$2,703,113
During the year ended December 31, 2023, certain long-lived asset groups classified as held and used were determined to not be recoverable were written down from their carrying values to their respective fair values resulting in the following non-cash impairment losses which are included in (Loss) income from discontinued operations before income tax expense in the consolidated income statement.

	Year Ended December 31, 2023
	Carrying Value	Fair Value	Net loss on disposition or impairment related to discontinued operations

Property and equipment, net	$2,893,779	$1,233,438	$1,660,341
Operating lease right-of-use asset	$80,449	$—	$80,449
Total Net loss (income) on disposition or impairment related to discontinued operations			$1,740,790
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the clinics estimated fair values, the Company recorded an estimated net loss on disposal, which is included in (Loss) income from discontinued operations before income tax expense in the consolidated income statement:

	Years Ended
	2024	2023

Net loss (income) on disposition or impairment related to discontinued operations	$7,214,565	$657,620
A valuation allowance of $7.7 million and $0.7 million as of December 31, 2024 and 2023, respectively, are included in Discontinued operations current assets on the consolidated balance sheet.
The following table shows a reconciliation of the Company’s impairment losses and disposal gains and losses recorded in (Loss) income from discontinued operations before income tax expense for the years ended December 31, 2024 and 2023:

	Years Ended
	2024	2023

Impairment on long-lived assets held for use
Property and equipment, net	$1,176,163	$1,660,341
Operating lease right-of-use asset	1,468,622	80,449
Intangible assets, net	58,328	—
Impairment on assets held for sale
Assets held for sale	7,214,565	657,620
Loss on disposal of assets other than by sale
Property and equipment, net	161,057	255,088
Operating lease right-of-use asset	406,038	—
Loss (gain) on sale of assets	(44,807)	—
Total net loss on disposition or impairment related to discontinued operations	$10,439,966	$2,653,498
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
Revenue Recognition
The Company generates revenue primarily through company-owned or managed clinics and through royalties, franchise fees, advertising fund contributions, IT related income and computer software fees from its franchisees.
Revenues from Company-Owned or Managed Clinics. The Company earns revenues from clinics that it owns and operates or manages throughout the United States. Revenues from clinics that the Company owns and operates are recognized when services are performed and are related to discontinued operations. The Company offers a variety of membership and wellness packages which feature discounted pricing as compared with its single-visit pricing. Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed. Any unused visits associated with monthly memberships are recognized on a month-to-month basis. The Company recognizes a contract liability (or a deferred revenue liability) related to the prepaid treatment plans for which the Company has an ongoing performance obligation. The Company derecognizes this contract liability, and recognizes revenue, as the patient consumes his or her visits related to the package and the Company transfers its services. If the Company determines that it is not subject to unclaimed property laws for the portion of wellness package that it does not expect to be redeemed (referred to as “breakage”) then it recognizes breakage revenue in proportion to the pattern of exercised rights by the patient.
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
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $0.8 million and $0.4 million, for the years ended December 31, 2024 and 2023, respectively.
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
The Company applied the intra-period allocation rules under ASC 740-20-45-1 to allocate the tax provision between continuing operations and discontinued operations. The tax provision amount reported as Income tax expense and disclosed at Note 8, Income Taxes is all related to continuing operations and the remaining provision amount is allocated as discontinued operations and reported as Income tax expense from discontinued operations for the years ended December 31, 2024 and 2023.
The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has identified $0.9 million and $1.2 million in uncertain tax positions related to its VIEs in discontinued operations as of December 31, 2024 and 2023, respectively. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.
With exceptions due to the generation and utilization of net operating losses or credits, as of December 31, 2024, the Company is no longer subject to federal and state examinations by taxing authorities for tax years before 2021 and 2020, respectively.
(Loss) Earnings per Common Share
Basic (loss) earnings per common share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per common share is computed by giving effect to all potentially dilutive common shares including restricted stock and stock options.

	Year Ended December 31,
	2024	2023
Net loss from continuing operations	$(1,536,912)	$(10,769,405)
Net (loss) income from discontinued operations	$(6,992,931)	$1,017,208
Net loss	$(8,529,843)	$(9,752,197)

Weighted average common shares outstanding — basic	14,919,091	14,688,115
Effect of dilutive securities:
Unvested restricted stock and stock options	228,156	247,102
Weighted average common shares outstanding — diluted	15,147,247	14,935,217

(Loss) earnings per share:
Basic (loss) earnings per share:
Continuing operations	$(0.10)	$(0.73)
Discontinued operations	$(0.47)	$0.07
Net loss per share	$(0.57)	$(0.66)
Diluted (loss) earnings per share
Continuing operations	$(0.10)	$(0.72)
Discontinued operations	$(0.46)	$0.07
Net loss per share	$(0.56)	$(0.65)
Potentially dilutive securities excluded from the calculation of diluted net (loss) income per common share as the effect would be anti-dilutive were as follows:

	Year Ended December 31,
	2024	2023
Stock options	87,651	89,152
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
Retirement Benefit Plan
Employees of the Company are eligible to participate in a defined contribution retirement plan, the Joint Corp. 401(k) Retirement Plan (the “401(k) Plan”), under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute their eligible compensation, not to exceed the annual limits set by the IRS. The 401(k) Plan allows the Company to match participants’ contributions in an amount determined at the sole discretion of the Company. The Company matched participants’ contributions for the years ended December 31, 2024 and 2023, up to a maximum of 4% of the employee’s eligible compensation. Employer contributions for both continuing and discontinued operations totaled $635,038 and $570,877, for the years ended December 31, 2024 and 2023, respectively.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include loss contingencies, share-based compensations, useful lives and realizability of long-lived assets, deferred revenue and revenue recognition related to breakage, deferred franchise costs, calculation of ROU assets and liabilities related to leases, realizability of deferred tax assets, impairment of goodwill, intangible assets, other long-lived assets, and purchase price allocations and related valuations. Deferred revenue related to breakage, goodwill and intangible assets are related to discontinued operations. Refer to Note 3, Acquisitions and Divestitures for more information on discontinued operations.
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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within the reported measure(s) of a segment’s profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment’s profit or loss to assess performance and decide how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. We have adopted the ASU for the annual period 2024 and have identified no material effect on our consolidated financial statements or disclosures.

Note 2:    Revenue Disclosures
Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees
As of December 31, 2024, we had 842 franchised clinics in operation, 92 clinic licenses sold but not yet developed and 53 executed letters of intent for future clinic licenses. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
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

Disaggregation of Revenue
The Company believes that the captions contained on the consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the years ended December 31, 2024 and 2023. Other revenues primarily consist of merchant income associated with preferred vendor royalties associated with franchisees’ credit card transactions.
The following table shows the Company’s revenues disaggregated according to the timing of transfer of services:

	December 31,
	2024	2023
Revenue recognized at a point in time	$43,211,429	$39,008,020
Revenue recognized over time	$8,685,176	$7,969,457
Total Revenue	$51,896,605	$46,977,477
Rollforward of Accounts Receivable
Changes in the Company’s accounts receivable, net during the years ended December 31, 2024 and 2023 were as follows:

Accounts Receivable, Net
Balance at December 31, 2022	$2,388,163
Cash received against accounts receivable included at the beginning of the year	(2,170,108)
Net increase during the year ended December 31, 2023	2,362,534
Balance at December 31, 2023	$2,580,589
Cash received against accounts receivable included at the beginning of the year	(2,387,577)
Net increase during the year ended December 31, 2024	2,614,262
Allowance for credit losses	(220,893)
Balance at December 31, 2024	$2,586,381
Changes in the Company’s contract liability for deferred franchise fees during the years ended December 31, 2024 and 2023 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2022	$16,629,735
Revenue recognized that was included in the contract liability at the beginning of the year	(2,709,080)
Net increase during the year ended December 31, 2023	2,193,224
Balance at December 31, 2023	$16,113,879
Revenue recognized that was included in the contract liability at the beginning of the year	(2,841,085)
Net increase during the year ended December 31, 2024	1,724,311
Balance at December 31, 2024	$14,997,105

The Company’s deferred franchise and development costs represent capitalized sales commissions. Changes during the years ended December 31, 2024 and 2023 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2022	$6,761,738
Recognized as cost of revenue during the year	(1,135,592)
Net increase during the year ended December 31, 2023	625,220
Balance at December 31, 2023	$6,251,366
Recognized as cost of revenue during the year	(1,221,140)
Net increase during the year ended December 31, 2024	539,247
Balance at December 31, 2024	$5,569,473
The following table illustrates revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2024. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities expected to be recognized in	Amount
2025	$2,546,926
2026	2,458,740
2027	2,352,593
2028	2,187,901
2029	1,835,345
Thereafter	3,615,600
Total	$14,997,105

Note 3:    Acquisitions and Divestitures
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
Corporate Clinic Segment Divestiture
In 2023, the Company initiated plans to refranchise the majority of its company-owned or managed clinics with plans to retain a small portion of high-performing clinics. During the third quarter of 2024, the Company expanded the refranchising plan to include additional clinic markets of company-owned or managed clinics, marketing the clinics in clusters grouped by proximity to larger private equity firms. Because the Company has formalized a plan to sell its entire corporate clinic reportable segment, the Company has concluded that the overall refranchising plan represents a strategic shift that will have a major effect on the Company’s operations and financial results.
As of December 31, 2024, the corporate clinics classified as held for sale or already sold under the refranchising plan represent, in the aggregate, a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the results of the corporate clinic segment and its assets and liabilities are reported separately as discontinued operations in the consolidated income statements and consolidated balance sheets. As permitted, the Company elected not to adjust the consolidated statements of cash flows for the years ended December 31, 2024 and 2023 to exclude cash flows attributable to discontinued operations. Accordingly, the Company disclosed the depreciation and amortization, capital expenditures and significant operating and investing non-cash items related to the corporate clinic segment below.
The key components of Net (loss) income from discontinued operations that were included in the Company’s consolidated income statements are as follows:

	Year Ended December 31,
	2024	2023
Revenues:
Revenues from company-owned or managed clinics	$70,249,169	$70,718,879
Total revenues	70,249,169	70,718,879
Cost of revenues:
IT cost of revenues	48,010	65,912
Total cost of revenues	48,010	65,912
Selling and marketing expenses	7,900,884	7,852,327
Depreciation and amortization	3,358,684	7,304,056
General and administrative expenses	55,279,799	55,234,472
Total selling, general and administrative expenses	66,539,367	70,390,855
Net loss on disposition or impairment from discontinued operations	10,439,967	2,653,497
Loss from discontinued operations	(6,778,175)	(2,391,385)
Other expense (income), net	2,114	(3,776,135)
(Loss) income before income tax expense	(6,780,289)	1,384,750
Income tax expense from discontinued operations	212,642	367,542
Net (loss) income from discontinued operations	$(6,992,931)	$1,017,208
The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company’s consolidated balance sheets:

	December 31, 2024	December 31, 2023
ASSETS
Accounts receivable	$2,484,248	$1,138,335
Prepaid expenses and other current assets	549,605	595,497
Assets held for sale	36,071,975	17,915,055
Property and equipment, net	208,074	—
Deferred tax assets (attributable to VIEs)	1,087,204	—
Deposits and other assets	425,938	—
Total current assets, discontinued operations	40,827,044	19,648,887
Property and equipment, net		7,238,430
Operating lease right-of-use asset		11,946,953
Intangible assets, net		5,020,926
Goodwill		7,352,879
Deferred tax assets (attributable to VIEs)		1,088,801
Deposits and other assets		494,095
Total noncurrent assets, discontinued operations		33,142,084
Total assets, discontinued operations	$40,827,044	$52,790,971

LIABILITIES
Accounts payable	$67,107	$371,272
Accrued expenses	5,066,941	805,187
Payroll liabilities ($0.9 million and $0.7 million attributable to VIEs as of December 31, 2024 and 2023)	2,333,335	2,626,882
Operating lease liability, current portion	153,517	3,343,727
Finance lease liability, current portion	38,015	25,491
Deferred revenue from company clinics ($0.0 million and $1.6 million attributable to VIEs as of December 31, 2024 and 2023)	—	4,463,747
Other current liabilities (attributable to VIEs)	1,079,441	—
Liabilities to be disposed of ($5.2 million and $3.6 million attributable to VIEs as of December 31, 2024 and 2023)	28,975,844	13,831,863
Total current liabilities, discontinued operations	37,714,200	25,468,169
Operating lease liability, net of current portion		10,466,689
Finance lease liability, net of current portion		38,016
Other liabilities, noncurrent (attributable to VIEs)		1,235,241
Total noncurrent liabilities, discontinued operations		11,739,946
Total liabilities, discontinued operations	$37,714,200	$37,208,115
The key components of cash flows from discontinued operations are as follows:

	Year Ended December 31,
	2024	2023
Depreciation and amortization	3,358,684	7,304,056
Capital expenditures
Acquisition of CA clinics	—	1,188,765
Purchase of property and equipment	664,423	3,857,005
Significant operating and investing non-cash items
Net loss on disposition or impairment	10,439,967	2,653,497

The clustered clinics are in varying stages of sales negotiations with approximately all of the Company’s corporate clinic portfolio expected to be recognized as a completed sale within one year with an estimated fair value of $18.1 million at December 31, 2024. Effective with the designation as held for sale, the Company discontinued recording depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics as required by GAAP. The Company reported the related assets and liabilities of the clinics as held for sale as discontinued operations in its December 31, 2024 and 2023 consolidated balance sheets.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the clinics estimated fair values, the Company recorded an estimated loss on disposal of $7.2 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively, in Loss from discontinued operations before income tax expense in its consolidated income statements and a valuation allowance included in discontinued operations current assets in its consolidated balance sheets.
During the year ended December 31, 2024, in connection with the sale of company-owned or managed clinics classified as held for sale as of December 31, 2023 for a combined sales price of $0.6 million, the Company sold $1.3 million assets held for sale, net of a $0.1 million valuation allowance and $0.8 million of liabilities to be disposed of in the consolidated balance sheets as of December 31, 2023. As a result of the sales, the Company recorded a gain of $0.1 million included in (Loss) income from discontinued operations before income tax expense on the consolidated income statement for the year ended December 31, 2024.

The principal components of the held for sale assets and liabilities to be disposed of as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Assets
Property and equipment, net	$8,497,499	$4,887,220
Operating lease right-of-use asset	19,954,069	9,193,496
Intangible assets, net	6,906,807	3,351,430
Goodwill	8,459,238	1,140,529
Valuation allowance	(7,745,638)	(657,620)
Total assets held for sale	$36,071,975	$17,915,055

Liabilities
Operating lease liability, current and non-current	$20,873,455	$10,209,382
Deferred revenue from company clinics	8,102,389	3,622,481
Total liabilities to be disposed of	$28,975,844	$13,831,863
The pre-tax income of the clinics designated as held for sale as of December 31, 2024 is $7.5 million and $7.3 million for the years ended December 31, 2024 and 2023, respectively, the results of which exclude the allocation of overhead.
Note 4:    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2024	2023
Office and computer equipment	$920,546	$940,451
Leasehold improvements	1,531,348	1,529,904
Internally developed software	5,914,254	5,388,039
	8,366,148	7,858,394
Accumulated depreciation and amortization	(5,951,139)	(4,649,658)
	2,415,009	3,208,736
Construction in progress	751,873	597,151
Property and Equipment, net	$3,166,882	$3,805,887
Depreciation expense was $1,363,453 and $1,278,148 for the years ended December 31, 2024 and 2023, respectively.
Construction in progress at December 31, 2024 and December 31, 2023 related primarily to internal use software in development.
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
As of December 31, 2024 and 2023, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
The Company’s non-financial assets, included in both continuing and discontinued operations, which primarily consist of goodwill, intangible assets, property, plant and equipment, and operating lease ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their carrying amount. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable (and at least annually for goodwill), non-financial assets are assessed for impairment. If the fair value is determined to be lower than the carrying amount, an impairment charge is recorded to write down the asset to its fair value, which is considered Level 3 within the fair value hierarchy.

The assets and liabilities resulting from the Acquisitions (see Note 3, Acquisitions and Divestitures), included in discontinued operations, were recorded at fair values on a nonrecurring basis at the date of acquisition and are considered Level 3 within the fair value hierarchy.

Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. The estimated fair values of the company-owned or managed clinics classified as Held for Sale (see Note 3, Acquisitions and Divestitures) were recorded in discontinued operations current assets at fair values on a nonrecurring basis and are based upon Level 2 inputs, which includes a potential buyer agreed upon selling price or Level 3 inputs, which include a multiple earnings assumption using historical financial performance of the clinic and historical acquisition trends based on previous reacquired franchise clinic purchases. The fair value measurement of the assets held for sale as of December 31, 2024, which included all company-owned or managed clinics, was recorded as $0.5 million based upon Level 2 inputs and $17.6 million based upon Level 3 inputs. As a result, the Company maintains a valuation allowance of $7.7 million to adjust the carrying value of the disposal group to fair value less cost to sell as of December 31, 2024. The fair value measurement of the assets held for sale as of December 31, 2023, which included 55 company-owned or managed clinics, was valued as $0.2 million based upon Level 2 inputs and $30.4 million based upon Level 3 inputs as of December 31, 2023. As a result, the Company recorded a valuation allowance of $0.7 million to adjust the carrying value of the disposal group to fair value less cost to sell during the year ended December 31, 2023.
Long-lived assets classified as held and used where the asset group was not determined to be recoverable are tested for impairment. During the years ended December 31, 2024 and 2023, in connection with the planned sale or determined closure of certain company-owned or managed clinics, the Company recorded an impairment loss of $2.7 million and $1.7 million, respectively, included in (Loss) income from discontinued operations before income tax expense in its consolidated income statements for impairment of long-lived assets classified as held and used where the asset group was not determined recoverable. The asset group was determined to be the clinic level, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The long-lived assets fair values were determined by the following: Level 1 inputs, which included observable inputs from executed lease termination agreements; Level 2 inputs where available, which included using a valuation multiple (e.g, price per square foot) based on observable prices for comparable long-lived assets; and Level 3 inputs, which included a multiple earnings assumption using the Company’s historical earnings trend data, comparable historical asset sales by the Company and franchisees that were not exact matches, and (for calculating the fair value of intangible assets specifically) the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates. Generally, a change in the assumption used for the multiple inputs would have resulted in a directionally similar change of the fair value measurement where a multiple earnings assumption was used.
The carrying values of these asset groups impaired to their fair value during the year ended December 31, 2024 included ROU assets of $6.5 million that were written down to $5.0 million determined by Level 1 and Level 2 inputs. The carrying values of these asset groups impaired to their fair value also included property and equipment, net of $4.0 million that were written down to $2.8 million and reacquired rights of $311,074 that were written down to $252,746 both determined by Level 3 inputs discussed above. The carrying value for all company-owned and managed asset groups were reclassified to assets held for sale as of December 31, 2024.
The carrying values of these asset groups impaired to their fair value during the year ended December 31, 2023 included fixed assets of $2.9 million that were written down to $1.2 million determined by the Level 3 inputs discussed above. The carrying value for these company-owned and managed asset groups were reclassified to discontinued operations noncurrent assets for the year ended December 31, 2023.

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
On February 28, 2022, the Company entered into an amendment to its Credit Facilities (as amended, the “2022 Credit Facility”) with the Lender. Under the 2022 Credit Facility, the Revolver increased to $20,000,000 (from $2,000,000), the portion of the Revolver available for letters of credit increased to $5,000,000 (from $1,000,000), the uncommitted additional amount increased to $30,000,000 (from $2,500,000) and the developmental line of credit of $5,500,000 was terminated. The Revolver will be used for working capital needs, general corporate purposes and for acquisitions, development and capital improvement uses. At the option of the Company, borrowings under the 2022 Credit Facility bear interest at: (i) the adjusted Secured

Overnight Financing Rate (“SOFR”), which is the daily simple SOFR, plus 0.10%, plus 1.75%, payable on the last day of the selected interest period of one, three or six months, and on the three-month anniversary of the beginning of any six-month interest period, if applicable; or (ii) an Alternative Base Rate (ABR), plus 1.00%, payable monthly. The ABR is the greatest of: (A) the prime rate (as published by the Wall Street Journal), (B) the Federal Reserve Bank of New York rate, plus 0.5%, and (C) the adjusted one-month term SOFR rate. Amounts outstanding under the Revolver on February 28, 2022 continued to bear interest at the rate selected under the Credit Facilities prior to the amendment until the last day of the interest period in effect, at which time, if not repaid, the amounts outstanding under the Revolver will bear interest at the 2022 Credit Facility rate. The 2022 Credit Facility will terminate and all principal and interest will become due and payable on the fifth anniversary of the amendment (February 28, 2027). On January 17, 2024, the Company paid down the outstanding balance on its Debt under the Credit Agreement of $2,000,000.

The Credit Facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; and certain fundamental changes such as a merger or sale of substantially all assets (as further defined in the Credit Facilities). The Credit Facilities require the Company to comply with customary affirmative, negative and financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the Credit Facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. The Credit Facilities are collateralized by substantially all of the Company’s assets, including the assets in the Company’s company-owned or managed clinics. The Company intends to use the Revolver for general working capital needs. The interest rate for funds borrowed under the Revolver as of December 31, 2024 was 6.2%. As of December 31, 2024, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement, and there is no outstanding balance as of December 31, 2024.

In connection with the issuance of the Credit Facilities and the 2022 Credit Facility, the Company incurred debt issuance costs of $52,648 and $76,415, respectively. Interest expense and amortization expense related to debt issuance costs are being amortized to “Other expense, net” and was $78,845 and $207,555 for the years ended December 31, 2024 and 2023, respectively.
Note 7:     Stock-Based Compensation
The Company grants stock-based awards under its 2024 Incentive Stock Plan (the “2024 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

The Company may grant the following types of incentive awards under the 2024 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2024 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, and such other terms and conditions as the plan committee determines. Awards granted under the 2024 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s consolidated balance sheets. Through December 31, 2024, the Company has granted under the 2024 Plan (i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stock. There were no stock appreciation rights and restricted stock units granted under the 2024 Plan as of December 31, 2024.
Stock Options
The Company’s closing price on the date of grant is the basis of fair value of its common stock used in determining the value of share-based awards. To the extent the value of the Company’s share-based awards involves a measure of volatility, the Company uses available historical volatility of the Company’s common stock over a period of time corresponding to the expected stock option term. The Company uses the simplified method to calculate the expected term of stock option grants to employees as the Company does not have sufficient comparable historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. Accordingly, the expected life of the options granted is based on the average of the vesting term, which is generally four years and the contractual term, which is generally ten years. The Company will continue to evaluate the appropriateness of utilizing such method. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. Forfeitures are estimated based on historical and forecasted turnover, which is approximately 5%.

The Company did not grant options during the year ended December 31, 2023. The Company has computed the fair value of all options granted using the Black-Scholes-Merton model during the year ended December 31, 2024, using the following assumptions:

Year Ended December 31,
2024
Expected volatility	64%
Expected dividends	None
Expected term (years)	6.25
Risk-free rate	3.86%
The information below summarizes the stock options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	531,923	$9.2	4.7	$3,797,904
Granted at market price	—
Exercised	(25,623)	7.90		$205,191
Expired	(12,591)	13.07
Cancelled	(7,375)	28.58
Outstanding at December 31, 2023	486,334	$8.88	3.7	$1,903,699
Granted at market price	38,059	10.51
Exercised	(227,952)	4.08		$1,435,074
Expired	(9,201)	26.52
Cancelled	(5,263)	41.18
Outstanding at December 31, 2024	281,977	$11.80	3.26	$777,566
Exercisable at December 31, 2024	239,901	$11.39	2.18	$777,566
Vested and expected to vest at December 31, 2024	277,773	$11.81	3.16	$777,566

The weighted-average grant-date fair value of the Company’s stock options granted during the year ended December 31, 2024 was $6.21. The Company did not grant any options during the year ended December 31, 2023.

The aggregate fair value of the Company’s stock options vested during 2024 and 2023 was $318,633 and $407,166, respectively.
The Company recognizes compensation costs ratably over the period of service using the straight-line method. Forfeitures are estimated based on historical and forecasted turnover, which is approximately 5%. For the years ended December 31, 2024 and 2023, stock-based compensation expense for stock options was $141,094 and $322,574, respectively.
Unrecognized stock-based compensation expense for stock options as of December 31, 2024 was $249,983, which is expected to be recognized ratably over the next 3.45 years.
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

The information below summaries the restricted stock activity:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2022	70,312	$29.05
Granted	204,122	14.54
Vested	(33,869)	22.06
Cancelled	(8,664)	28.46
Non-vested at December 31, 2023	231,901	17.32
Granted	285,656	9.95
Vested	(107,103)	16.17
Cancelled	(104,472)	14.05
Non-vested at December 31, 2024	305,982	$11.97
For the years ended December 31, 2024 and 2023, stock-based compensation expense for restricted stock was $1,537,911 and $1,415,108, respectively. Unrecognized stock-based compensation expense for restricted stock awards as of December 31, 2024 was $2,637,153 to be recognized ratably over 2.73 years.
Tax Benefits
Net (loss) income for 2024 and 2023 included pre-tax expense related to stock-based compensation of $1.7 million and $1.7 million, respectively. The Company recognized federal income tax benefits of $0.1 million and zero from the exercises of stock options and restricted stock awards for 2024 and 2023, respectively.

Note 8:    Income Taxes
Income tax expense reported in the consolidated income statements is comprised of the following:

	December 31,
	2024	2023

Current expense:
Federal	$—	$—
State, net of state tax credits	62,142	101,232
Total current expense	62,142	101,232
Deferred expense (benefit):
Federal	—	8,545,086
State	—	2,377,093
Total deferred expense (benefit)	—	10,922,179
Total income tax expense	$62,142	$11,023,411
The following are the components of the Company’s deferred tax assets (liabilities) for federal and state income taxes reported in the consolidated balance sheets:

	December 31,
	2024	2023
Deferred income tax assets:
Accrued expenses	$1,607,324	$424,865
Deferred revenue	3,909,556	4,269,104
Lease liability	5,710,136	6,697,111
Goodwill - component 2	55,368	63,328
Asset basis difference related to property and equipment	560,818	—
Nonqualified stock options	322,376	378,208
Net operating loss carryforwards	3,095,071	3,337,155
Tax credits	35,850	35,850
Intangibles	3,921,752	3,932,350
Restricted stock compensation	90,471	65,886
Total deferred income tax assets	19,308,722	19,203,857
Deferred income tax liabilities:
Lease right-of-use asset	(5,392,996)	(5,852,353)
Deferred franchise costs	(75,284)	(108,148)
Goodwill - component 1	(807,823)	(673,278)
Asset basis difference related to property and equipment	—	(1,853,103)
Total deferred income tax liabilities	(6,276,103)	(8,486,882)
Valuation allowance	(13,032,619)	(10,774,128)
Net deferred tax liabilities	$—	$(57,153)

A valuation allowance of $13.0 million and $10.8 million was recorded against the deferred tax asset balance of The Joint Corp., without its VIEs, as of December 31, 2024 and 2023, respectively. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets in each reporting jurisdiction. A significant piece of objective evidence evaluated was the cumulative loss incurred in each jurisdiction over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth, in evaluating the need for a valuation allowance. As a result, management has determined that it is more likely than not that The Joint Corp. will not realize its deferred tax assets as of December 31, 2024, and has recorded a valuation allowance after consideration of any recorded deferred tax liabilities.

Additionally, deferred tax assets attributable to its VIEs of $1.1 million and $1.1 million were classified as discontinued operations as of December 31, 2024 and 2023, respectively. These deferred tax assets related to deferred revenue. See Note 3, Acquisitions and Divestitures for more information on discontinued operations.

The Joint Corp, without the VIEs, has federal gross net operating loss carryforwards of $12.5 million and $13.4 million as of December 31, 2024 and 2023, respectively. Federal tax effected of these net operating losses were $2.6 million and $2.8 million as of December 31, 2024 and 2023, respectively. $8.2 million of the federal net operating loss is subject to a 20-year carryforward, with a portion beginning to expire in 2036. $4.3 million of the federal net operating loss has an indefinite carryforward period.

The Joint Corp., without the VIEs, has various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating loss carryforwards are not utilized, they will begin to expire in 2025.

The Joint Corp. has research and development credits of $14,229 that will begin to expire in 2031 and $21,621 California AMT credits that do not expire.
The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net (loss) income, compared to the income tax expense in the consolidated income statements:

	For the Years Ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent
Expected federal tax expense	$(309,702)	21.0%	$53,341	21.0%
Meals and entertainment	30,460	(2.1)%	31,055	12.2%
State tax provision (benefit), net of federal benefit	62,142	(4.2)%	69,794	27.5%
Section 162(m) limitation on compensation	85,992	(5.8)%	—	—%
Other permanent differences	26,576	(1.8)%	15,664	6.2%
Change in VA	9,521	(0.6)%	10,692,253	4,209.5%
Stock compensation	(119,263)	8.1%	(2,030)	(0.8)%
Change in tax rate	123,722	(8.4)%	171,007	67.3%
Return to provision	(25,025)	1.7%	(146,638)	(57.7)%
Uncertain tax position - net impact	212,687	(14.4)%	138,585	54.6%
Other adjustments	(34,968)	2.4%	380	0.1%
Expense	$62,142	(4.2)%	$11,023,411	4,339.9%

Changes in the Company’s income tax expense relate primarily to state income taxes (net of federal tax and permanent differences), changes in tax rates, stock compensation, the officer’s compensation limit under Section 162(m), change in valuation allowance and uncertain tax positions during the year ended December 31, 2024, as compared to the year ended December 31, 2023. For the years ended December 31, 2024 and December 31, 2023, effective tax rates were (4.2)% and 4,339.9%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate was primarily due to the uncertain tax position net impact for the year ended December 31, 2024. The difference between the statutory federal income tax rate and the Company’s effective tax rate was primarily due to the valuation allowance, change in tax rate and uncertain tax position for the year ended December 31, 2023.
For the years ended December 31, 2024 and December 31, 2023, the Company had gross uncertain tax positions attributable to the VIEs, recorded as discontinued operations, of $0.9 million and $1.2 million, respectively.

	December 31,
	2024	2023
Beginning balances	$1,175,766	$1,314,351
Increases related to tax positions taken during a prior year	—	—
Decreases related to tax positions taken during a prior year	—	—
Increases related to tax positions taken during a current year	—	—
Decreases related to settlements with taxing authorities	—	—
Decreases related to expiration of the statute of limitations	(227,584)	(138,585)
Ending balances	$948,182	$1,175,766
At December 31, 2024 and December 31, 2023, there were $22,078 and $19,433, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. Accrued interest and penalties was $201,746 and $142,213 for the years ended December 31, 2024 and December 31, 2023 and recorded as other liabilities.
With exceptions due to the generation and utilization of net operating losses or credits, as of December 31, 2024, the Company is no longer subject to federal and state examinations by taxing authorities for tax years before 2021 and 2020, respectively.

Note 9:     Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the years ended December 31, 2024 and December 31, 2023:

		Years Ended December 31,
	Line Item in the Company’s Consolidated Income Statements	2024	2023
Operating lease costs:
Operating lease costs	General and administrative expenses	$257,154	$257,112
Total lease costs		$257,154	$257,112

Supplemental information and balance sheet location related to leases for the years ended December 31, 2024 and December 31, 2023 was as follows:

	Years Ended December 31,
	2024	2023
Operating Leases:
Operating lease right-of -use asset	$245,384	$466,268
Operating lease liability, current portion	$448,285	$412,601
Operating lease liability, net of current portion	—	448,308
Total operating lease liability	$448,285	$860,909

Weighted average remaining lease term (in years):
Operating leases	1.0	2.0

Weighted average discount rate:
Operating leases	5.7%	5.7%
Supplemental cash flow information related to leases for the years ended December 31, 2024 and December 31, 2023 were as follows:

	Years Ended December 31,
	2024	2023

Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$448,809	$437,833

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	—	—
Finance lease	—	—

Maturities of lease liabilities as of December 31, 2024 were as follows:

Operating Leases
2025	$460,056
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total lease payments	460,056
Less: Imputed interest	(11,771)
Total lease obligations	448,285
Less: Current obligations	(448,285)
Long-term lease obligation	$0
Guarantee in Connection with the Sale of the Divested Business
In connection with the sale of a company-managed clinic in 2022, the Company guaranteed one future operating lease commitment assumed by the buyers. The Company is obligated to perform under the guarantee if the buyers fail to perform under the lease agreement at any time during the remainder of the lease agreement, which expires on May 31, 2027. At the date of sale, the undiscounted maximum potential future payments totaled $247,296. As of the year ended December 31, 2024, the undiscounted remaining lease payments under the agreement totaled $133,896. The Company had not recorded a liability with respect to the guarantee obligation as of December 31, 2024, as the Company concluded that payment under the lease guarantee was not probable.
Litigation
In the normal course of business, the Company is party to litigation and claims from time to time. The Company maintains insurance to cover certain litigation and claims, subject to policy limits.
During the second quarter of 2024, the Company entered into settlement agreements from litigation related to employment matters of $1.5 million that was outside the normal course of business which the Company has accrued for in discontinued operations current liabilities as of December 31, 2024. Additionally, ongoing litigation related to a medical injury claim between a patient (“the Claimant”) and the Company filed on September 5, 2023 reached a settlement agreement on February 25, 2025. Per the terms of the settlement agreement, the Company and the Company’s insurance will pay the claimant $3.4 million. The Company has accrued the settlement recorded in discontinued operations current liabilities for $3.4 million as of December 31, 2024. The expense from the accrual is offset by a receivable recorded as discontinued operations current assets from the Company’s insurance for $1.9 million.
During the year ended December 31, 2024, the Company incurred litigation expenses, including settlement costs related to employment matters that were outside the normal course of business and a medical injury claim, of $3.0 million, included as (Loss) income from discontinued operations before income tax expense in its consolidated income statement.
Note 10: Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.
Historically, the Company had two operating business segments: (1) Corporate Clinics, and (2) Franchise Operations. The Corporate Clinics segment is comprised of the activities of the company-owned or managed clinics. In the fourth quarter of 2024, as part of the Company’s refranchising strategy, the entire Corporate Clinic segment met the criteria to be reported as discontinued operations as of December 31, 2024 (Refer to Note 3, Acquisitions and Divestitures for financial information on the discontinued operating Corporate Clinics segment). Therefore, as of December 31, 2024, the Company has one reportable segment: Franchise Operations. In accordance with Accounting Standards Codification 205-20, Discontinued Operations,

expenses that in prior periods were partially allocated to the Corporate Clinic segment that are not wholly related to the activity of the segment have been recast to be presented in continuing operations, which is now Franchise Operations. Additionally, any expenses previously identified as Corporate Unallocated have been allocated entirely to the Franchise Operations segment.
The Franchise Operations segment is comprised of the operating activities of the franchise business unit. The Franchise Operations segment derives revenue primarily from customers by providing access to the Company’s franchise license, which represents symbolic intellectual property (See Note 2, Revenue Disclosures for additional details). The Franchise Operations segment is managed on a consolidated basis because all operations are located within a similar economic and regulatory environment, provide the same services and share the same business model and pricing strategies. As of December 31, 2024, the franchise system consisted of 842 clinics in operation. The accounting policies for the franchise segment are the same as those described in Note 1, Nature of Operations and Summary of Significant Accounting Policies. The CODM uses the following metrics to assess performance and determine how to allocated resources; Net Income, Gross Profit, Operating Income, and Adjusted EBITDA. Net Income, Gross Profit, and Operating Income are reported on the Consolidated Income Statement. Adjusted EBITDA is presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures and is reconciled back to consolidated net income (loss) from continuing operations on the consolidated income statement. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses these financial measures to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits in the Franchise Segment or into other parts of the entity, such as new products or services, expanding into new geographic territories, acquisitions or reacquisitions, or stock buybacks. Net Income and Adjusted EBITDA are used to monitor budget verses actual results. The CODM also uses Net Income and Adjusted EBITDA in conjunction with certain non-financial metrics in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted verses actual results are used in assessing performance of the segment and in establishing management’s compensation.
The following table summarizes total revenue and significant expense categories and amounts for the Company's reportable segment that aligns with the segment level information that is regularly provided to the CODM:

	Years Ended December 31,
	2024	2023
Revenue	$51,896,605	$46,977,477
Less:
Franchise and regional developer cost of revenues	10,063,644	9,063,375
IT cost of revenues	1,453,011	1,417,270
Selling and marketing expenses	10,923,342	8,689,664
Adjusted General and administrative expenses	27,068,624	23,302,165
Stock compensation expense	1,679,005	1,737,682
Other segment items, net(a)	820,296	1,235,167
Depreciation and amortization expense	1,363,453	1,278,148
Income tax expense	62,142	11,023,411
Segment Loss	$(1,536,912)	$(10,769,405)
Reconciliation of loss

Consolidated Net loss from continuing operations	(1,536,912)	(10,769,405)
Net (loss) income from discontinued operations after income tax expense	(6,992,931)	1,017,208
Net (loss) income	$(8,529,843)	$(9,752,197)
(a)Other segment items, net includes Other (income) loss, net, Acquisition related expenses, Net loss on disposition or impairment, Costs related to restatement filings, and Restructuring costs
Note 11: Employee Retention Credit
The employee retention credit (“ERC”), as originally enacted through the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) on March 27, 2020, is a refundable credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act,

enacted on December 27, 2020, extended the ERC for qualified wages paid from January 1, 2021 to June 30, 2021 and the credit was increased to 70% of qualified wages an eligible employer paid to employees during the extended period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the ERC through December 31, 2021.

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

We have accounted for the $3.8 million ERC, net of the consulting fee, for the year ended December 31, 2023 as (Loss) income from discontinued operations before income tax expense on the consolidated income statement when the Company was reasonably assured that the Company met all requirements of the ERC and the grant would be received. The ERC refund is not taxable; however, the credit is subject to expense disallowance rules which increased income tax expense as a discrete item by $0.9 million, net of the consulting expense deduction, for the year ended December 31, 2023.
Note 12: Related Party Transaction

Mr. Jefferson Gramm, Managing Partner of Bandera Partners LLC who is a beneficial holder of more than 5% of our outstanding common stock (approximately 26% as of December 31, 2024) was appointed to the Board of Directors effective as of January 2, 2024.

In December 2020, we sold two franchise licenses at $39,900 and $29,900 each (which reflects the $10,000 multi-unit discount for the second license per the Franchise Disclosure Document) to Marshall Gramm, who is a family member of Mr. Jefferson Gramm. In April 2020 and 2021, we sold two franchise licenses at $39,900 and $29,900, respectively (which reflects the $10,000 multi-unit discount for the second license per the Franchise Disclosure Document), to a franchisee of which Mr. Jefferson Gramm is a 50% co-partner in the business. In the fourth quarter of 2024, Mr. Jefferson Gramm divested of his interest in the clinics to which he is a 50% co-partner in the business.

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

In October 2020, Mr. Gramm loaned approximately $370,000 to an unaffiliated franchisee that owns and operates one franchise clinic. The loan is not secured by the assets of the business and there are no foreclosure rights. As of December 31, 2024, the remaining balance on the unsecured loan was $270,800.

Note 13: Quarterly Financial Data (Unaudited)

Selected quarterly financial data has been recast for discontinued operations for the years ended December 31, 2024 and December 31, 2023 and is summarized below.

	2024					2023
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3	Q4	Total
Total revenues	$12,184,716	$12,610,036	$12,654,396	$14,447,457	$51,896,605	$11,172,863	$11,504,267	$11,591,646	$12,708,701	$46,977,477
Total costs of revenues	2,704,512	2,812,389	2,814,963	3,184,791	11,516,655	2,464,319	2,584,772	2,591,567	2,839,987	10,480,645
Selling and marketing expenses	2,237,583	3,440,391	2,504,168	2,741,200	10,923,342	2,315,052	2,470,188	2,240,656	1,663,768	8,689,664
Depreciation and amortization	329,634	342,454	345,835	345,530	1,363,453	314,796	314,894	318,539	329,919	1,278,148
General and administrative expenses	7,339,308	7,793,465	7,478,669	7,222,128	29,833,570	6,336,586	6,547,337	6,444,614	6,903,078	26,231,615
Total selling, general and administrative expenses	9,906,525	11,576,310	10,328,672	10,308,858	42,120,365	8,966,434	9,332,419	9,003,809	8,896,765	36,199,427
Net loss (gain) on disposition or impairment	275	662	3,581	10,124	14,642	—	1,713	87	(22,694)	(20,894)
(Loss) income from operations	(426,596)	(1,779,325)	(492,820)	943,684	(1,755,057)	(257,890)	(414,637)	(3,817)	994,643	318,299
Other (income) loss, net	(36,259)	(80,471)	(83,828)	(79,729)	(280,287)	(42,748)	105,695	5,484	(4,138)	64,293
(Loss) income before income tax expense	(390,337)	(1,698,854)	(408,992)	1,023,413	(1,474,770)	(215,142)	(520,332)	(9,301)	998,781	254,006
Income tax expense	8,582	11,169	5,391	37,000	62,142	(42,187)	(95,823)	(15,971)	11,177,392	11,023,411
Net income (loss) from continuing operations	(398,919)	(1,710,023)	(414,383)	986,413	(1,536,912)	(172,955)	(424,509)	6,670	(10,178,611)	(10,769,405)
Income (loss) from discontinued operations before income tax expense	1,516,243	(1,719,222)	(2,693,562)	(3,883,748)	(6,780,289)	3,383,195	39,258	(894,990)	(1,142,713)	1,384,750
Income tax expense from discontinued operations	170,345	167,153	57,194	(182,050)	212,642	884,076	(64,762)	(172,047)	(279,725)	367,542
Net income (loss) from discontinued operations	1,345,898	(1,886,375)	(2,750,756)	(3,701,698)	(6,992,931)	2,499,119	104,020	(722,943)	(862,988)	1,017,208
Net income (loss)	946,979	(3,596,398)	(3,165,139)	(2,715,285)	(8,529,843)	2,326,164	(320,489)	(716,273)	(11,041,599)	(9,752,197)

Net income (loss) from continuing operations per common share
Basic	$(0.03)	$(0.11)	$(0.03)	$0.07	$(0.10)	$(0.01)	$(0.03)	$—	$(0.69)	$(0.73)
Diluted	$(0.03)	$(0.11)	$(0.03)	$0.06	$(0.10)	$(0.01)	$(0.03)	$—	$(0.68)	$(0.72)
Net income (loss) from discontinued operations per common share:
Basic	$0.09	$(0.13)	$(0.18)	$(0.25)	$(0.47)	$0.17	$0.01	$(0.05)	$(0.06)	$0.07
Diluted	$0.09	$(0.12)	$(0.18)	$(0.24)	$(0.46)	$0.17	$0.01	$(0.05)	$(0.06)	$0.07
Net income (loss) per common share:
Basic	$0.06	$(0.24)	$(0.21)	$(0.18)	$(0.57)	$0.16	$(0.02)	$(0.05)	$(0.75)	$(0.66)
Diluted	$0.06	$(0.24)	$(0.21)	$(0.18)	$(0.56)	$0.16	$(0.02)	$(0.05)	$(0.74)	$(0.65)

For the calendar year ended December 31, 2023, we utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax provision. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that the use of this discrete method is more appropriate than the annual effective tax rate method due to the sensitivity of tax adjustments to marginal pre-tax book profitability anticipated for the year.

Note 14: Subsequent Events

On February 5, 2025, the Company executed an amendment to its corporate headquarters lease agreement that extended the term of our lease commencing January 1, 2026 and terminating on May 31, 2031.
The following table summarizes our material contractual obligations from continuing operations subsequent to the execution of the amendment to the corporate headquarters lease agreement and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2025	2026	2027	2028	2029	Thereafter
Operating leases	$2,881,783	460,056	268,791	467,453	479,129	491,076	715,278

On February 25, 2025, litigation related to a medical injury claim between a patient (“the Claimant”) and the Company filed on September 5, 2023 reached a settlement agreement. Per the terms of the settlement agreement, the Company and the Company’s insurance will pay the claimant $3.4 million. The Company has accrued the settlement recorded in discontinued operations current liabilities for $3.4 million as of December 31, 2024. The expense from the accrual is offset by a receivable recorded as discontinued operations current assets from the Company’s insurance for $1.9 million.

Subsequent to the balance sheet date, we have received draft LOIs for our full portfolio of company-owned or managed clinics and as of the filing of this Form 10-K are in the financial stages of LOI term negotiations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2024 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Internal control over financial reporting is the process designed under the Chief Executive Officer’s and the Chief Financial Officer’s supervision, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework (2013 Framework).

Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the consolidated financial statements and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this Form 10-K. BDO, USA, P.C. has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.

Our internal control over financial reporting as of December 31, 2024 has been audited by BDO, USA, P.C. an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Controls over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Joint Corp.
Scottsdale, Arizona

Opinion on Internal Control over Financial Reporting

We have audited The Joint Corp.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes and our report dated March 13, 2025 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, P.C.
Phoenix, Arizona

March 13, 2025

ITEM 9B.    OTHER INFORMATION
During the quarter ended December 31, 2024, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, defined in Item 408 of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) and is incorporated herein by reference.
Code of Ethics and Business Conduct
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference, except for the information required by Item 402(v) of Regulation S-K, which is specifically not incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
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
(3)Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-198860	3.2	9/19/2014
3.2	Fourth Amended and Restated Bylaws	10-Q	001-36724	3.2	9/26/2023
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36724	4.1	3/6/2020
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and officers and related schedule.	S-1	333-198860	10.1	9/19/2014
10.2#	2012 Stock Plan.	S-1	333-198860	10.2	9/19/2014
10.3#	Amended and Restated 2014 Incentive Stock Plan.	8-K	001-136724	10.1	5/25/2023
10.4#	Amendment to Amended and Restated 2014 Incentive Stock Plan	10-K	001-36724	10.6	3/6/2020
10.5#	Amendment to Amended and Restated 2014 Incentive Stock Plan	10-K	001-36724	10.5	3/14/2022
10.6#	Form of Incentive Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.4	10/27/2015
10.7#	Form of Incentive Stock Option Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.1	4/3/2019
10.8#	2020 Amended Form of Incentive Stock Option Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.9	3/6/2020
10.9#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.5	10/27/2015
10.10#	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.2	4/3/2019
10.11#	Amended Form of Nonstatutory Stock Option Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.12	3/6/2020
10.12#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan for Article 7, Annual Option Grants.	S-1	333-207632	10.6	10/27/2015
10.13#	Form of Restricted Stock Award under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.54	3/9/2018
10.14#	2019 Amended Form of Restricted Stock Award Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.3	4/3/2019
10.15#	2020 Amended Form of Restricted Stock Award Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.16	3/6/2020
10.16#	Executive Short-Term Incentive Plan (amended January 25, 2021)	8-K	001-36724	10.1	1/27/2021
10.17#	Executive Short-Term Incentive Plan (amended May 2, 2021)	10-Q	001-36724	10.1	8/6/2021
10.18#	Employment Letter Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018	8-K	001-36724	10.1	11/8/2018
10.19#	Confidentiality, Noncompetition and Nonsolicitation Agreement between the Registrant and Jake Singleton dated November 6, 2018	8-K	001-36724	10.2	11/8/2018
10.20#	Amendment to Employment Letter Agreement between the Registrant. and Jake Singleton dated March 3, 2020	10-K	001-36724	10.32	3/6/2020

10.21#	Employment Letter Agreement between the Registrant and Peter Holt dated December 11, 2018	8-K	001-36724	10.1	12/6/2018
10.22#	Confidentiality, Noncompetition and Nonsolicitation Agreement between the Registrant and Peter Holt dated December 11, 2018	10-K	001-36724	10.47	3/11/2019
10.23	Lease Agreement dated May 17, 2019 between the Registrant and Terra Verde Owner LLC for the Registrant’s office located at 16767 North Perimeter Drive, Suite 110, Scottsdale, Arizona 85260	10-K	001-36724	10.20	3/6/2020
10.24	Form of the Registrant’s Regional Developer License Agreement.	10-K/A	001-36724	10.2	9/26/2023
10.25	Form of the Registrant’s Franchise Agreement.	10-K/A	001-36724	10.3	9/26/2023
10.26	Credit Agreement, dated as of February 28, 2020, among the Registrant JPMorgan Chase Bank, N.A., as the Lender, and JPMorgan Chase Bank, N.A., as Administrative Agent and Sole Bookrunner and Sole Lead Arranger	8-K	001-36724	10.1	3/3/2020
10.27	Pledge and Security Agreement, dated as of February 28, 2020, among the Registrant and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-36724	10.2	3/3/2020
10.28	Term A Loan Note dated February 28, 2020	8-K	001-36724	10.3	3/3/2020
10.29	Revolving Loan Note dated February 28, 2020	8-K	001-36724	10.4	3/3/2020
10.30	Loan Note dated as of April 9, 2020	8-K	001-36724	10.1	4/15/2020
10.31	Corrected Second Amendment to Credit Agreement, dated as of February 28, 2022 (the “2022 Amendment”) with Annex 1 Credit	10-Q	001-36724	10.1	5/6/2022
10.32	Amended and Restated Revolving Loan Note dated February 28, 2022	8-K	001-36724	10.2	3/4/2022
10.33	Asset Purchase Agreement dated July 17, 2019, by and among the Registrant, TJ of Savannah – Twelve Oaks, LLC, a Georgia limited liability company, TJ of Pooler, LLC, a Georgia limited liability company, and TJ of Bluffton, LLC, a Georgia limited liability company , Robyn Meglin and Allen Meglin, as amended	8-K	001-36724	10.1	7/23/2019
10.34	Asset and Franchise Purchase Agreement, dated August 1, 2019, among the Registrant, RJJ, LLC a South Carolina limited liability company, Robin Willey and Judy Willey	8-K	001-36724	10.1	8/5/2019
10.35	North Carolina Regional Developer License Purchase Agreement dated as of December 31, 2020 by and among the Registrant as purchaser, Wellness Incorporated, a North Carolina corporation as seller, and Paul Trindel as guarantor	10-K	001-36724	10.40	3/5/2021

10.36	Georgia Regional Developer License Purchase Agreement dated as of January 1, 2021 by and among the Registrant as purchaser, Midtown Health Solutions, Inc., a Georgia corporation as seller, and Dr. Patrick Greco as guarantor	10-K	001-36724	10.41	3/5/2021
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
		10-Q	001-36724	10.1	8/5/2022
10.38#	Executive Short-Term Incentive Plan (STIP) (Amended March 7, 2023)	10-Q/A	001-36724	10.2	10/30/2023
10.39	Confidentiality Agreement	8-K	001-36724	10.2	11/8/2023
10.40#	The Joint Corp. 2024 Incentive Stock Plan	8-K	001-36724	10.1
10.41#	Form of Stock Option Agreement (Incentive Stock Option Granted Under The Joint Corp. 2024 Incentive Stock Plan)					X
10.42#	Form of Stock Option Agreement (Nonstatutory Stock Option Granted Under The Joint Corp. 2024 Incentive Stock Plan)					X
10.43#	Form of Restricted Stock Award (The Joint Corp. 2024 Incentive Stock Plan)					X
10.44#	Form of Confidentiality and Nonsolicitation Agreement					X
10.45#	Separation Agreement and Release, dated October 13, 2024, by and between the Registrant and Peter D. Holt	8-K	001-36724	10.1	10/15/2024
10.46#	Employment Agreement, dated October 14, 2024, by and between the Registrant and Sanjiv Razdan	8-K	001-36724	10.2	10/15/2024
10.47#	Restricted Stock Award Grant Agreement, dated as of October 14, 2024, by and between the Registrant and Sanjiv Razdan	8-K	001-36724	10.3	10/15/2024
10.48#	Stock Option Agreement, dated as of October 14, 2024, by and between the Registrant and Sanjiv Razdan	8-K	001-36724	10.4	10/15/2024
10.49#	Confidentiality and Nonsolicitation Agreement, dated as of October 14, 2024, by and between the Registrant and Sanjiv Razdan	8-K	001-36724	10.5	10/15/2024
10.50	Amended and Restated Nomination and Standstill Agreement, dated as of December 19, 2024, by and amount The Joint Corp., Bandera Master Fund L.P., Bandera Partners LLC, Gregory Bylinsky, and Jefferson Gramm	8-K	001-36724	10.1	12/23/2024
10.51#	Executive Short-Term Incentive Plan (STIP) (Amended March 10, 2025)					X
19.1	Insider trading policies and procedures					X
21	List of subsidiaries of the Registrant	S-1	333-198860	21.1	9/19/2014

23.1	Consent of BDO USA, P.C.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	The Joint Corp. Executive Officer Clawback Policy	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
# Management contract or compensatory plan or arrangement
** Furnished, not filed
___________________
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2025.

The Joint Corp.

By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sanjiv Razdan and Jake Singleton, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjiv Razdan	President, Chief Executive Officer and Director	March 13, 2025
Sanjiv Razdan	(Principal Executive Officer) and Director

/s/ Jake Singleton	Chief Financial Officer	March 13, 2025
Jake Singleton	(Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew E. Rubel	Lead Director	March 13, 2025
Matthew E. Rubel

/s/ Ronald V. DaVella	Director	March 13, 2025
Ronald V. DaVella

/s/ Suzanne M. Decker	Director	March 13, 2025
Suzanne M. Decker

/s/ Jefferson Gramm	Director	March 13, 2025
Jefferson Gramm

/s/ Abe Hong	Director	March 13, 2025
Abe Hong

/s/ Glenn J. Krevlin	Director	March 13, 2025
Glenn J. Krevlin