Form 10-Q
period 2025-03-31
JOINT Corp
filed 2025-05-09
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 5, 2025, the registrant had 15,302,772 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially in the Management’s Discussion and Analysis or MD&A, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Quarterly Report on Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” “seek,” “strive,” or the negative of these terms, “mission,” “goal,” “objective,” or “strategy,” or other comparable terminology. All forward-looking statements in this Quarterly Report on Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A of this or any subsequent quarterly reports on Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Quarterly Report on Form 10-Q. You should carefully consider the trends, risks and uncertainties described below and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. We undertake no obligation to update or revise publicly any forward-looking statements, other than in accordance with legal and regulatory obligations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

The specific forward-looking statements in this Quarterly Report on Form 10-Q include the following:

•our plan to continue our rapid and franchised-focused expansion of chiropractic clinics in key markets throughout North America, and potentially abroad, as we seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry;

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

•our plan to continue to leverage the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country;

•our belief that we continue to have a sound business concept and will benefit from the fundamental changes taking place in the manner in which Americans access chiropractic care and their growing interest in seeking effective, affordable natural solutions for general wellness;

•our belief that these trends join with the preference we have seen among chiropractic doctors to reject the insurance-based model resulting in a combination that benefits the consumer and the service provider alike, and our belief that these forces create an important opportunity to accelerate the growth of our network;

•our belief that recent events that may impact our business include unfavorable global economic or political conditions, such as uncertainties that come with changes to the presidential administration, labor shortages, and inflation and other cost increases;

•our anticipation that 2025 will continue to be a volatile macroeconomic environment;

•our belief that we have created a robust framework for the refranchising effort, organizing clinics into clusters, and generating comprehensive disclosure packets for marketing efficiency, and that we have received significant interest to date from our existing franchisees;

•our goal to generate significant processes that will provide us with value creating capital allocation opportunities, which opportunities could include, but are not limited to, reinvestment in the brand and related marketing, continued investment in our IT platforms, the repurchase of regional development ("RD") territories, certain merger or acquisition opportunities and/or a stock repurchase program;

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

•our belief that we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business; and

•our expectation that for the remainder of 2025, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change.

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
•inflation leading to increased labor costs and interest rates, as well as changes to import tariffs, may lead to reduced discretionary spending, all of which may negatively impact our business;
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

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$21,918,175	$25,051,355
Restricted cash	979,384	945,081
Accounts receivable, net	2,970,097	2,586,381
Deferred franchise and regional development costs, current portion	1,045,497	1,055,582
Prepaid expenses and other current assets	3,739,832	1,729,079
Discontinued operations current assets ($1.1 million and $1.1 million attributable to VIEs, respectively)	37,178,393	40,827,044
Total current assets	67,831,378	72,194,522
Property and equipment, net	3,061,663	3,166,882
Operating lease right-of-use asset	1,742,749	245,384
Deferred franchise and regional development costs, net of current portion	4,268,991	4,513,891
Deposits and other assets	289,212	300,779
Total assets	$77,193,993	$80,421,458

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,022,141	$1,750,938
Accrued expenses	2,005,609	1,505,827
Co-op funds liability	998,765	945,082
Payroll liabilities	2,188,667	3,551,173
Operating lease liability, current portion	240,889	448,285
Deferred franchise fee revenue, current portion	2,525,924	2,546,926
Upfront regional developer fees, current portion	284,561	288,095
Other current liabilities	687,651	603,250
Discontinued operations current liabilities ($6.8 million and $7.1 million attributable to VIEs, respectively)	32,752,879	37,714,200
Total current liabilities	42,707,086	49,353,776
Operating lease liability, net of current portion	2,009,705	—
Deferred franchise fee revenue, net of current portion	11,936,488	12,450,179
Upfront regional developer fees, net of current portion	602,638	672,334
Total liabilities	57,255,917	62,476,289
Commitments and contingencies (Note 9)
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 15,344,458 shares issued and 15,310,664 shares outstanding and 15,192,893 shares issued and 15,159,878 outstanding, respectively	15,344	15,192
Additional paid-in capital	50,410,220	49,210,455

Treasury stock 33,794 shares and 33,015 shares, at cost, respectively	(878,498)	(870,058)
Accumulated deficit	(29,633,990)	(30,435,420)
Total The Joint Corp. stockholders' equity	19,913,076	17,920,169
Non-controlling Interest	25,000	25,000
Total equity	19,938,076	17,945,169
Total liabilities and stockholders' equity	$77,193,993	$80,421,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Royalty fees	$8,070,985	$7,587,547
Franchise fees	828,519	655,874
Advertising fund revenue	2,307,502	2,166,472
Software fees	1,461,967	1,386,776
Other revenues	408,617	388,047
Total revenues	13,077,590	12,184,716
Cost of revenues:
Franchise and regional development cost of revenues	2,551,235	2,341,765
IT cost of revenues	420,891	362,747
Total cost of revenues	2,972,126	2,704,512
Selling and marketing expenses	3,505,150	2,237,583
Depreciation and amortization	361,930	329,634
General and administrative expenses	6,914,945	7,339,308
Total selling, general and administrative expenses	10,782,025	9,906,525
Net loss (gain) on disposition or impairment	1,973	275
Loss from operations	(678,534)	(426,596)
Other income (expense), net	185,917	36,259
Loss before income tax expense	(492,617)	(390,337)
Income tax (benefit) expense	13,404	8,582
Net loss from continuing operations	(506,021)	(398,919)
Discontinued operations:
Income from discontinued operations before income tax expense	1,410,863	1,516,243
Income tax expense from discontinued operations	103,412	170,345
Net income from discontinued operations	1,307,451	1,345,898
Net income	$801,430	$946,979

Net loss from continuing operations per common share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)
Net income from discontinued operations per common share:
Basic	$0.09	$0.09
Diluted	$0.09	$0.09
Net income per common share:
Basic	$0.05	$0.06
Diluted	$0.05	$0.06

Basic weighted average shares	15,186,420	14,801,354
Diluted weighted average shares	15,263,152	15,011,286
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2024	15,192,893	$15,192	$49,210,455	33,015	$(870,058)	$(30,435,420)	$17,920,169	$25,000	$17,945,169
Stock-based compensation expense			293,941	—	—	—	293,941	—	293,941
Issuance of restricted stock, net of forfeitures	148,565	149	(149)	—	—	—	—	—	—
Exercise of stock options	3,000	3	905,973	—	—	—	905,976	—	905,976
Purchases of treasury stock under employee stock plans	—	—	—	779	(8,440)	—	(8,440)	—	(8,440)
Net income	—	—	—	—	—	801,430	801,430	—	801,430
Balances, March 31, 2025 (unaudited)	15,344,458	$15,344	$50,410,220	33,794	$(878,498)	$(29,633,990)	$19,913,076	$25,000	$19,938,076

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total

Balances, December 31, 2023	14,783,757	$14,783	$47,498,151	32,124	$(860,475)	$(21,905,577)	$24,746,882	$25,000	$24,771,882
Stock-based compensation expense	—	—	493,395	—	—	—	493,395	—	493,395
Issuance of restricted stock, net of forfeitures	184,790	184	(184)	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	—	—	—	707	(6,562)	—	(6,562)	—	(6,562)
Net income	—	—	—	—	—	946,979	946,979	—	946,979
Balances, March 31, 2024 (unaudited)	14,968,547	$14,967	$47,991,362	32,831	$(867,037)	$(20,958,598)	$26,180,694	$25,000	$26,205,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$801,430	$946,979
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	388,316	1,403,906
Net loss on disposition or impairment (non-cash portion)	1,301,696	362,103
Net franchise fees recognized upon termination of franchise agreements	(100,118)	(39,456)
Deferred income taxes	—	71,027
Stock-based compensation expense	293,941	493,395
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,462,554	453,124
Prepaid expenses and other current assets	(2,017,426)	(487,954)
Deferred franchise costs	173,864	201,718
Deposits and other assets	15,914	(7,349)
Assets and liabilities held for sale, net	—	(911,166)
Accounts payable	(481,554)	(348,824)
Accrued expenses	(2,989,008)	996
Payroll liabilities	(1,075,561)	1,025,270
Operating leases	(1,278,637)	—
Deferred revenue	(245,129)	(102,277)
Upfront regional developer fees	(73,230)	(100,940)
Other liabilities	122,294	(150,222)
Net cash (used in) provided by operating activities	(3,700,654)	2,810,330

Cash flows from investing activities:
Proceeds from sale of clinics	40,100	50,100
Purchase of property and equipment	(331,505)	(395,046)
Net cash used in investing activities	(291,405)	(344,946)

Cash flows from financing activities:
Payments of finance lease obligation	(4,354)	(6,272)
Purchases of treasury stock under employee stock plans	(8,440)	(6,562)
Proceeds from exercise of stock options	905,976	—
Repayment of debt under the Credit Agreement	—	(2,000,000)
Net cash provided by (used in) financing activities	893,182	(2,012,834)

Increase (decrease) in cash, cash equivalents and restricted cash	(3,098,877)	452,550
Cash, cash equivalents and restricted cash, beginning of period	25,996,436	19,214,292
Cash, cash equivalents and restricted cash, end of period	$22,897,559	$19,666,842

Reconciliation of cash, cash equivalents and restricted cash:	March 31, 2025	March 31, 2024
Cash and cash equivalents	$21,918,175	$18,742,884
Restricted cash	979,384	923,958
Cash, cash equivalents and restricted cash, end of period	$22,897,559	$19,666,842

Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Three Months Ended March 31,
	2025	2024
Net cash paid (received) for:
Interest	$12,500	$19,098
Income taxes	$(57,000)	$—
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$—	$4,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Such unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commissions (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Annual Report on Form 10-K as of and for the year ended December 31, 2024, filed with the SEC on March 14, 2025, which included all disclosures required by GAAP. The results of operations for the periods ended March 31, 2025, and 2024, are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three-month periods ended March 31, 2025, and 2024, is unaudited.
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
The results of operations of the corporate clinic segment are reported in Income from discontinued operations before income tax expense in its consolidated income statement for all periods presented and the related assets and liabilities associated with discontinued operations are classified as discontinued operation assets and liabilities, current and noncurrent, in the consolidated balance sheets at March 31, 2025 and December 31, 2024. The consolidated statement of cash flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3, Divestitures. All results and information in the consolidated financial statements are presented as continuing operations and exclude the corporate clinic segment unless otherwise noted specifically as discontinued operations. For additional information, refer to Note 3, Divestitures.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of The Joint and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented. The Company consolidates VIEs in which the Company is the primary beneficiary in accordance with Accounting Standards Codification ("ASC") 810, Consolidations. Non-controlling interests represent third-party equity ownership interests in VIEs. All significant inter-affiliate accounts and transactions between The Joint and its VIEs have been eliminated in consolidation.
Comprehensive Income
Net income was the same as comprehensive income for the three months ended March 31, 2025, and 2024, respectively.
Nature of Operations
The Joint Corp., a Delaware corporation, was formed on March 10, 2010, for the principal purpose of franchising and developing chiropractic clinics, selling regional developer rights, supporting the operations of franchised chiropractic clinics, and operating and managing corporate chiropractic clinics at locations throughout the United States. The franchising of chiropractic clinics is regulated by the Federal Trade Commission and various state authorities.

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
Franchised clinics:	2025	2024
Clinics open at beginning of period	842	800
Opened during the period	5	23
Acquired during the period	—	—
Sold during the period	—	—
Closed during the period	—	(4)
Clinics in operation at the end of the period	847	819

	Three Months Ended March 31,
Company-owned or managed clinics:	2025	2024
Clinics open at beginning of period	125	135
Opened during the period	—	—
Acquired during the period	—	—
Sold during the period	(2)	—
Closed during the period	(1)	—
Clinics in operation at the end of the period	122	135

Total clinics in operation at the end of the period	969	954

Clinic licenses sold but not yet developed	94	117
Future clinic licenses subject to executed letters of intent	52	46
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
The revenues of VIEs represent the revenues of company-managed clinics in states that prohibit the corporate practice of chiropractic. The Company’s involvement with VIEs affects its financial performance and cash flows primarily through amounts recorded as revenues from company-owned or managed clinics and general and administrative expenses, which are principally comprised of payroll and related expenses, merchant card fees and insurance expense, all of which are reported in Income from discontinued operations before income tax expense in its consolidated income statement. The management fees/income provided by the management agreements are considered intercompany transactions and therefore eliminated upon consolidation of VIEs.
VIE net income (including the management fee) of $0.3 million and $0.3 million for the three months ended March 31, 2025, and 2024, respectively, is included in Income from discontinued operations before income tax expense and income tax expense from discontinued operations in the consolidated income statements as follows:

	Three Months Ended March 31,
	2025	2024

Income from discontinued operations before income tax	$387,287	$407,370
Income tax expense from discontinued operations	103,412	107,900
The carrying amount of the VIEs’ assets and liabilities is included in discontinued operations as of March 31, 2025, and December 31, 2024, in the consolidated balance sheets as follows:

	March 31, 2025	December 31, 2024
Discontinued operations current assets	$1,087,203	$1,087,203
Discontinued operations current liabilities	6,832,522	7,125,071
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has invested substantially all of its cash in short-term bank deposits. The Company had no cash equivalents as of March 31, 2025, and December 31, 2024.
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
Accounts Receivable
Accounts receivable primarily represents amounts due from franchisees for royalty fees. The Company records an allowance for credit losses as a reduction to its accounts receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of the Company’s franchisees, including any known or anticipated bankruptcies and an evaluation of current economic conditions, as well as the Company’s expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. The Company had an allowance for expected credit losses of $0.2 million and $0.2 million as of March 31, 2025, and December 31, 2024, respectively.

The following table provides a reconciliation of the activity related to the Company’s accounts receivable allowance for credit losses:

Accounts receivable allowance for credit losses
Balance at December 31, 2023	$—
Bad debt expense recognized during the year	220,893
Write-off of uncollectible amounts	—
Balance at December 31, 2024	$220,893
Bad debt expense recognized during the year	—
Write-off of uncollectible amounts	—
Balance at March 31, 2025	$220,893
Property and Equipment
Property and equipment are stated at cost and relate mostly to the corporate headquarters leasehold improvements, its furniture and fixtures and other office and computer equipment. Depreciation is computed using the straight-line method over estimated useful lives, which is generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred, while major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. The Company recorded Net loss on disposition or impairment of $1,973 and $275 in its condensed consolidated income statement related to continuing operations property or equipment disposed of other than by sale or retired related to continuing operations for the three months ended March 31, 2025, and 2024, respectively.
Leases
The Company leases property and equipment under operating and finance leases. The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio. The Company recognizes a right-of-use ("ROU") asset and lease liability for all leases. The lease for its corporate office space is recognized as a ROU and lease liability in its consolidated balance sheet as continuing operations while all other leases for each of the company-owned or managed clinics are reported in discontinued operations. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at the Company’s sole discretion and, as such, the Company typically determines that exercise of these renewal options is not reasonably certain. As a result, the Company does not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the ROU asset and lease liability. When available, the Company uses the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of its leases. In such cases, the Company estimates its incremental borrowing rate as the interest rate it would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease and in a similar economic environment. The Company estimates these rates using available evidence such as rates imposed by third-party lenders to the Company in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to the Company’s estimated creditworthiness.

For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased corporate office space are expensed as incurred in general and administrative expenses on the condensed consolidated income statements. Any variable costs associated with the leased property for company-owned or managed clinics are expensed as incurred and are included in Income from discontinued operations before income tax expense in its consolidated income statement.

During the three months ended March 31, 2025, certain leases related to discontinued operations were terminated early with the landlord as a result of corporate clinic closures. The net losses to terminate the leases were recorded in Income from discontinued

operations before income tax in its condensed consolidated income statement of $0.2 million. No leases were terminated during the three months ended March 31, 2024.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. No impairment losses on long-lived assets were recognized from continuing operations during the three months ended March 31, 2025, and 2024.
During the three months ended March 31, 2024, property and equipment, net related to asset groups determined to not be recoverable were written down from their carrying values to their respective fair values resulting in the following non-cash impairment losses:

	Three Months Ended March 31, 2024
	Carrying Value	Fair Value	Net loss on disposition or impairment related to discontinued operations

Property and equipment, net	$860,077	$728,038	$132,039
Total Net loss on disposition or impairment related to discontinued operations			$132,039
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales prices or the clinics estimated fair values, the Company recorded an estimated net loss on disposal, which is included in Income from discontinued operations before income tax expense in its condensed consolidated income statement as follows:

	Three Months Ended March 31,
	2025	2024

Net loss on disposition or impairment related to discontinued operations	$1,149,300	$178,256
A valuation allowance of $8.9 million and $7.7 million as of March 31, 2025, and December 31, 2024, respectively, are included in Discontinued operations current assets on its condensed consolidated balance sheet.
The following table shows a reconciliation of the Company’s impairment losses and disposal gains and losses recorded in Income from discontinued operations before income tax expense for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024

Impairment on long-lived assets held for use
Property and equipment, net	$—	$132,039
Impairment on assets held for sale
Assets held for sale	1,149,300	178,256
Loss on disposal of assets
Property and equipment, net	9,241	51,533
Operating lease right-of-use asset	192,083	—
Loss (gain) on sale of assets	(50,901)	—
Total net loss on disposition or impairment related to discontinued operations	$1,299,723	$361,828
Revenue Recognition
The Company generates revenue primarily through company-owned or managed clinics and through royalties, franchise fees, advertising fund contributions, IT-related income and computer software fees from its franchisees.
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
Royalties and Advertising Fund Revenue. The Company collects royalties as stipulated in the franchise agreement, equal to 7% of gross sales and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The revenue accounting standard provides an exception for the recognition of sales-based royalties promised in exchange for a license (which generally requires a reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price). As the franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to the Company’s performance obligation under the franchise agreement, such sales-based royalties are recognized as franchisee clinic level sales occur. Royalties are collected semi-monthly, two working days after each sales period has ended.

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
Regional Developer Fees
The Company has a regional developer program where regional developers are granted an exclusive geographical territory and commit to a minimum development obligation within that defined territory. Upon receiving exclusive rights to develop a territory, a regional developer will pay an upfront fee to the Company. Upfront regional developer fees represent consideration received from a vendor to act as the Company’s agent within an exclusive territory. The upfront regional developer fee is accounted for as a reduction of cost of revenues, in franchise and regional development cost of revenues, to offset the respective future commissions paid to the regional developer. The fees are ratably recognized over the term of the related regional developer agreement.
Regional developers receive fees that are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Initial fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur. This 3% fee is funded by the 7% royalties we collect from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, fees collected from the sale of the royalty stream is recognized as a decrease to franchise and regional developer cost of revenues over the remaining life of the respective franchise agreements. The Company did not enter into any new regional developer agreements during the three months ended March 31, 2025 and 2024.
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
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses were $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
Income Taxes
Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date pre-tax income, plus any significant unusual or infrequently occurring items that are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected pre-tax income for the year and permanent differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or the tax environment changes.
Earnings (loss) per Common Share
Basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by giving effect to all potentially dilutive common shares including restricted stock and stock options.

	Three Months Ended March 31,
	2025	2024
Net loss from continuing operations	$(506,021)	$(398,919)
Net income from discontinued operations	$1,307,451	$1,345,898
Net income	$801,430	$946,979

Weighted average common shares outstanding - basic	15,186,420	14,801,354
Effect of dilutive securities:
Unvested restricted stock and stock options	76,732	209,932
Weighted average common shares outstanding - diluted	15,263,152	15,011,286

(Loss) income earnings per share:
Basic (loss) income earnings per share:
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	$0.09	$0.09
Net income per share	$0.05	$0.06
Diluted (loss) income earnings per share
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	$0.09	$0.09
Net income per share	$0.05	$0.06
The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Stock options	85,528	120,031
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include loss contingencies, share-based compensations, useful lives and realizability of long-lived assets, deferred revenue and revenue recognition related to breakage, deferred franchise costs, calculation of ROU assets and liabilities related to leases, realizability of deferred tax assets, impairment of goodwill, intangible assets and other long-lived assets, and purchase price allocations and related valuations. Deferred revenue related to breakage, goodwill and intangible assets are related to discontinued operations. Refer to Note 3, Divestitures for more information on discontinued operations.
Recent Accounting Pronouncements Adopted and Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM and how the CODM uses the reported measure(s) of a segment’s profit or loss to assess performance and decide how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. We adopted the ASU on January 1, 2024. There was no material effect on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024, on a prospective basis, with a retrospective option, and early adoption is permitted. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.

Note 2: Revenue Disclosures

Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees
As of March 31, 2025, we had 847 franchised clinics in operation, 94 clinic licenses sold but not yet developed and 52 executed letters of intent for future clinic licenses. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
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
Disaggregation of Revenue
The Company believes that the captions contained on the condensed consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the three months ended March 31, 2025, and 2024. Other revenues primarily consist of merchant income associated with preferred vendor royalties associated with franchisees’ credit card transactions.
The following table shows the Company’s revenues disaggregated according to the timing of transfer of services:

	Three Months Ended March 31,
	2025	2024

Revenue recognized at a point in time	$10,787,104	$10,142,066

Revenue recognized over time	2,290,486	2,042,650
Total Revenue	$13,077,590	$12,184,716
Rollforward of Accounts Receivable
Changes in the Company’s accounts receivable, net during the three months ended March 31, 2025 were as follows:

Accounts Receivable, Net
Balance at December 31, 2023	$2,580,589
Balance at December 31, 2024	$2,586,381
Cash received against accounts receivable included at the beginning of the year	(2,154,256)
Net increase during the three months ended March 31, 2025	2,537,972
Balance at March 31, 2025	$2,970,097
Rollforward of Contract Liabilities and Contract Assets
Changes in the Company’s contract liability for deferred franchise fees during the three months ended March 31, 2025 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2023	$16,113,879
Balance at December 31, 2024	$14,997,105
Revenue recognized that was included in the contract liability at the beginning of the year	(845,978)
Net increase during the three months ended March 31, 2025	311,285
Balance at March 31, 2025	$14,462,412
The Company’s deferred franchise and development costs represent capitalized sales commissions. Changes during the three months ended March 31, 2025 were as follows:

Deferred Franchise and Development Costs short and long-term
Balance at December 31, 2023	$6,251,366
Balance at December 31, 2024	$5,569,473
Cost of revenue recognized that was included in the contract asset at the beginning of the year	(363,559)
Net increase during the three months ended March 31, 2025	108,574
Balance at March 31, 2025	$5,314,488
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2025:

Contract liabilities expected to be recognized in	Amount
2025 (remainder)	$1,912,155
2026	2,464,407
2027	2,358,259
2028	2,193,584
2029	1,839,251
Thereafter	3,694,756
Total	$14,462,412

Note 3: Divestitures
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
As of December 31, 2024, the corporate clinics classified as held for sale or already sold under the refranchising plan represent, in the aggregate, a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the results of the corporate clinic segment and its assets and liabilities are reported separately as discontinued operations in the condensed consolidated income statements and condensed consolidated balance sheets. As permitted, the Company elected not to adjust the condensed consolidated statements of cash flows for the three months ended March 31, 2025, and March 31, 2024, to exclude cash flows attributable to discontinued operations. Accordingly, the Company disclosed the depreciation and amortization, capital expenditures and significant operating and investing non-cash items related to the corporate clinic segment below.
The key components of Net income from discontinued operations that were included in the Company’s consolidated income statements are as follows:

	Three Months Ended March 31,
	2025	2024
Revenues:
Revenues from company-owned or managed clinics	$16,906,350	$17,537,451
Total revenues	16,906,350	17,537,451
Cost of revenues:
IT cost of revenues	6,172	11,564
Total cost of revenues	6,172	11,564
Selling and marketing expenses	1,892,746	1,648,531
Depreciation and amortization	26,386	1,074,272
General and administrative expenses	12,270,222	12,924,385
Total selling, general and administrative expenses	14,189,354	15,647,188
Net loss on disposition or impairment from discontinued operations	1,299,723	361,828
Income from discontinued operations	1,411,101	1,516,871
Other expense, net	238	628
Income before income tax expense	1,410,863	1,516,243
Income tax expense from discontinued operations	103,412	170,345
Net income from discontinued operations	$1,307,451	$1,345,898

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company’s consolidated balance sheets:

	March 31, 2025	December 31, 2024
ASSETS
Accounts receivable	$638,408	$2,484,248
Prepaid expenses and other current assets	556,281	549,605
Assets held for sale	34,267,130	36,071,975
Property and equipment, net	215,779	208,074
Deferred tax assets (attributable to VIEs)	1,087,204	1,087,204
Deposits and other assets	413,591	425,938
Total assets, discontinued operations	$37,178,393	$40,827,044

LIABILITIES
Accounts payable	$314,350	$67,107
Accrued expenses	1,578,151	5,066,941
Payroll liabilities ($0.5 million and $0.9 million attributable to VIEs, respectively)	2,620,280	2,333,335
Operating lease liability, current portion	116,128	153,517
Finance lease liability, current portion	—	38,015
Other current liabilities (attributable to VIEs)	1,079,441	1,079,441
Liabilities to be disposed of ($5.2 million and $5.2 million attributable to VIEs, respectively	27,044,529	28,975,844
Total liabilities, discontinued operations	$32,752,879	$37,714,200
The key components of cash flows from discontinued operations are as follows:

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization	26,386	1,074,272
Capital expenditures
Purchase of property and equipment	66,656	182,249
Significant operating and investing non-cash items
Net loss on disposition or impairment	1,299,723	361,828
The clustered clinics are in varying stages of sales negotiations with approximately all of the Company’s corporate clinic portfolio expected to be recognized as a completed sale within one year with an estimated fair value of $13.5 million at March 31, 2025. Effective with the designation as held for sale, the Company discontinued recording depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics as required by GAAP. The Company reported the related assets and liabilities of the clinics as held for sale as discontinued operations in its December 31, 2024, and 2023, condensed consolidated balance sheets.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the clinics estimated fair values, the Company recorded an estimated loss on disposal of $1.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, in Loss from discontinued operations before income tax expense in its consolidated income statements. A valuation allowance of $8.9 million and $7.7 million was included in discontinued operations current assets in its consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
During the three months ended March 31, 2025, in connection with the sale of company-owned or managed clinics classified as held for sale as of December 31, 2024 for a combined sales price of $0.1 million, the Company sold $0.5 million assets held for sale and $0.5 million of liabilities to be disposed of in the consolidated balance sheets as of December 31, 2024. As a result of the sales, the Company recorded a gain of $0.1 million included in Income from discontinued operations before income tax expense on the consolidated income statement for the three months ended March 31, 2025.
The principal components of the held for sale assets and liabilities to be disposed of as of March 31, 2025, and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Assets
Property and equipment, net	$8,469,656	$8,497,499
Operating lease right-of-use asset	19,353,656	19,954,069
Intangible assets, net	6,879,518	6,906,807
Goodwill	8,459,238	8,459,238
Valuation allowance	(8,894,938)	(7,745,638)
Total assets held for sale	$34,267,130	$36,071,975

Liabilities
Operating lease liability, current and non-current	$18,903,191	$20,873,455
Deferred revenue from company clinics	8,141,338	8,102,389
Total liabilities to be disposed of	$27,044,529	$28,975,844
The pre-tax income of the clinics designated as held for sale was $2.5 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively, the results of which exclude the allocation of overhead.
Note 4: Property and Equipment
Property and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Office and computer equipment	$993,615	$920,546
Leasehold improvements	1,533,190	1,531,348
Software developed	6,198,491	5,914,254
	8,725,296	8,366,148
Accumulated depreciation and amortization	(6,288,127)	(5,951,139)
	2,437,169	2,415,009
Construction in progress	624,494	751,873
Property and equipment, net	$3,061,663	$3,166,882
Depreciation expense was $0.4 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.
Construction in progress at March 31, 2025, and December 31, 2024, related primarily to internal use software in development.
Note 5: Fair Value Measurements
The Company’s financial instruments include cash, restricted cash, accounts receivable, accounts payable, accrued expenses and debt under the Credit Agreement (as defined in Note 6, Debt). The carrying amounts of its financial instruments, excluding the debt under the Credit Agreement, approximate their fair value due to their short maturities. The carrying value of the Company’s debt under the Credit Agreement approximates fair value due to its interest rate being calculated from observable quoted prices for similar instruments, which is considered a Level 2 fair value measurement.

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
As of March 31, 2025, and December 31, 2024, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
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
Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. The estimated fair values of the company-owned or managed clinics classified as Held for Sale (see Note 3, Divestitures) were recorded in discontinued operations current assets at fair values on a nonrecurring basis and are based upon Level 2 inputs, which include a potential buyer agreed-upon selling price or Level 3 inputs, which include a multiple earnings assumption using historical financial performance of the clinic and historical acquisition trends based on previous reacquired franchise clinic purchases. Assets held for sale as of March 31, 2025, and December 31, 2024, include all company-owned or managed clinics. The fair value measurement of the assets held for sale as of March 31, 2025 was recorded as $0.7 million based upon Level 2 inputs and $12.8 million based upon Level 3 inputs. The Company maintains a valuation allowance of $8.9 million to adjust the carrying value of the disposal group to fair value less cost to sell as of March 31, 2025. The fair value of the assets held for sale as of December 31, 2024 was valued as $0.5 million based upon Level 2 inputs and $17.6 million based upon Level 3 inputs and carried a valuation allowance of $7.7 million to adjust the carrying value of the disposal group to fair value less cost to sell as of December 31, 2024.
Long-lived assets classified as held and used where the asset group was not determined to be recoverable are tested for impairment. No impairment was recorded for asset groups classified as held and used during the three months ended March 31, 2025. In connection with the planned sale or determined closure of certain company-owned or managed clinics long-lived assets classified as held and used where the asset group was not determined recoverable, the Company recorded an impairment loss of $0.1 million included in Income from discontinued operations before income tax expense in its condensed consolidated income statements for the three months ended March 31, 2024. The asset group was determined to be at the clinic level, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The long-lived assets fair values were determined by the following: Level 2 inputs where available, which included using a valuation multiple (e.g, price per square foot) based on observable prices for comparable long-lived assets; and Level 3 inputs, which included the multiple earnings approach using the Company's historical earnings trend data, comparable historical asset sales by the Company and franchisees that were not exact matches, and (for calculating the fair value of intangible assets specifically) the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates. The carrying values of these asset groups impaired to their fair value included fixed assets of $0.9 million that were written down to $0.7 million determined by the Level 3 inputs discussed above. Generally, a change in the assumption used for the multiple inputs would have resulted in a directionally similar change of the fair value measurement where a multiple earnings assumption was used.
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
On February 28, 2022, the Company entered into an amendment to its Credit Facilities (as amended, the “2022 Credit Facility”) with the Lender. Under the 2022 Credit Facility, the Revolver increased to $20,000,000 (from $2,000,000), the portion of the Revolver available for letters of credit increased to $5,000,000 (from $1,000,000), the uncommitted additional amount increased to $30,000,000 (from $2,500,000) and the developmental Line of Credit of $5,500,000 was terminated. The Revolver will be used for working capital needs, general corporate purposes and for acquisitions, development and capital improvement uses. At the option of the Company, borrowings under the 2022 Credit Facility bear interest at: (i) the adjusted SOFR rate, plus 0.10%, plus 1.75%, payable on the last day of the selected interest period of one, three or six months and on the three-month anniversary of the beginning of any six-month interest period, if applicable; or (ii) an Alternative Base Rate (ABR), plus 1.00%, payable monthly. The ABR is the greatest of (A) the prime rate (as published by the Wall Street Journal); (B) the Federal Reserve Bank of New York rate, plus 0.5%; and (C) the adjusted one-month term SOFR rate. Amounts outstanding under the Revolver on February 28, 2022 continued to bear interest at the rate selected under the Credit Facilities prior to the amendment until the last day of the interest period in effect, at which time, if not repaid, the amounts outstanding under the Revolver will bear interest at the 2022 Credit Facility rate. As a result of this refinance, $2,000,000 of current maturity of long-term debt was reclassified to long-term as of December 31, 2021. The 2022 Credit Facility will terminate, and all principal and interest will become due and payable on the fifth anniversary of the amendment, which will occur on February 28, 2027. On January 17, 2024, the Company paid down the outstanding balance on its Debt under the Credit Agreement of $2,000,000.

The Credit Facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties, violations of covenants, certain bankruptcies and liquidations, cross-default to material indebtedness, certain material judgments, and certain fundamental changes such as a merger or sale of substantially all assets (as further defined in the Credit Facilities). The Credit Facilities require the Company to comply with customary affirmative, negative and financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the Credit Facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. The Credit Facilities are collateralized by substantially all of the Company’s assets, including the assets in the Company’s company-owned or managed clinics. As of March 31, 2025, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement, and there is no outstanding balance as of March 31, 2025.
Note 7: Stock-Based Compensation
The Company grants stock-based awards under its 2024 Incentive Stock Plan (the “2024 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock. The Company may grant the following types of incentive awards under the 2024 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2024 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains and such other terms and conditions as the plan committee determines. Awards granted under the 2024 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s consolidated balance sheets. Through March 31, 2025, the Company has granted under the 2024 Plan (i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stock. There were no stock appreciation rights and restricted stock units granted under the 2024 Plan as of March 31, 2025.
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
The Company did not grant options during the three months ended March 31, 2025, and 2024.
The information below summarizes the stock option activity for three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	281,977	$11.80	3.3
Granted	—	—
Exercised	(3,000)	3.07
Forfeited	(432)	45.39
Expired	(64,470)	16.94
Outstanding at March 31, 2025	214,075	$10.30	3.9
Exercisable at March 31, 2025	175,695	$10.13	2.6
For the three months ended March 31, 2025, and 2024, stock-based compensation expense for stock options was $21,641 and $54,739, respectively.
Restricted Stock
Restricted stock awards granted to employees generally vest in four equal annual installments, although on March 5, 2024, the Company granted 29,454 shares of restricted stock as part of a special award to certain executive employees that vested in one installment on the first anniversary of the grant. Restricted stock awards granted to non-employee directors typically vest in full one year after the date of grant.
The information below summarizes the restricted stock activity for the three months ended March 31, 2025:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2024	305,982	$11.97
Granted	187,828	10.79
Vested	(70,587)	12.34
Forfeited	(39,263)	11.53
Non-vested at March 31, 2025	383,960	$11.37
For the three months ended March 31, 2025, and 2024, stock-based compensation expense for restricted stock awards was $272,300 and $438,656, respectively.
Note 8: Income Taxes
During the three months ended March 31, 2025 and 2024, the Company recorded income tax expense from continuing operations of $13,404 and $8,582, respectively, and income tax expense of $103,412 and $170,345 from discontinued operations. The Company’s effective tax rate differs from the federal statutory tax rate for the three months ended March 31, 2025, primarily due to state taxes and change in valuation allowance. The Company’s effective tax rate differs from the statutory rate for the three months ended March 31, 2024, primarily due to nondeductible meals and entertainment, change in valuation allowance, state taxes, and an increase in the overall deferred tax liability related to indefinite goodwill.
Note 9: Commitments and Contingencies

Leases
The table below summarizes the components of lease expense and income statement location for the three months ended March 31, 2025, and 2024:

	Line Items in the Company's Condensed Consolidated	Three Months Ended March 31,
	Income Statements	2025	2024
Operating lease costs:
Operating lease costs	General and administrative expenses	81,181	64,289
Total lease costs		$81,181	$64,289
Supplemental information and balance sheet location related to leases (excluding amounts related to leases classified as discontinued operations) was as follows:

	March 31, 2025	December 31, 2024
Operating Leases:
Operating lease right-of -use asset	$1,742,749	$245,384
Operating lease liability - current portion	$240,889	$448,285
Operating lease liability - net of current portion	2,009,705	—
Total operating lease liability	$2,250,594	$448,285
Weighted average remaining lease term (in years):
Operating leases	6.2	1.0
Weighted average discount rate:
Operating leases	6.5%	5.7%
Supplemental cash flow information related to leases (excluding amounts related to leases classified as discontinued operations) was as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$115,014	$112,202

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$1,554,504	$—

Maturities of lease liabilities as of March 31, 2025 are as follows, excluding amounts related to leases classified as discontinued operations:

Operating Leases
2025 (remainder)	$345,042
2026	268,762
2027	467,453
2028	479,129
2029	491,077
Thereafter	715,278
Total lease payments	$2,766,741
Less: Imputed interest	(516,147)
Total lease obligations	2,250,594
Less: Current obligations	(240,889)
Long-term lease obligation	$2,009,705
Guarantee in Connection with the Sale of the Divested Business
In connection with the sale of company-managed clinics in 2022, 2024, and 2025, the Company guaranteed four future operating lease commitments assumed by the buyers. The Company is obligated to perform under the guarantees if the buyers fail to perform under the lease agreements at any time during the remainder of the lease agreements, which expire on October 31, 2025, May 31, 2027, and November 30, 2030. At the dates of sale, the undiscounted maximum potential future payments totaled $0.8 million. As of March 31, 2025, the undiscounted remaining lease payments under the agreements totaled $0.7 million. The Company had not recorded a liability with respect to the guarantee obligations as of March 31, 2025, as the Company concluded that payment under the lease guarantees was not probable.
Litigation
In the normal course of business, the Company is party to litigation and claims from time to time. The Company maintains insurance to cover certain litigation and claims.
During the second quarter of 2024, the Company entered into settlement agreements from litigation related to employment matters of $1.5 million that was outside the normal course of business, which the Company has accrued for in discontinued operations current liabilities as of December 31, 2024, and March 31, 2025.
Additionally, litigation related to a medical injury claim between a patient ("the Claimant") and the Company filed on September 5, 2023, reached a settlement agreement on February 25, 2025. Per the terms of the settlement agreement, the Company and the Company's insurance were to pay the Claimant $3.4 million. The Company accrued the settlement recorded in discontinued operations current liabilities for $3.4 million as of December 31, 2024. The expense of the accrual was offset by a receivable recorded as discontinued operations current assets from the Company's insurance for $1.9 million as of December 31, 2024. The settlement was paid in full during the first quarter of 2025.
Note 10: Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the CODM to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.
Historically, the Company had two operating business segments: (1) Corporate Clinics, and (2) Franchise Operations. The Corporate Clinics segment is comprised of the activities of the company-owned or managed clinics. In the fourth quarter of 2024, as part of the Company’s refranchising strategy, the entire Corporate Clinic segment met the criteria to be reported as discontinued operations as of December 31, 2024 (Refer to Note 3, Divestitures for financial information on the discontinued operating Corporate Clinics segment). Therefore, since December 31, 2024, the Company has one reportable segment: Franchise Operations. In accordance with ASC 205-20, Discontinued Operations, expenses that in prior periods were partially allocated to the Corporate Clinic segment that are not wholly related to the activity of the segment have been recast to be presented in continuing operations, which is now Franchise Operations. Additionally, any expenses previously identified as Corporate Unallocated have been allocated entirely to the Franchise Operations segment.
The Franchise Operations segment is comprised of the operating activities of the franchise business unit. The Franchise Operations segment derives revenue primarily from customers by providing access to the Company’s franchise license, which represents symbolic intellectual property (See Note 2, Revenue Disclosures for additional details). The Franchise Operations segment is managed on a consolidated basis because all operations are located within a similar economic and regulatory environment, provide the same services and share the same business model and pricing strategies. As of March 31, 2025, the franchise system consisted of 847 clinics in operation. The accounting policies for the franchise segment are the same as those described in Note 1, Nature of Operations and Summary of Significant Accounting Policies. The CODM uses Net Income, Gross Profit, Operating Income, and Adjusted EBITDA as metrics in assessing performance and determining how to allocate resources. Net Income, Gross Profit, and Operating Income are reported on the Consolidated Income Statement. Adjusted EBITDA is presented in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures and is reconciled back to consolidated net income (loss) from continuing operations on the consolidated income statement. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses these financial measures to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits in the Franchise Segment or into other parts of the entity, such as new products or services, new geographic territories, acquisitions or reacquisitions, or stock buybacks. Net Income and Adjusted EBITDA are used to monitor budget verses actual results. The CODM also uses Net Income and Adjusted EBITDA in conjunction with certain non-financial metrics in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted verses actual results are used in assessing performance of the segment and in establishing management’s compensation.
The following table summarizes total revenue and significant expense categories and amounts for the Company's reportable segment that aligns with the segment level information that is regularly provided to the CODM:

	Three Months Ended March 31,

	2025	2024

Revenue	$13,077,590	$12,184,716
Less:
Franchise and regional developer cost of revenues	$2,551,235	$2,341,765
IT cost of revenues	420,891	362,747
Selling and marketing expenses	3,505,150	2,237,583
Adjusted General and administrative expenses	$6,553,920	$6,817,913
Stock compensation expense	$293,941	$493,395
Other segment items, net (a)	$(116,860)	$(7,984)
Depreciation and amortization expense	$361,930	$329,634
Income tax expense	$13,404	$8,582
Segment Loss	$(506,021)	$(398,919)
Reconciliation of loss

Consolidated Net loss from continuing operations	$(506,021)	$(398,919)
Net income from discontinued operations after income tax expense	1,307,451	1,345,898
Net income	$801,430	$946,979

(a) Other segment items, net includes Other (income) loss, net, Acquisition related expenses, Net loss on disposition or impairment, Costs related to restatement filings, and Restructuring costs.

Note 11: Related Party Transactions

Mr. Jefferson Gramm, Managing Partner of Bandera Partners LLC who is a beneficial holder of more than 5% of our outstanding common stock (approximately 26% as of March 31, 2025) was appointed to the Board of Directors effective as of January 2, 2024.

Marshall Gramm, who is a family member of Mr. Jefferson Gramm, owns four franchise licenses. One license was sold to Mr. Marshall Gramm in December 2020 for $39,900 and three licenses were transferred from other franchisees in June 2022 to Mr. Marshall Gramm for a transfer fee of $15,000 each plus prorated franchise license fees of $17,706 total (which reflects the $15,000 transfer fee plus a license fee calculated pro-rata to extend the existing license term to 10-years from the date of transfer per the Company's Franchise Disclosure Document).

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

In October 2020, Mr. Gramm loaned approximately $370,000 to an unaffiliated franchisee that owns and operates one franchise clinic. The loan is not secured by the assets of the business and there are no foreclosure rights. As of March 31, 2025, the remaining balance on the unsecured loan was $270,800.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025.
Overview
We are a rapidly growing franchisor that uses a private pay, non-insurance, cash-based model. We will continue our rapid and franchised focused expansion of chiropractic clinics in key markets throughout North America, and potentially abroad, as we seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry.
Key Performance Measures. We receive monthly performance reports from our system and our clinics that include key performance indicators per clinic, including gross sales, comparable same-store sales growth, or “Comp Sales,” number of new patients, conversion percentage and membership attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales, adjusted EBITDA (Refer to Non-GAAP Financial Measures for more information on adjusted EBITDA) and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open for at least 13 full months and exclude any clinics that have closed. System-wide sales include sales at all clinics, whether operated by us or by franchisees. While franchised clinic sales are not recorded as revenues by us, management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base.
Key Clinic Development Trends. As of March 31, 2025, we and our franchisees operated or managed 969 clinics, of which 847 were operated or managed by franchisees and 122 were operated as company-owned or managed clinics. Our franchisees opened five clinics in the first quarter of 2025, compared to 23 clinics in the first quarter of 2024.

Our current strategy is to grow through the sale and development of additional franchises. After evaluating options for improvement, during 2023, the Board of Directors authorized management to initiate a plan to refranchise or sell the majority of our company-owned or managed clinics. During the third quarter of 2024, the Company expanded the refranchising plan to include the full portfolio of our company-owned or managed clinics, marketing the clinics in large clusters grouped primarily by geographic location. This refined strategy will leverage our greatest strength - our capacity to build a franchise - to drive long-term growth for both our franchisees and The Joint as a public company. We have created a robust framework for the refranchising effort, organizing clinics into clusters, and generating comprehensive disclosure packets for marketing efficiency. We had given initial preference to existing franchisees and, in the third quarter of 2024, we expanded the marketing efforts to larger multi-unit, multi-brand operators and certain private equity firms interested in purchasing and operating large market-based clinic clusters and have received significant interest to date in most markets. During the first quarter of 2025, we have received draft letters of intent ("LOIs") for our full portfolio of company-owned or managed clinics and as of the filing of this Quarterly Report on Form 10-Q are in the final stages of certain LOI term negotiations and due diligence.

Our goal will be to generate significant processes that will provide us with value creating capital allocation opportunities. These opportunities could include, but are not limited to, reinvestment in the brand and related marketing, continued investment in our IT platforms, the repurchase of regional development ("RD") territories, certain merger or acquisition opportunities and/or a stock repurchase program.
The number of franchise licenses sold for the first quarter of 2025, was nine, compared with 15 licenses sold for the first quarter of 2024. We ended the first quarter of 2025 with 16 regional developers who were responsible for 56% of the nine licenses sold during the period. We will continue to leverage the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
We believe that we continue to have a sound business concept and will benefit from the fundamental changes taking place in the manner in which Americans access chiropractic care and their growing interest in seeking effective, affordable natural solutions for general wellness. These trends join with the preference we have seen among chiropractic doctors to reject the insurance-based model resulting in a combination that benefits the consumer and the service provider alike. We believe that these forces create an important opportunity to accelerate the growth of our network.
Recent Events

Recent events that may impact our business include unfavorable global economic or political conditions, such as uncertainties that come with changes to the presidential administration, labor shortages, and inflation and other cost increases. We anticipate that 2025 will continue to be a volatile macroeconomic environment.

The primary inflationary factor affecting our operations is labor costs. In 2024, clinics owned or managed by us or our franchisees were negatively impacted by labor shortages and wage increases, which increased our general and administrative expenses. Further, should we fail to continue to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our patient service to suffer. While we anticipate that these continued headwinds can be partially mitigated by pricing actions, there can be no assurance that we will be able to continue to take such pricing actions. A continued increase in labor costs could have an adverse effect on our operating costs, financial condition and results of operations.

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
Other Significant Events and/or Recent Developments
For the three months ended March 31, 2025, compared to the prior year period:
•Comp sales of clinics that have been open for at least 13 full months increased 3.1%;

•Comp sales for mature clinics open 48 months or more decreased 1.7%; and

•System-wide sales for all clinics open for any amount of time grew 5.0% to $132.6 million.
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
Critical Accounting Estimates

There were no changes in our critical accounting estimates during the three months ended March 31, 2025, from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations
The following discussion and analysis of our financial results encompasses the results of our Franchise Operations business segment for the three months ended March 31, 2025, compared with the three months ended March 31, 2024. All financial results and metrics discussed below are on a continuing operation basis.
Total Revenues
Components of revenues were as follows:

	Three Months Ended March 31,
	2025	2024	Change from Prior Year	Percent Change from Prior Year
Revenues:
Royalty fees	$8,070,985	$7,587,547	483,438	6.4%
Franchise fees	828,519	655,874	172,645	26.3%
Advertising fund revenue	2,307,502	2,166,472	141,030	6.5%
IT related income and software fees	1,461,967	1,386,776	75,191	5.4%
Other revenues	408,617	388,047	20,570	5.3%
Total revenues	$13,077,590	$12,184,716	$892,874	7.3%
Total revenues increased by $0.9 million, primarily due to the continued expansion and revenue growth of our franchise base and included:
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of March 31, 2025, and 2024, there were 847 and 819 franchised clinics in operation, respectively.
•Software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Other revenues primarily consisted of merchant income associated with credit card transactions.
Cost of Revenues

Cost of Revenues	2025	2024	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$2,972,126	$2,704,512	$267,614	9.9%
For the three months ended March 31, 2025, as compared with the three months ended March 31, 2024, the total cost of revenues increased primarily due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics in regional developer regions.

Selling and Marketing Expenses

Selling and Marketing Expenses	2025	2024	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$3,505,150	$2,237,583	$1,267,567	56.6%

For the three months ended March 31, 2025, as compared with the three months ended March 31, 2024, selling and marketing expenses increased due to an increase in expenses associated with our digital marketing transformation efforts.
Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2025	2024	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$361,930	$329,634	$32,296	9.8%
Depreciation and amortization expenses increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to depreciation expenses related to development of internal use software made available for use in the first half of 2024.
General and Administrative Expenses

General and Administrative Expenses	2025	2024	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$6,914,945	$7,339,308	$(424,363)	(5.8)%
General and administrative expenses decreased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to a decrease in payroll and other employee compensation expenses of $0.4 million, reflective of fewer employees in the first quarter of 2025 compared to the first quarter of 2024, including the departure of long-tenure employees with stock-based compensation during 2024. As a percentage of revenue, general and administrative expenses during the three months ended March 31, 2025, and 2024 were 53% and 60%, respectively.
Loss from Operations

Loss from Operations	2025	2024	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$(678,534)	$(426,596)	$(251,938)	59.1%
Loss from operations increased by $0.3 million for the three months ended March 31, 2025, compared with the three months ended March 31, 2024. This increase was primarily due to:
•an increase in selling and marketing expenses of $1.3 million; and
•an increase of $0.3 million in our total cost of revenues; partially offset by
•an increase of $0.9 million in total revenues; and

•a decrease of $0.4 million in general and administrative expenses.
Other Income (Expense), Net

Other Income (Expense), Net	2025	2024	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$185,917	$36,259	$149,658	(412.7)%
Other income (expense), net increased during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the deployment of additional cash and cash equivalents into higher interest rate savings products resulting in increased interest income.
Income Tax Expense

Income Tax Expense	2025	2024	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31,	$13,404	$8,582	$4,822	56.2%
Income tax expense increased during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to increase in estimated state income taxes.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.
Non-GAAP Financial Measures
The table below reconciles net income (loss) to Adjusted EBITDA for the three months ended March 31, 2025, and 2024.

	Three Months Ended March 31,
	2025			2024
	from Continuing Operations	from Discontinued Operations	Net Operations	from Continuing Operations	from Discontinued Operations	Net Operations
Non-GAAP Financial Data:
(Loss) Income	$(506,021)	$1,307,451	$801,430	$(398,919)	$1,345,898	$946,979
Net interest	(185,917)	239	(185,678)	(36,259)	628	(35,631)
Depreciation and amortization expense	361,930	26,385	388,315	329,634	1,074,272	1,403,906
Income tax expense	13,404	103,412	116,816	8,582	170,345	178,927
EBITDA	(316,604)	1,437,487	1,120,883	(96,962)	2,591,143	2,494,181
Stock compensation expense	293,941	—	293,941	493,395	—	493,395
Net loss on disposition or impairment	1,973	1,299,724	1,301,697	275	361,828	362,103
Restructuring Costs	67,084	71,384	138,468	28,000	129,036	157,036
Adjusted EBITDA	$46,394	$2,808,595	$2,854,989	$424,708	$3,082,007	$3,506,715
Adjusted EBITDA from continuing operations consists of net loss from continuing operations before interest, income taxes, depreciation and amortization, acquisition related expenses (which includes contract termination costs associated with reacquired regional developer rights), stock-based compensation expense, bargain purchase gain, (gain) loss on disposition or impairment, costs related to restatement filings, restructuring costs, and litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business). We have provided Adjusted EBITDA, a non-GAAP measure of financial performance, because it is commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other outpatient medical clinics, which may present similar non-GAAP financial measures to investors. In addition, you should be aware when evaluating Adjusted EBITDA in the future we may incur unadjusted expenses similar to those currently excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same manner.
Our management does not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of Adjusted EBITDA is that it excludes significant expenses and income that are required by GAAP to be recorded in our financial statements. These limitations include, but are not limited to, the following:
•Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
•Adjusted EBITDA does not reflect the (gain) loss on disposition or impairment, which represents the impairment of assets as of the reporting date. We do not consider this to be indicative of our ongoing operations; and
•While not included in the presented periods, Adjusted EBITDA would not reflect any bargain purchase gain, which would represent the excess of the fair value of net assets acquired over the purchase consideration.
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
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2025, we had unrestricted cash and short-term bank deposits of $21.9 million. We used $3.7 million of cash flow from operating activities from both continuing and discontinued operations in the first quarter of 2025. While unfavorable global economic or political conditions create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next 12 months.

While the interruptions, delays and/or cost increases resulting from political instability and geopolitical tensions, adverse weather conditions, economic weakness, inflationary pressures, increase in interest rates and other factors have created uncertainty as to general economic conditions for the remainder of 2025, as of the date of this Quarterly Report on Form 10-Q, we believe that we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2025, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. If the equity and credit markets deteriorate, including as a result of economic weakness, political unrest or war, or any other reason, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Given the ongoing uncertainties described above, the levels of our cash flows from operations for the remainder of 2025 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash used in operating activities for both continuing and discontinued operations increased by $6.5 million to $3.7 million for the three months ended March 31, 2025, compared to net cash provided by operating activities of $2.8 million for the three months ended March 31, 2024. The increase in net cash used was attributable to a change in working capital of $6.4 million for the three months ended March 31, 2025.
Net cash used in investing activities was $0.3 million and $0.3 million for the three months ended March 31, 2025, and 2024, respectively. For the three months ended March 31, 2025, this included purchases of property and equipment of $0.3 million and proceeds from sales of clinics of $40,100. For the three months ended March 31, 2024, this included purchases of property and equipment of $0.4 million and proceeds from sales of clinics of $50,100.
Net cash provided by financing activities for the three months ended March 31, 2025, was $0.9 million, compared to $2.0 million in net cash used in financing activities for the three months ended March 31, 2024. For the three months ended March 31, 2025, net cash provided by financing activities included cash receipts from stock option exercises of $0.9 million. For the three months ended March 31, 2024, net cash used in financing activities included the pay down of the outstanding balance on our Debt under the Credit Agreement in the amount of $2.0 million.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2025, there have been no material changes to the quantitative and qualitative disclosures about market risk appearing in Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our management concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings is discussed in Note 9 to our condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS

We documented our risk factors in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our risk factors since the filing of that Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, defined in Item 408 of Regulation S-K).

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

THE JOINT CORP.

Dated: May 8, 2025	By:	/s/ Sanjiv Razdan
Sanjiv Razdan Chief Executive Officer and President (Principal Executive Officer)

Dated: May 8, 2025	By:	/s/ Jake Singleton
Jake Singleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)