Form 10-K/A
period 2024-12-31
JOINT Corp
filed 2025-08-12
CIK 1612630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement relating to its 2025 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Form 10-K/A.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the "Amendment" or "Form 10-K/A") to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2025 (the “Original Form 10-K”). The purpose of this Amendment is restate our previously issued audited consolidated financial statements and related financial information in the Original Form 10-K. This Amendment also restates our previous conclusion and disclosure with respect to the effectiveness of our internal control over financial reporting.
Restatement Background
As previously disclosed, on July 24, 2025, our Chief Financial Officer, after meeting with the members of the Audit Committee of our Board of Directors to discuss the matters disclosed herein and in consultation with BDO USA, P.C. (“BDO”), our independent registered public accounting firm, concluded that our previously issued audited financial statements as of and for the year ended December 31, 2024 contained in the Original Form 10-K (the “Previously Issued Financial Statements”) contained a material error and should be restated, which conclusion was thereafter formally ratified by our Audit Committee and our Board of Directors. This determination occurred following discussions of the matter among BDO, officers of our company and members of our Board of Directors. Accordingly, investors and all other persons should no longer rely upon the Previously Issued Financial Statements included in the Original Form 10-K. In addition, any previously issued or filed earnings releases, investor presentations or other communications describing the Previously Issued Financial Statements and other related financial information covering these periods should no longer be relied upon.
This Amendment is being filed to restate certain disclosures and financial statements to reflect the correction of a misapplication of accounting guidance related to the valuation methodology used in connection with the fair value measurement of certain assets held for sale within discontinued operations. Upon further evaluation, we determined that the original methodology applied was not consistent with the relevant requirements of U.S. generally accepted accounting principles ("GAAP"), and as such, adjustments were necessary to accurately present our financial position and results of operations.

Other Amended Filings

In addition to this Form 10-K/A, we are concurrently filing an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Form 10-Q/A”) to restate our previously issued unaudited condensed consolidated financial statements and related financial information presented therein and to restate our previous conclusion and disclosure with respect to the effectiveness of our disclosure controls and procedures.
Internal Control Considerations
As a result of this restatement, management has re-evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. Management has concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to a material weakness in internal controls over the accounting of complex areas, specifically the accounting of estimated impairment related to assets held for sale and the application of valuation methodologies impacting impairment charges related to assets held for sale.
For a discussion of management’s considerations of our internal control over financial reporting and the material weakness identified, refer to Controls and Procedures in Part II, Item 9A.
Items Amended in this Form 10-K/A

For the convenience of the reader, this Form 10-K/A amends and restates the Original Form 10-K in its entirety. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-K. The following items in the Original Form 10-K have been amended as a result of, and to reflect, the restatement:
• Part I, Item 1A, Risk Factors
• Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
• Part II, Item 8, Financial Statements and Supplementary Data
• Part II, Item 9A, Controls and Procedures

• Part IV, Item 15, Exhibits and Financial Statement Schedules
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Form 10-K/A pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
Investors should rely only on the financial information and other disclosures regarding the restated period in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to this period.
See Note 2 to the consolidated financial statements, included in Part II, Item 8 of this Form 10-K/A, for additional information on the restatement and the related consolidated financial statement effects.
Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-K and does not modify or update the disclosures therein, except to reflect the effects of the restatement. This Amendment should be read in conjunction with our other filings with the SEC.

Forward-Looking Statements and Terminology
Forward-Looking Statements
The information in this Annual Report on Form 10-K/A, including the discussions under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Form 10-K/A could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” “seek,” “strive,” or the negative of these terms, “mission,” “goal,” “objective,” or “strategy,” or other comparable terminology. All forward-looking statements in this Form 10-K/A are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Item 1A of this Form 10-K/A. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-K/A. You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K/A and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. We undertake no obligation to update or revise publicly any forward-looking statements, other than in accordance with legal and regulatory obligations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
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
•our belief as of the date of this Form 10-K/A, that we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business;
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

•we have restated our Previously Issued Financial Statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price;
•short-selling strategies and negative opinions posted on the internet may drive down the market price of our common stock and could result in class action lawsuits;
•we have identified a material weakness in our internal controls over financial reporting and we may fail to remediate future material weaknesses in our internal controls over financial reporting or may otherwise be unable to maintain an effective system of internal control over financial reporting, which might negatively impact our ability to accurately report our financial results, prevent fraud, or maintain investor confidence;
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
Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this Form 10-K/A should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.
Terminology
As used in this Form 10-K/A:

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

In a June 2015 Assurance of Discontinuance with the New York Attorney General, Aspen Dental Management, a provider of business support services to independently owned dental practices, agreed to settle claims that it improperly made business decisions impacting clinical matters, illegally engaged in fee-splitting with dental practices and required the dental practices to use the “Aspen Dental” trade name in a manner that had the potential to mislead consumers into believing that the “Aspen Dental”- branded offices were under common ownership with the provider. Pursuant to the settlement, Aspen Dental paid a substantial fine and agreed to change its business and branding practices, including changes to its website and marketing materials in order to make clear that the Aspen-

branded dental offices were independently owned and operated. While it has not done so to date, we cannot assure you that the New York Attorney General will not similarly choose to challenge our contractual relationships with our affiliated PCs in New York and, in particular, to question whether use of The Joint trademark by our affiliated PCs misleads consumers, causing them to incorrectly conclude that we are the provider of chiropractic treatment.
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

Corporate Information

We are a Delaware corporation. Our common stock is traded on the NASDAQ Capital Market under the symbol “JYNT.” Our corporate offices headquarters are located at 16767 N. Perimeter Center Drive, Suite 110, Scottsdale, Arizona 85260, and our telephone number is (480) 245-5960. Our website is www.thejoint.com. Except as specifically indicated otherwise, the information on, or that can be accessed through, our website or any other website identified herein is not incorporated by reference into this Form 10-K/A.

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
In addition to relief and recovery, our services emphasize preventive and maintenance care, which is generally not a medical necessity, and may be viewed as a discretionary medical expenditure. Discretionary spending is negatively impacted by, among other things, those factors disclosed in this Form 10-K/A under the caption “Recent Events” in Management’s Discussion and Analysis of Financial Condition and Results of Operations -- unfavorable global economic or political conditions, such as labor shortages, inflation and other cost increases, and increases in interest rates. As further disclosed under the aforementioned caption, we anticipate that fiscal 2025 will continue to be a volatile macroeconomic environment and expect elevated levels of cost inflation to persist for 2025. Reductions in discretionary spending may adversely impact our business, financial condition, or results of operations. Rising interest rates also will make it more expensive for potential franchisees to finance new clinic acquisitions and thus may reduce the pool of available franchisees, which also could adversely impact our business.
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

As of December 31, 2024, we had access to draw $20.0 million under the Credit Agreement (defined at Note 7, Debt). Our level of debt could have important consequences to investors, including:
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

We have identified a material weakness in our internal control over financial reporting. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results, prevent fraud, or maintain investor confidence.

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

Internal controls related to the operation of financial reporting and accounting systems are critical to maintaining adequate internal control over financial reporting. As discussed in Part II, Item 9A of this Form 10-K/A, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2024 due to a material weakness in internal controls related to the accounting treatment in significant and complex areas. We did not design, implement and maintain effective controls to analyze and account for non-routine, unusual or complex transactions. Specifically, we did not design, implement and maintain controls to timely analyze and account for the impairment associated with certain assets held for sale within discontinued operations and for the application of valuation methodologies impacting impairment charges related to assets held for sale. We have undertaken, and will continue to implement, remediation measures to address the material weakness, which measures will result in additional resources and other compliance expenses. While we expect that our remediation plan will successfully remediate the material weakness, it will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot provide assurances that the material weakness will be effectively remediated.

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

We received an ERC pursuant to the CARES Act. Please see Note 12, Employee Retention Credit in the Notes to the consolidated financial statements included in Item 8 of this Form 10-K/A for a description of the ERC. Our eligibility to receive the ERC remains subject to audit by the IRS for a period of five years. If the IRS audits us during that time, it may find that we were not eligible to receive some or all of the ERC, in which case we would be required to return some or all of the ERC to the IRS. Additionally, 20% of the ERC was paid to an outside third party as a consulting fee. In the event we are required to return some or all of the ERC, we may not be able to recoup the consulting fee.

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

GENERAL RISK FACTORS

We have restated our Previously Issued Financial Statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

As discussed in Note 2 to our consolidated financial statements included in Item 8 of this Form 10-K/A, we have restated our Previously Issued Financial Statements as of and for the year ended December 31, 2024 (the “Restated Period”). The determination to restate the financial statements for the Restated Period was made by our Audit Committee and our Board of Directors upon management’s recommendation following the identification of an error over the application of asset valuation accounting related to assets held for sale reported in discontinued operations that impacted impairment charges. Our management, after consultation with our independent registered accountants, concluded that our Previously Issued Financial Statements for the Restated Period should no longer be relied upon. The Original Form 10-K has been amended by this Form 10-K/A to, among other things, reflect the restatement of our financial statements for the Restated Period.

On September 26, 2023, we restated our consolidated financial statements as of and for the years ended December 31, 2022 and 2021 and for the quarterly periods within the fiscal years ended December 31, 2022 and 2021 (the “Restated Periods”). The determination to restate the financial statements for the Restated Periods was made by our Audit Committee and our Board of Directors upon management’s recommendation following the identification of an error related to our method of accounting for the reacquisition of regional developer rights and transfer pricing adjustments for our VIEs. Our management, after consultation with our independent registered accountants, concluded that our previously issued financial statements for the Restated Periods should no longer be relied upon. Our Annual Report on Form 10-K for the years ended December 31, 2022 and 2021 has been amended by Form 10-K/A filed on September 26, 2023 to, among other things, reflect the restatement of our financial statements for the Restated Periods.

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
ITEM 3.     LEGAL PROCEEDINGS
Information regarding our legal proceedings is discussed in Note 10 in the Notes to the consolidated financial statements, which is incorporated herein by reference.
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

Our current strategy is to grow through the sale and development of additional franchises. After evaluating options for improvement, during 2023 the board authorized management to initiate a plan to refranchise or sell the majority of our company-owned or managed clinics. During the third quarter of 2024, the Company expanded the refranchising plan to include the full portfolio of our company-owned or managed clinics, marketing the clinics in large clusters grouped by geographic territory. This refined strategy will leverage our greatest strength — our capacity to build a franchise — to drive long-term growth for both our franchisees and The Joint as a public company. We have created a robust framework for the refranchising effort, organizing clinics into clusters, and generating comprehensive disclosure packets for marketing efficiency. We had given initial preference to existing franchisees and in the third quarter of 2024 expanded the marketing efforts to larger multi-unit, multi-brand operators and certain private equity firms interested in purchasing and operating large market-based clinic clusters and have received significant interest to date in most markets. Subsequent to the balance sheet date, we have received draft letters of intent (“LOIs”) for our full portfolio of company-owned or managed clinics and as of the filing of this Form 10-K/A are in the financial stages of LOI term negotiations.

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

Restatement of Previously Issued Consolidated Financial Statements

We concluded that our previously issued financial statements for the year ended December 31, 2024 should be restated to correct a historical error over the application of asset valuation accounting related to assets held for sale reported in discontinued operations that impacted impairment charges. The discussion of financial results presented herein is reflective of the restatement adjustments.

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
On November 6, 2023, we discussed certain strategic initiatives with the Board of Directors and were authorized to initiate a plan to refranchise the majority of our company-owned or managed clinics with plans to retain a small portion of high-performing clinics. During the third quarter of 2024, the Company, with the authorization of the Board of Directors, expanded the refranchising plan to include the full portfolio of our company-owned or managed clinics, marketing the clinics in clusters grouped by proximity to larger private equity firms. We had given initial preference to existing franchisees and in third quarter of 2024, we have expanded the marketing efforts to larger private equity firms interested in purchasing and operating large market-based clinic clusters and have received significant interest to date in most markets. Subsequent to the balance sheet date, we have received draft letters of intent (“LOIs”) for our full portfolio of company-owned or managed clinics and as of the filing of the Original Form 10-K on March 14, 2025, were in the financial stages of LOI term negotiations.
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
As discussed further in Note 4, Acquisitions and Divestitures, in the Notes to consolidated financial statements, during the fourth quarter of 2024, the Company classified its corporate clinic business segment as held for sale. The results of operations of the corporate clinic business segment are reported in (Loss) income from discontinued operations before income tax expense in its consolidated income statement for all periods presented and the related assets and liabilities associated with discontinued operations are classified as discontinued operation assets and liabilities, current and net of current, in the consolidated balance sheet for all periods presented. The consolidated statement of cash flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 4, Acquisitions and Divestitures, in the Notes to consolidated financial statements.
Total Revenues
Components of revenues for the year ended December 31, 2024, as compared to the year ended December 31, 2023, were as follows:

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023
	(As Restated)
Revenues:
Royalty fees	32,144,796	29,160,832	2,983,964	10.2%
Franchise fees	2,997,850	2,882,895	114,955	4.0%
Advertising fund revenue	9,180,281	8,321,043	859,238	10.3%
Software fees	5,687,326	5,086,562	600,764	11.8%
Other revenues	2,153,177	1,526,145	627,032	41.1%
Total revenues	$52,163,430	$46,977,477	$5,185,953	11.0%
The reasons for the significant changes in our components of total revenues were as follows:
•Total revenues increased by $5.2 million, primarily due to the continued expansion and revenue growth of our franchise base.
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
Cost of Revenues

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023
	(As Restated)
Cost of Revenues	$11,516,848	$10,480,645	$1,036,203	9.9%
For the year ended December 31, 2024, as compared with the year ended December 31, 2023, the total cost of revenues increased due to an increase in regional developer royalties and sales commissions.
Selling and Marketing Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023
	(As Restated)
Selling and Marketing Expenses	$10,973,610	$8,689,664	$2,283,946	26.3%

Selling and marketing expenses increased $2.3 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, driven by an increase in advertising fund expenditures from a larger franchise base and increased marketing expenditures expanding our franchise marketing efforts.
Depreciation and Amortization Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023
	(As Restated)
Depreciation and Amortization Expenses	$1,371,389	$1,278,148	$93,241	7.3%
Depreciation and amortization expenses increased $0.1 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to depreciation expenses related to development of internal use software made available for use in the first half of 2024.
General and Administrative Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023
	(As Restated)
General and Administrative Expenses	$30,124,589	$26,231,615	$3,892,974	14.8%
General and administrative expenses increased during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the increases in the following expenses to support the Company’s continued efforts in executing on its strategy to become a pure-play franchisor: (i) payroll and related expenses of $1.5 million; (ii) restructuring costs of $0.6 million; (iii) professional and advisory fees of $1.2 million primarily related to additional IT outsourced resources to support the Company’s proprietary chiropractic software and help desk; and (iv) accounting services expenses of $0.4 million. As a percentage of revenue, general and administrative expenses were 58% and 56% during the year ended December 31, 2024 and 2023, respectively.
Net Loss (Gain) on Disposition or Impairment

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023
	(As Restated)
Net Loss (Gain) on Disposition or Impairment	$66,019	$(20,894)	$86,913	(416.0)%
Net loss on disposition or impairment nominally changed for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to the disposal of property and equipment.
(Loss) Income from Operations

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023
	(As Restated)
(Loss) Income from Operations	$(1,889,025)	$318,299	$(2,207,324)	(693.5)%

Income from operations decreased by $2.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the following:
•an increase of $1.0 million related to the cost of revenue due to an increase in regional developer royalties and sales commissions,
•an increase of $2.3 million in selling and marketing expenses resulting from a larger franchise base and increased marketing expenditures expanding our franchise marketing efforts,
•an increase of $0.1 million in depreciation expenses related to additional development of internal use software made available for use in the first half of 2024,
•an increase of $3.9 million in general and administration expenses primarily due to (i) payroll and related expenses of $1.5 million; (ii) restructuring costs of $0.6 million; (iii) professional and advisory fees of $1.2 million primarily related to additional IT outsourced resources to support the Company’s proprietary chiropractic software and help desk; and (iv) accounting services expense of $0.4 million to support compliance requirements as a public company, partially offset by
•An increase of $5.2 million in total revenues due to an increase in the number of franchised clinics in operation, along with continued sales growth in existing franchised clinics.
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
Income Tax Expense

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2024	2023

Income Tax Expense	$5,606	$11,023,411	$(11,017,805)	(99.9)%
For the years ended December 31, 2024 and 2023, the effective tax rates were (0.3)% and 4,339.9%, respectively. The fluctuation in the effective rate was primarily attributable to state taxes, including the change in rates, stock-based compensation, the officer’s compensation limit under Section 162(m), change in valuation allowance and uncertain tax positions during the year ended December 31, 2024, as compared to the year ended December 31, 2023.
The high effective tax rate for the year ended December 31, 2023 was primarily driven by the establishment of a valuation allowance against the Company’s deferred tax assets, resulting in a one-time increase in income tax expense. In contrast, the absence of this adjustment for the year ended December 31, 2024 led to an effective tax rate that remained within a more comparable range. Please see Note 9, Income Taxes, in the Notes to consolidated financial statements included in Item 8 of this Form 10-K/A for further discussion.
Non-GAAP Financial Measures

The table below reconciles net loss from continuing operations to Adjusted EBITDA from continuing operations for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024			2023
	from Continuing Operations	from Discontinued Operations	Net Operations	from Continuing Operations	from Discontinued Operations	Net Operations
	(As Restated)	(As Restated)	(As Restated)
Non-GAAP Financial Data:
(Loss) Income	$(1,614,344)	$(4,182,549)	$(5,796,893)	$(10,769,405)	$1,017,208	$(9,752,197)
Net interest	(280,287)	2,114	(278,173)	64,293	3,168	67,461
Depreciation and amortization expense	1,371,389	3,350,748	4,722,137	1,278,148	7,304,055	8,582,203
Income tax expense	5,606	210,263	215,869	11,023,411	367,542	11,390,953
EBITDA	(517,636)	(619,424)	(1,137,060)	1,596,447	8,691,973	10,288,420
Stock compensation expense	1,679,005	—	1,679,005	1,737,682	—	1,737,682
Acquisition related expenses	478,710	—	478,710	811,547	61,667	873,214
Net loss on disposition or impairment	66,019	7,714,555	7,780,574	(20,894)	2,653,498	2,632,604
Costs related to restatement filings	—	—	—	380,221	—	380,221
Restructuring Costs	607,231	495,097	1,102,328	—	72,880	72,880
Litigation expenses	—	1,481,000	1,481,000	—	—	—
Other income related to the ERC	—	—	—	—	(3,779,304)	(3,779,304)
Adjusted EBITDA	$2,313,329	$9,071,228	$11,384,557	$4,505,003	$7,700,714	$12,205,717

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
While the interruptions, delays and/or cost increases resulting from political instability and geopolitical tensions, adverse weather conditions, economic weakness, inflationary pressures, increase in interest rates and other factors have created uncertainty as to general economic conditions for 2025, as of the date of this Form 10-K/A, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For 2025, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. If the equity and credit markets deteriorate, including as a result of economic weakness, political unrest or war, or any other reason, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Given the ongoing uncertainties described above, the levels of our cash flows from operations for 2025 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities for both continuing and discontinued operations was $9.4 million for the year ended December 31, 2024, compared to net cash provided by operating activities for both continuing and discontinued operations of $14.7 million for the year ended December 31, 2023. The decrease was primarily attributable to the decrease in net income, net of non-cash charges, from both continuing and discontinued operations in the year ended December 31, 2024 of $8.3 million versus $13.9 million in the prior year period offset by the increases in operating assets and liabilities of $1.1 million in the year ended December 31, 2024 versus $0.8 million in the prior year period. The increase in operating assets and liabilities from both continuing and discontinued operations for the year ended December 31, 2024 is primarily attributable to (i) an increase in accrued expenses of $4.6 million, mainly driven by accruals relating to two litigation settlements, (ii) an increase in accounts receivable of $1.6 million primarily related to a receivable recorded from the Company’s insurance related to medical injury claim settlement, and (iii) an increase in payroll liabilities of $2.4 million, mostly due to the short-term incentive compensation accrual in the current year (without the comparable accrual as of December 31, 2023), payroll cycle timing and restructuring cost accruals. These increases in operating assets and liabilities were partially offset by the decreases in (i) operating lease liabilities of $3.8 million related to monthly rent payments against the lease liabilities held for sale, (ii) a decrease in deferred revenue of $0.6 million and a decrease in deferred franchise cost of $0.5 million both primarily related to the decreased sales of franchise licenses during the year, and (iii) a decrease in upfront regional developer fees of $0.4 million.

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
The following table summarizes our material contractual obligations from continuing operations at December 31, 2024 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:
Material Contractual Cash Requirements from Continuing Operations

	Payments Due by Fiscal Year
	Total	2025	2026	2027	2028	2029	Thereafter
Operating leases (as restated)	$902,111	$518,527	$60,225	$62,032	$63,893	$65,810	$131,624

Recent Accounting Pronouncements
Please see Note 1, Nature of Operations and Summary of Significant Accounting Policies in the Notes to consolidated financial statements included in Item 8 of this Form 10-K/A for information regarding recently issued accounting pronouncements that may impact our financial statements.
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

Shareholders and Board of Directors
The Joint Corp.
Scottsdale, Arizona
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Joint Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2025, except as to the effect of the material weakness, which is dated August 11, 2025 expressed an adverse opinion thereon.

Restatement to Correct 2024 Misstatement

As discussed in Note 2 to the consolidated financial statements, the 2024 consolidated financial statements have been restated to correct a misstatement.

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

Impairment of Long-Lived Assets Held for Sale

As described in Notes 1, 4, and 6 to the consolidated financial statements, the Company recorded an estimated net loss on disposal on assets and liabilities held for sale of $4.5 million for the year ended December 31, 2024. Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. The estimated fair values of the certain long-lived assets, including company-owned or managed clinics, is determined by management using fair values derived from an income approach based on a discounted cash flow model and a market approach based upon a multiple of earnings assumption using historical financial performance of the clinic and historical acquisition trends based on previous reacquired franchise clinic purchases.

We identified the impairment of long-lived assets held for sale as a critical audit matter. Significant judgments are required to be made by management to determine the fair value for company-owned or managed clinics including the discount rate assumption used in the income approach and the multiple of earnings assumption used in the market approach. Auditing management’s assumptions used in the impairment of long-lived assets held for sale involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter and the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of the multiple of earnings assumption by comparing to historical acquisitions of previous reacquired franchise clinic purchases.
•Utilizing professionals with specialized skill and knowledge to assist in assessing the reasonableness of the discount rate and multiple of earnings assumptions.

Impairment of Goodwill - Corporate Clinic Reporting Unit

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $8.5 million as of December 31, 2024. The Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if a triggering event occurs. During the fourth quarter of 2024, the Company determined it was necessary to re-evaluate goodwill of the corporate clinics reporting unit due to the reporting unit meeting the criteria to be classified as a discontinued operation at December 31, 2024.

We identified the impairment of goodwill specific to the corporate clinic reporting unit as a critical audit matter. Significant judgments are required to be made by management to determine the fair value for the corporate clinic reporting unit, including a multiple of earnings assumption. Auditing management’s assumption used in the impairment assessment of goodwill involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter and the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of the multiple of earnings assumption by comparing to historical acquisitions of previous reacquired franchise clinic purchases.
•Utilizing professionals with specialized skill and knowledge to assist in assessing the reasonableness of the multiple of earnings assumption.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
Phoenix, Arizona

March 13, 2025, except for the effects of the restatement described in Long-Lived Assets and (Loss) Earnings per Common Share paragraphs of Note 1, Note 2, Note 3, Note 4, Note 5, Note 6, Note 9, Note 10 and Note 11 as to which the date is August 11, 2025

THE JOINT CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS	(As Restated)
Current assets:
Cash and cash equivalents	$25,051,355	$18,153,609
Restricted cash	945,081	1,060,683
Accounts receivable, net	2,586,381	2,580,589
Deferred franchise and regional development costs, current portion	1,055,582	1,047,430
Prepaid expenses and other current assets	1,787,994	1,844,340
Discontinued operations current assets ($1.1 million attributable to VIEs as of December 31, 2024)	43,151,055	19,648,887
Total current assets	74,577,448	44,335,538
Property and equipment, net	3,206,754	3,805,887
Operating lease right-of-use asset	555,536	466,268
Deferred franchise and regional development costs, net of current portion	4,513,891	5,203,936
Discontinued operations noncurrent assets ($1.1 million attributable to VIEs as of December 31, 2023)	—	33,142,084
Deposits and other assets	300,779	254,299
Total assets	$83,154,408	$87,208,012

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,750,938	$1,253,816
Accrued expenses	1,505,827	1,157,822
Co-op funds liability	945,082	1,060,683
Payroll liabilities	3,551,173	858,862
Operating lease liability, current portion	483,337	412,601
Deferred franchise fee revenue, current portion	2,546,926	2,516,554
Upfront regional developer fees, current portion	288,095	362,326
Other current liabilities	603,250	483,249
Discontinued operations current liabilities ($7.1 million and $5.9 million attributable to VIEs as of December 31, 2024 and 2023)	37,367,459	25,468,169
Total current liabilities	49,042,087	33,574,082
Operating lease liability, net of current portion	311,689	448,308
Debt under the Credit Agreement	—	2,000,000
Deferred franchise fee revenue, net of current portion	12,450,179	13,597,325
Upfront regional developer fees, net of current portion	672,334	1,019,316
Discontinued operations liabilities, net of current portion ($1.2 million attributable to VIEs as of December 31, 2023)	—	11,739,946
Deferred tax liabilities	—	57,153
Total liabilities	62,476,289	62,436,130
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 15,192,893 shares issued and 15,159,878 shares outstanding as of December 31, 2024 and 14,783,757 shares issued and 14,751,633 outstanding as of December 31, 2023	15,192	14,783
Additional paid-in capital	49,210,455	47,498,151
Treasury stock 33,015 shares as of December 31, 2024 and 32,124 shares as of December 31, 2023, at cost	(870,058)	(860,475)
Accumulated deficit	(27,702,470)	(21,905,577)

	December 31, 2024	December 31, 2023
Total The Joint Corp. stockholders’ equity	20,653,119	24,746,882
Non-controlling Interest	25,000	25,000
Total equity	20,678,119	24,771,882
Total liabilities and stockholders’ equity	$83,154,408	$87,208,012

See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2024	2023
	(As Restated)
Revenues:
Royalty fees	$32,144,796	$29,160,832
Franchise fees	2,997,850	2,882,895
Advertising fund revenue	9,180,281	8,321,043
Software fees	5,687,326	5,086,562
Other revenues	2,153,177	1,526,145
Total revenues	52,163,430	46,977,477
Cost of revenues:
Franchise and regional developer cost of revenues	10,063,644	9,063,375
IT cost of revenues	1,453,204	1,417,270
Total cost of revenues	11,516,848	10,480,645
Selling and marketing expenses	10,973,610	8,689,664
Depreciation and amortization	1,371,389	1,278,148
General and administrative expenses	30,124,589	26,231,615
Total selling, general and administrative expenses	42,469,588	36,199,427
Net loss (gain) on disposition or impairment	66,019	(20,894)
(Loss) income from operations	(1,889,025)	318,299
Other (income) loss, net	(280,287)	64,293
(Loss) income before income tax expense	(1,608,738)	254,006
Income tax expense	5,606	11,023,411
Net loss from continuing operations	$(1,614,344)	$(10,769,405)
Discontinued Operations:
(Loss) income from discontinued operations before income tax expense	(3,972,286)	1,384,750
Income tax expense from discontinued operations	210,263	367,542
Net (loss) income from discontinued operations	(4,182,549)	1,017,208

Net loss	$(5,796,893)	$(9,752,197)

Net loss from continuing operations per common share:
Basic	$(0.11)	$(0.73)
Diluted	$(0.11)	$(0.72)
Net (loss) income from discontinued operations per common share:
Basic	$(0.28)	$0.07
Diluted	$(0.28)	$0.07
Net loss per common share:
Basic	$(0.39)	$(0.66)
Diluted	$(0.38)	$(0.65)

Basic weighted average shares outstanding	14,919,091	14,688,115
Diluted weighted average shares outstanding	15,147,247	14,935,217

See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount		Total The Joint Corp. stockholder's equity	Non-controlling Interest	Total
Balances, December 31, 2022	14,560,353	$14,560	$45,558,305	31,866	$(856,642)	$(12,153,380)	$32,562,843	$25,000	$32,587,843
Stock-based compensation expense	—	—	1,737,682	—	—	—	1,737,682	—	1,737,682
Issuance of restricted stock	197,781	198	(198)	—	—	—	—	—	—
Exercise of stock options	25,623	25	202,362	—	—	—	202,387	—	202,387
Purchases of treasury stock under employee stock plans	—	—	—	258	(3,833)	—	(3,833)	—	(3,833)
Net loss	—	—	—	—	—	(9,752,197)	(9,752,197)	—	(9,752,197)
Balances, December 31, 2023	14,783,757	14,783	47,498,151	32,124	(860,475)	(21,905,577)	24,746,882	25,000	24,771,882
Stock-based compensation expense	—	—	1,679,005	—	—	—	1,679,005	—	1,679,005
Issuance of restricted stock	181,184	181	(181)	—	—	—	—	—	—
Exercise of stock options	227,952	228	33,480	—	—	—	33,708	—	33,708
Purchases of treasury stock under employee stock plans	—	—	—	891	(9,583)	—	(9,583)	—	(9,583)
Net loss (as restated)	—	—	—	—	—	(5,796,893)	(5,796,893)	—	(5,796,893)
Balances, December 31, 2024 (as restated)	15,192,893	$15,192	$49,210,455	33,015	$(870,058)	$(27,702,470)	$20,653,119	$25,000	$20,678,119

See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
	(As Restated)
Cash flows from operating activities:
Net loss	$(5,796,893)	$(9,752,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,722,137	8,582,203
Net loss on disposition or impairment (non-cash portion)	7,780,574	2,632,604
Net franchise fees recognized upon termination of franchise agreements	(239,335)	(217,827)
Deferred income taxes	(55,556)	10,896,504
Provision for credit losses on accounts receivable	220,893	—
Stock based compensation expense	1,679,005	1,737,682
Changes in operating assets and liabilities:
Accounts receivable	(1,645,078)	192,348
Prepaid expenses and other current assets	101,167	(341,478)
Deferred franchise costs	499,285	355,952
Deposits and other assets	8,827	1,492
Accounts payable	68,258	(1,381,836)
Accrued expenses	4,609,759	793,679
Payroll liabilities	2,398,765	1,455,234
Operating lease liabilities	(3,796,648)	(107,735)
Upfront regional developer fees	(421,213)	(598,778)
Deferred revenue	(597,489)	301,095
Other liabilities	(121,408)	128,647
Net cash provided by operating activities	9,415,050	14,677,589

Cash flows from investing activities:
Acquisition of CA clinics	—	(1,188,765)
Proceeds from sale of clinics	554,100	—
Purchase of property and equipment	(1,185,647)	(4,999,070)
Net cash used in investing activities	(631,547)	(6,187,835)

Cash flows from financing activities:
Payments of finance lease obligation	(25,484)	(24,432)
Purchases of treasury stock under employee stock plans	(9,583)	(3,833)
Proceeds from exercise of stock options	33,708	202,386
Repayment of debt under the Credit Agreement	(2,000,000)	—
Net cash (used in) provided by financing activities	(2,001,359)	174,121

Increase in cash	6,782,144	8,663,875
Cash, cash equivalents and restricted cash, beginning of period	19,214,292	10,550,417
Cash, cash equivalents and restricted cash, end of period	$25,996,436	$19,214,292

	December 31, 2024	December 31, 2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,051,355	$18,153,609
Restricted cash	945,081	1,060,683
Total cash, cash equivalents and restricted cash	$25,996,436	$19,214,292

Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Year Ended December 31,
	2024	2023
Net cash paid for:
Interest	$69,445	$173,062
Income taxes	610,492	569,765
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	124,699	140,055
Stock option exercise receivable	896,766	—
Non-cash investment in acquisition of franchised clinics	—	28,997
See notes to consolidated financial statements.

THE JOINT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1:     Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These financial statements represent the consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses, other (expenses) income, and income taxes that are reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue, accounting for leases, and accounting for income taxes, see Note 3, Revenue Disclosures, Note 9, Income Taxes, and Note 10, Commitments and Contingencies.
The results of operations of the corporate clinic segment are reported in (Loss) income from discontinued operations before income tax expense in its consolidated income statement for all periods presented and the related assets and liabilities associated with discontinued operations are classified as discontinued operation assets and liabilities, current and noncurrent, in the consolidated balance sheets at December 31, 2024 and 2023. The consolidated statement of cash flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 4, Acquisitions and Divestitures. All results and information in the consolidated financial statements are presented as continuing operations and exclude the corporate clinic segment unless otherwise noted specifically as discontinued operations. For additional information, refer to Note 4, Acquisitions and Divestitures.
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

VIE net income (including the management fee) of $1.4 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively, is included in (Loss) income from discontinued operations before income tax expense and income tax expense from discontinued operations in the consolidated income statements as follows:

	Year Ended December 31,
	2024	2023

Income from discontinued operations before income tax expense	$1,641,325	$1,505,635
Income tax expense from discontinued operations	210,263	310,388

The carrying amount of the VIEs’ assets and liabilities is included in discontinued operations as of December 31, 2024 and December 31, 2023, in the consolidated balance sheets as follows:

	December 31, 2024	December 31, 2023

Discontinued operations current assets	$1,087,203	$—
Discontinued operations noncurrent assets	—	1,088,801
Discontinued operations current liabilities	7,125,071	5,908,789
Discontinued operations liabilities, net of current portion	—	1,235,241
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
Property and Equipment
Property and equipment are stated at cost and relate mostly to the corporate headquarters leasehold improvements, its furniture and fixtures and other office and computer equipment. Depreciation is computed using the straight-line method over estimated useful lives, which is generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. The Company recorded Net loss (gain) on disposition or impairment of $17,087 and $(20,894) in its consolidated income statement related to continuing operations property or equipment disposed of other than by sale or retired related to continuing operations for the years ended December 31, 2024 and December 31, 2023, respectively.
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
During the fourth quarter of 2024, we determined it was necessary to re-evaluate goodwill of the corporate clinics reporting unit due to the reporting unit meeting the criteria to be classified as a discontinued operation at December 31, 2024. Therefore, we performed a quantitative assessment of the fair value of the reporting unit using a market approach with assumptions that are considered Level 3 inputs and concluded that the fair value of the corporate clinic reporting unit exceeded its carrying value. The fair value of the reporting unit was determined by applying a multiple of earnings assumption using historical financial performance of the clinic and historical acquisition trends based on previous reacquired franchise clinic purchases.
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
The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. The assets and liabilities of a discontinued operation held for sale, other than goodwill, are measured at the lower of its carrying amount or fair value less cost to sell. When a portion of a reporting unit that constitutes a business is to be disposed of, the goodwill associated with that business is included in the carrying amount of the business based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. See Note 4, Acquisitions and Divestitures, for additional information.

Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. During the year ended December 31, 2024, certain long-lived asset groups were determined to not be recoverable and were written down from their carrying values to their respective fair values resulting in the following non-cash impairment losses which are included in Net loss (gain) on disposition or impairment related to continuing operations.

	Year Ended December 31, 2024
	Carrying Value	Fair Value	Net loss on disposition or impairment related to continuing operations
	(As Restated)	(As Restated)	(As Restated)
Property and equipment, net	$57,959	$40,872	$17,087
Operating lease right-of-use asset	703,682	667,314	36,368
Intangible assets, net	12,564	—	12,564
Total Net loss on disposition or impairment related to continuing operations			$66,019
No impairment losses on long-lived assets were recognized from continuing operations during the year ended December 31, 2023.
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

	Year Ended December 31, 2024
	Carrying Value	Fair Value	Net loss on disposition or impairment related to discontinued operations
	(As Restated)	(As Restated)	(As Restated)
Property and equipment, net	$3,929,036	$2,755,318	$1,173,718
Operating lease right-of-use asset	5,779,712	4,347,457	1,432,255
Intangible assets, net	298,510	252,746	45,764
Total Net loss (income) on disposition or impairment related to discontinued operations			$2,651,737
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

	Year Ended December 31, 2023
	Carrying Value	Fair Value	Net loss on disposition or impairment related to discontinued operations

Property and equipment, net	$2,893,779	$1,233,438	$1,660,341
Operating lease right-of-use asset	80,449	—	80,449
Total Net loss (income) on disposition or impairment related to discontinued operations			$1,740,790
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

	Years Ended
	2024	2023
	(As Restated)
Net loss (income) on disposition or impairment related to discontinued operations	$4,540,530	$657,620
A valuation allowance of $5.1 million and $0.7 million as of December 31, 2024 and 2023, respectively, are included in Discontinued operations current assets on the consolidated balance sheet.
The following table shows a reconciliation of the Company’s impairment losses and disposal gains and losses recorded in (Loss) income from discontinued operations before income tax expense for the years ended December 31, 2024 and 2023:

	Years Ended
	2024	2023

	(As Restated)
Impairment on long-lived assets held for use
Property and equipment, net	$1,173,718	$1,660,341
Operating lease right-of-use asset	1,432,255	80,449
Intangible assets, net	45,764	—
Impairment on assets held for sale
Assets held for sale	4,540,530	657,620
Loss on disposal of assets other than by sale
Property and equipment, net	161,057	255,088
Operating lease right-of-use asset	406,038	—
Gain on sale of assets	(44,807)	—
Total net loss on disposition or impairment related to discontinued operations	$7,714,555	$2,653,498
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
The Company applied the intra-period allocation rules under ASC 740-20-45-1 to allocate the tax provision between continuing operations and discontinued operations. The tax provision amount reported as Income tax expense and disclosed at Note 9, Income Taxes is all related to continuing operations and the remaining provision amount is allocated as discontinued operations and reported as Income tax expense from discontinued operations for the years ended December 31, 2024 and 2023.
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

	Year Ended December 31,
	2024	2023
	(As Restated)
Net loss from continuing operations	$(1,614,344)	$(10,769,405)
Net (loss) income from discontinued operations	(4,182,549)	1,017,208
Net loss	$(5,796,893)	$(9,752,197)

Weighted average common shares outstanding — basic	14,919,091	14,688,115
Effect of dilutive securities:
Unvested restricted stock and stock options	228,156	247,102
Weighted average common shares outstanding — diluted	15,147,247	14,935,217

(Loss) earnings per share:
Basic (loss) earnings per share:
Continuing operations	$(0.11)	$(0.73)
Discontinued operations	$(0.28)	$0.07
Net loss per share	$(0.39)	$(0.66)
Diluted (loss) earnings per share
Continuing operations	$(0.11)	$(0.72)
Discontinued operations	$(0.28)	$0.07
Net loss per share	$(0.38)	$(0.65)
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include loss contingencies, share-based compensations, useful lives and realizability of long-lived assets, deferred revenue and revenue recognition related to breakage, deferred franchise costs, calculation of ROU assets and liabilities related to leases, realizability of deferred tax assets, impairment of goodwill, intangible assets, other long-lived assets, and purchase price allocations and related valuations. Deferred revenue related to breakage, goodwill and intangible assets are related to discontinued operations. Refer to Note 4, Acquisitions and Divestitures for more information on discontinued operations.
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
Note 2: Restatement of Previously Issued Consolidated Financial Statements for the Fiscal Year Ended December 31, 2024
Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2024, included in the Annual Report on Form 10-K filed with the SEC on March 14, 2025, an error was identified resulting from the misapplication of accounting guidance related to the valuation methodology used in connection with the fair value measurement of certain assets held for sale within discontinued operations. Upon further evaluation, the Company determined that the original valuation methodology— which relied on an earnings multiple approach based on the clinic’s historical financial performance and prior acquisition trends from reacquired franchise clinics—was not consistent with the relevant requirements of GAAP. As such, adjustments were necessary to accurately reflect our financial position and results of operations. The valuation methodology was updated to include and equally weight both a market approach using a multiple of earnings assumption as well as an income approach using a discounted cash flow model that more appropriately reflects the expected future economic benefits of the assets held for sale reported in discontinued operations.
The Company assessed the impact of the error on its previously issued financial statements and determined it to be material to 2024 based on its analysis of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the

Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. The error has been corrected in the accompanying consolidated balance sheets as of December 31, 2024 and the consolidated income statements, statements of changes in stockholders’ equity, and statements of cash flows for the year then ended.
In the restated presentation, the Company also recorded previously uncorrected misstatements that were determined to be immaterial to the financial statements.
The following table summarizes the effect of the error on the Company's consolidated balance sheet as of December 31, 2024:

	December 31, 2024		December 31, 2024
	As Previously Reported	Adjustments	As Restated
Current assets:
Prepaid expenses and other current assets	$1,729,079	$58,915	$1,787,994
Discontinued operations current assets ($1.1 million attributable to VIEs)	40,827,044	2,324,011	43,151,055
Total current assets	72,194,522	2,382,926	74,577,448
Property and equipment, net	3,166,882	39,872	3,206,754
Operating lease right-of-use asset	245,384	310,152	555,536
Total assets	80,421,458	2,732,950	83,154,408
Current liabilities:
Operating lease liability, current portion	448,285	35,052	483,337
Discontinued operations current liabilities ($7.1 million attributable to VIEs)	37,714,200	(346,741)	37,367,459
Total current liabilities	49,353,776	(311,689)	49,042,087
Operating lease liability, net of current portion	—	311,689	311,689
Total liabilities	62,476,289	—	62,476,289
Accumulated deficit	(30,435,420)	2,732,950	(27,702,470)
Total The Joint Corp. stockholders' equity	17,920,169	2,732,950	20,653,119
Total equity	17,945,169	2,732,950	20,678,119
Total liabilities and stockholders' equity	80,421,458	2,732,950	83,154,408
The following table summarizes the effect of the error on the Company's consolidated income statement for the year ended December 31, 2024:

	Year Ended December 31, 2024		Year Ended December 31, 2024
	As Previously Reported	Adjustments	As Restated
Revenues:
Other revenues	$1,886,352	$266,825	$2,153,177
Total revenues	51,896,605	266,825	52,163,430
Cost of revenues:
IT cost of revenues	1,453,011	193	1,453,204
Total cost of revenues	11,516,655	193	11,516,848
Selling and marketing expenses	10,923,342	50,268	10,973,610
Depreciation and amortization	1,363,453	7,936	1,371,389
General and administrative expenses	29,833,570	291,019	30,124,589
Total selling, general, and administrative expenses	42,120,365	349,223	42,469,588
Net loss on disposition or impairment	14,642	51,377	66,019
Loss from operations	(1,755,057)	(133,968)	(1,889,025)
Loss before income tax expense	(1,474,770)	(133,968)	(1,608,738)
Income tax expense	62,142	(56,536)	5,606
Net loss from continuing operations	(1,536,912)	(77,432)	(1,614,344)
Discontinued Operations:
(Loss) income from discontinued operations before income tax expense	(6,780,289)	2,808,003	(3,972,286)
Income tax expense from discontinued operations	212,642	(2,379)	210,263
Net loss from discontinued operations	(6,992,931)	2,810,382	(4,182,549)
Net loss	$(8,529,843)	$2,732,950	$(5,796,893)
Net loss from continuing operations per common share:
Basic	$(0.10)	$(0.01)	$(0.11)
Diluted	$(0.10)	$(0.01)	$(0.11)
Net (loss) income from discontinued operations per common share:
Basic	$(0.47)	$0.19	$(0.28)
Diluted	$(0.46)	$0.18	$(0.28)
Net (loss) income per common share:
Basic	$(0.57)	$0.18	$(0.39)
Diluted	$(0.56)	$0.17	$(0.38)
The following table summarizes the effect of the error on the Company's consolidated statements of stockholders' equity as of December 31, 2024:

	Accumulated Deficit	Total The Joint Corp. stockholder's equity	Total Equity
Balances, December 31, 2024 (as previously reported)	$(30,435,420)	$17,920,169	$17,945,169
Adjustment due to error correction	2,732,950	2,732,950	2,732,950
Balances, December 31, 2024 (as restated)	$(27,702,470)	$20,653,119	$20,678,119
The following table summarizes the effect of the error on the Company's consolidated statement of cash flows for the year ended December 31, 2024:

	Year Ended December 31, 2024		Year Ended December 31, 2024
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(8,529,843)	$2,732,950	$(5,796,893)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss on disposition or impairment (non-cash portion)	10,454,609	(2,674,035)	7,780,574
Prepaid expenses and other current assets	160,082	(58,915)	101,167
Net cash provided by operating activities	9,415,050	—	9,415,050
Increase in cash	6,782,144	—	6,782,144
Note 3:    Revenue Disclosures
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
The following table shows the Company’s revenues disaggregated according to the timing of transfer of services:

	December 31,
	2024	2023
	(As Restated)
Revenue recognized at a point in time	$43,478,254	$39,008,020
Revenue recognized over time	8,685,176	7,969,457
Total revenue	$52,163,430	$46,977,477
Rollforward of Accounts Receivable
Changes in the Company’s accounts receivable, net during the years ended December 31, 2024 and 2023 were as follows:

Accounts Receivable, Net
Balance at December 31, 2022	$2,388,163
Cash received against accounts receivable included at the beginning of the year	(2,170,108)
Net increase during the year ended December 31, 2023	2,362,534
Balance at December 31, 2023	$2,580,589
Cash received against accounts receivable included at the beginning of the year	(2,387,577)
Net increase during the year ended December 31, 2024	2,614,262
Allowance for credit losses	(220,893)
Balance at December 31, 2024	$2,586,381
Changes in the Company’s contract liability for deferred franchise fees during the years ended December 31, 2024 and 2023 were as follows:

Deferred Revenue short and long-term
Balance at December 31, 2022	$16,629,735
Revenue recognized that was included in the contract liability at the beginning of the year	(2,709,080)
Net increase during the year ended December 31, 2023	2,193,224
Balance at December 31, 2023	$16,113,879
Revenue recognized that was included in the contract liability at the beginning of the year	(2,841,085)
Net increase during the year ended December 31, 2024	1,724,311
Balance at December 31, 2024	$14,997,105

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
Note 4:    Acquisitions and Divestitures
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
The key components of Net (loss) income from discontinued operations that were included in the Company’s consolidated income statements are as follows:

	Year Ended December 31,
	2024	2023
	(As Restated)
Revenues:
Revenues from company-owned or managed clinics	$69,982,344	$70,718,879
Total revenues	69,982,344	70,718,879
Cost of revenues:
IT cost of revenues	47,817	65,912
Total cost of revenues	47,817	65,912
Selling and marketing expenses	7,850,616	7,852,327
Depreciation and amortization	3,350,748	7,304,056
General and administrative expenses	54,988,780	55,234,472
Total selling, general and administrative expenses	66,190,144	70,390,855
Net loss on disposition or impairment from discontinued operations	7,714,555	2,653,497
Loss from discontinued operations	(3,970,172)	(2,391,385)
Other expense (income), net	2,114	(3,776,135)
(Loss) income before income tax expense	(3,972,286)	1,384,750
Income tax expense from discontinued operations	210,263	367,542
Net (loss) income from discontinued operations	$(4,182,549)	$1,017,208
The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company’s consolidated balance sheets:

	December 31, 2024	December 31, 2023
	(As Restated)
ASSETS
Accounts receivable	$2,484,248	$1,138,335
Prepaid expenses and other current assets	549,605	595,497
Assets held for sale	38,395,986	17,915,055
Property and equipment, net	208,074	—
Deferred tax assets (attributable to VIEs)	1,087,204	—
Deposits and other assets	425,938	—
Total current assets, discontinued operations	43,151,055	19,648,887
Property and equipment, net	—	7,238,430
Operating lease right-of-use asset	—	11,946,953
Intangible assets, net	—	5,020,926
Goodwill	—	7,352,879
Deferred tax assets (attributable to VIEs)	—	1,088,801
Deposits and other assets	—	494,095
Total noncurrent assets, discontinued operations	—	33,142,084
Total assets, discontinued operations	$43,151,055	$52,790,971

LIABILITIES
Accounts payable	$67,107	$371,272
Accrued expenses	5,066,941	805,187
Payroll liabilities ($0.9 million and $0.7 million attributable to VIEs as of December 31, 2024 and 2023)	2,333,335	2,626,882
Operating lease liability, current portion	153,517	3,343,727
Finance lease liability, current portion	38,015	25,491
Deferred revenue from company clinics ($0.0 million and $1.6 million attributable to VIEs as of December 31, 2024 and 2023)	—	4,463,747
Other current liabilities (attributable to VIEs)	1,079,441	—
Liabilities to be disposed of ($5.2 million and $3.6 million attributable to VIEs as of December 31, 2024 and 2023)	28,629,103	13,831,863
Total current liabilities, discontinued operations	37,367,459	25,468,169
Operating lease liability, net of current portion	—	10,466,689
Finance lease liability, net of current portion	—	38,016
Other liabilities, noncurrent (attributable to VIEs)	—	1,235,241
Total noncurrent liabilities, discontinued operations	—	11,739,946
Total liabilities, discontinued operations	$37,367,459	$37,208,115
The key components of cash flows from discontinued operations are as follows:

	Year Ended December 31,
	2024	2023
	(As Restated)
Depreciation and amortization	$3,350,748	$7,304,056
Capital expenditures
Acquisition of CA clinics	—	1,188,765
Purchase of property and equipment	664,423	3,857,005
Significant operating and investing non-cash items
Net loss on disposition or impairment	7,714,555	2,653,497

The clustered clinics are in varying stages of sales negotiations with approximately all of the Company’s corporate clinic portfolio expected to be recognized as a completed sale within one year with an estimated fair value of $27.2 million at December 31, 2024. Effective with the designation as held for sale, the Company discontinued recording depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics as required by GAAP. The Company reported the related assets and liabilities of the clinics as held for sale as discontinued operations in its December 31, 2024 and 2023 consolidated balance sheets.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the clinics estimated fair values, the Company recorded an estimated loss on disposal of $4.5 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively, in Loss from discontinued operations before income tax expense in its consolidated income statements and a valuation allowance included in discontinued operations current assets in its consolidated balance sheets.
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

The principal components of the held for sale assets and liabilities to be disposed of as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
	(As Restated)
Assets
Property and equipment, net	$8,457,627	$4,887,220
Operating lease right-of-use asset	19,643,917	9,193,496
Intangible assets, net	6,906,807	3,351,430
Goodwill	8,459,238	1,140,529
Valuation allowance	(5,071,603)	(657,620)
Total assets held for sale	$38,395,986	$17,915,055

Liabilities
Operating lease liability, current and non-current	$20,526,714	$10,209,382
Deferred revenue from company clinics	8,102,389	3,622,481
Total liabilities to be disposed of	$28,629,103	$13,831,863
The pre-tax income of the clinics designated as held for sale as of December 31, 2024 is $7.5 million and $7.3 million for the years ended December 31, 2024 and 2023, respectively, the results of which exclude the allocation of overhead.
Note 5:    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2024	2023
	(As Restated)
Office and computer equipment	$937,551	$940,451
Leasehold improvements	1,585,609	1,529,904
Internally developed software	5,914,254	5,388,039
	8,437,414	7,858,394
Accumulated depreciation and amortization	(5,982,533)	(4,649,658)
	2,454,881	3,208,736
Construction in progress	751,873	597,151
Property and Equipment, net	$3,206,754	$3,805,887
Depreciation expense was $1,371,389 and $1,278,148 for the years ended December 31, 2024 and 2023, respectively.
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

The assets and liabilities resulting from the Acquisitions (see Note 4, Acquisitions and Divestitures), included in discontinued operations, were recorded at fair values on a nonrecurring basis at the date of acquisition and are considered Level 3 within the fair value hierarchy.

Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. The estimated fair values of the company-owned or managed clinics classified as Held for Sale (see Note 4, Acquisitions and Divestitures) were recorded in discontinued operations current assets at fair values on a nonrecurring basis and are based upon Level 2 inputs, which includes a potential buyer agreed upon selling price or Level 3 inputs, which includes a market approach using a multiple of earnings assumption based on clinic-level historical financial performance as well as an income approach using discounted cash flow ("DCF") models that use significant unobservable inputs and assumptions. Key inputs in the DCF models included projected cash flows over a 10-year forecast period, based on clinic-level historical financial performance and management's expectations of future operating results. A terminal value was estimated using a terminal year cash flow multiple for locations with positive cash flows. For locations with projected negative cash flows, no terminal value was assigned, as these clinics were assumed to cease operations upon lease termination. The future cash flows and terminal value were discounted to present value using a discount rate of 14.5% that reflects the risk profile of the underlying operations and market conditions as of the measurement date. The Company, as appropriate, equally weights the market approach and income approach in its valuation. The fair value measurement of the assets held for sale as of December 31, 2024, which included all company-owned or managed clinics, was recorded as $0.4 million based upon Level 2 inputs and $26.9 million based upon Level 3 inputs. As a result, the Company maintains a valuation allowance of $5.1 million to adjust the carrying value of the disposal group to fair value less cost to sell as of December 31, 2024. The fair value measurement of the assets held for sale as of December 31, 2023, which included 55 company-owned or managed clinics, was valued as $0.2 million based upon Level 2 inputs and $30.4 million based upon Level 3 inputs as of December 31, 2023. As a result, the Company recorded a valuation allowance of $0.7 million to adjust the carrying value of the disposal group to fair value less cost to sell during the year ended December 31, 2023.
Long-lived assets classified as held and used where the asset group was not determined to be recoverable are tested for impairment. During the years ended December 31, 2024 and 2023, in connection with the planned sale or determined closure of certain company-owned or managed clinics, the Company recorded an impairment loss of $2.7 million and $1.7 million, respectively, included in (Loss) income from discontinued operations before income tax expense in its consolidated income statements for impairment of long-lived assets classified as held and used where the asset group was not determined recoverable. The asset group was determined to be the clinic level, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The long-lived assets fair values were determined by the following: Level 1 inputs, which included observable inputs from executed lease termination agreements; Level 2 inputs where available, which included using a valuation multiple (e.g, price per square foot) based on observable prices for comparable long-lived assets; and Level 3 inputs, which included a multiple of earnings assumption using the Company’s historical earnings trend data, comparable historical asset sales by the Company and franchisees that were not exact matches, and (for calculating the fair value of intangible assets specifically) the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates. Generally, a change in the assumption used for the multiple inputs would have resulted in a directionally similar change of the fair value measurement where a multiple of earnings assumption was used.
The carrying values of these asset groups impaired to their fair value during the year ended December 31, 2024 included ROU assets of $5.8 million that were written down to $4.3 million determined by Level 1 and Level 2 inputs. The carrying values of these asset groups impaired to their fair value also included property and equipment, net of $3.9 million that were written down to $2.8 million and reacquired rights of $298,510 that were written down to $252,746 both determined by Level 3 inputs discussed above. The carrying value for nearly all company-owned and managed asset groups were reclassified to assets held for sale as of December 31, 2024.
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
Note 8:     Stock-Based Compensation
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

Note 9:    Income Taxes
Income tax expense reported in the consolidated income statements is comprised of the following:

	December 31,
	2024	2023
	(As Restated)
Current expense:
Federal	$—	$—
State, net of state tax credits	62,759	101,232
Total current expense	62,759	101,232
Deferred expense (benefit):
Federal	(57,153)	8,545,086
State	—	2,377,093
Total deferred expense (benefit)	(57,153)	10,922,179
Total income tax expense	$5,606	$11,023,411
The following are the components of the Company’s deferred tax assets (liabilities) for federal and state income taxes reported in the consolidated balance sheets:

	December 31,
	2024	2023
	(As Restated)
Deferred income tax assets:
Accrued expenses	$1,607,324	$424,865
Deferred revenue	3,909,555	4,269,104
Lease liability	5,710,136	6,697,111
Goodwill - component 2	55,368	63,328
Nonqualified stock options	322,376	378,208
Net operating loss carryforwards	3,029,413	3,337,155
Tax credits	35,850	35,850
Intangibles	3,921,742	3,932,350
Restricted stock compensation	139,038	65,886
Total deferred income tax assets	18,730,802	19,203,857
Deferred income tax liabilities:
Lease right-of-use asset	(5,392,996)	(5,852,353)
Deferred franchise costs	(75,284)	(108,148)
Goodwill - component 1	(807,824)	(673,278)
Asset basis difference related to property and equipment	(147,143)	(1,853,103)
Total deferred income tax liabilities	(6,423,247)	(8,486,882)
Valuation allowance	(12,307,555)	(10,774,128)
Net deferred tax liabilities	$—	$(57,153)

A valuation allowance of $12.3 million and $10.8 million was recorded against the deferred tax asset balance of The Joint Corp., without its VIEs, as of December 31, 2024 and 2023, respectively. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets in each reporting jurisdiction. A significant piece of objective evidence evaluated was the cumulative loss incurred in each jurisdiction over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth, in evaluating the need for a valuation allowance. As a result, management has determined that it is more likely than not that The Joint Corp. will not realize its deferred tax assets as of December 31, 2024, and has recorded a valuation allowance after consideration of any recorded deferred tax liabilities.

Additionally, deferred tax assets attributable to its VIEs of $1.1 million and $1.1 million were classified as discontinued operations as of December 31, 2024 and 2023, respectively. These deferred tax assets related to deferred revenue. See Note 4, Acquisitions and Divestitures for more information on discontinued operations.

The Joint Corp, without the VIEs, has federal gross net operating loss carryforwards of $12.3 million and $13.4 million as of December 31, 2024 and 2023, respectively. Federal tax effected of these net operating losses were $2.6 million and $2.8 million as of December 31, 2024 and 2023, respectively. $7.9 million of the federal net operating loss is subject to a 20-year carryforward, with a portion beginning to expire in 2036. $4.3 million of the federal net operating loss has an indefinite carryforward period.

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
The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net (loss) income, compared to the income tax expense in the consolidated income statements:

	For the Years Ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(As Restated)	(As Restated)
Expected federal tax expense	$(337,835)	21.0%	$53,341	21.0%
Meals and entertainment	30,462	(1.9)%	31,055	12.2%
State tax provision (benefit), net of federal benefit	62,759	(3.9)%	69,794	27.5%
Section 162(m) limitation on compensation	85,992	(5.3)%	—	—%
Other permanent differences	26,576	(1.7)%	15,664	6.2%
Change in VA	(40,208)	2.5%	10,692,253	4,209.5%
Stock compensation	(119,263)	7.4%	(2,030)	(0.8)%
Change in tax rate	123,722	(7.7)%	171,007	67.3%
Return to provision	(25,025)	1.6%	(146,638)	(57.7)%
Uncertain tax position - net impact	212,687	(13.2)%	138,585	54.6%
Other adjustments	(14,261)	0.9%	380	0.1%
Expense	$5,606	(0.3)%	$11,023,411	4,339.9%

Changes in the Company’s income tax expense relate primarily to state income taxes (net of federal tax and permanent differences), changes in tax rates, stock compensation, the officer’s compensation limit under Section 162(m), change in valuation allowance and uncertain tax positions during the year ended December 31, 2024, as compared to the year ended December 31, 2023. For the years ended December 31, 2024 and December 31, 2023, effective tax rates were (0.3)% and 4,339.9%, respectively. The difference between the statutory federal income tax rate and the Company’s effective tax rate was primarily due to the uncertain tax position net impact for the year ended December 31, 2024. The difference between the statutory federal income tax rate and the Company’s effective tax rate was primarily due to the valuation allowance, change in tax rate and uncertain tax position for the year ended December 31, 2023.
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

Note 10:     Commitments and Contingencies
Leases

The table below summarizes the components of lease expense and income statement location for the years ended December 31, 2024 and December 31, 2023:

		Years Ended December 31,
	Line Item in the Company’s Consolidated Income Statements	2024	2023
Operating lease costs:		(As Restated)
Operating lease costs	General and administrative expenses	$325,396	$257,112
Total lease costs		$325,396	$257,112

Supplemental information and balance sheet location related to leases for the years ended December 31, 2024 and December 31, 2023 was as follows:

	Years Ended December 31,
	2024	2023
Operating Leases:	(As Restated)
Operating lease right-of -use asset	$555,536	$466,268
Operating lease liability, current portion	$483,337	$412,601
Operating lease liability, net of current portion	311,689	448,308
Total operating lease liability	$795,026	$860,909

Weighted average remaining lease term (in years):
Operating leases	3.6	2.0

Weighted average discount rate:
Operating leases	6.5%	5.7%
Supplemental cash flow information related to leases for the years ended December 31, 2024 and December 31, 2023 were as follows:

	Years Ended December 31,
	2024	2023
	(As Restated)
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$505,577	$437,833

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	—	—
Finance lease	—	—

Maturities of lease liabilities as of December 31, 2024 were as follows:

Operating Leases
(As Restated)
2025	$518,527
2026	60,225
2027	62,032
2028	63,893
2029	65,810
Thereafter	131,624
Total lease payments	902,111
Less: Imputed interest	(107,085)
Total lease obligations	795,026
Less: Current obligations	(483,337)
Long-term lease obligation	$311,689
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
Historically, the Company had two operating business segments: (1) Corporate Clinics, and (2) Franchise Operations. The Corporate Clinics segment is comprised of the activities of the company-owned or managed clinics. In the fourth quarter of 2024, as part of the Company’s refranchising strategy, all but one of the company-owned or managed clinics in the Corporate Clinic segment met the criteria to be reported as discontinued operations as of December 31, 2024 (Refer to Note 4, Acquisitions and Divestitures for financial information on the discontinued operating Corporate Clinics segment). Therefore, as of December 31, 2024, the Company has one reportable segment: Franchise Operations. In accordance with Accounting Standards Codification 205-20, Discontinued Operations, expenses that in prior periods were partially allocated to the Corporate Clinic segment that are not wholly related to the activity of the segment have been recast to be presented in continuing operations, which is now Franchise Operations. Additionally, any expenses previously identified as Corporate Unallocated have been allocated entirely to the Franchise Operations segment.
The Franchise Operations segment is comprised of the operating activities of the franchise business unit. The Franchise Operations segment derives revenue primarily from customers by providing access to the Company’s franchise license, which represents symbolic intellectual property (See Note 3, Revenue Disclosures for additional details). The Franchise Operations segment is managed on a consolidated basis because all operations are located within a similar economic and regulatory environment, provide the same services and share the same business model and pricing strategies. As of December 31, 2024, the franchise system consisted of 842 clinics in operation. The accounting policies for the franchise segment are the same as those described in Note 1, Nature of Operations and Summary of Significant Accounting Policies. The CODM uses the following metrics to assess performance and determine how to allocated resources; Net Income, Gross Profit, Operating Income, and Adjusted EBITDA. Net Income, Gross Profit, and Operating Income are reported on the Consolidated Income Statement. Adjusted EBITDA is presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures and is reconciled back to consolidated net income (loss) from continuing operations on the consolidated income statement. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses these financial measures to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits in the Franchise Segment or into other parts of the entity, such as new products or services, expanding into new geographic territories, acquisitions or reacquisitions, or stock buybacks. Net Income and Adjusted EBITDA are used to monitor budget verses actual results. The CODM also uses Net Income and Adjusted EBITDA in conjunction with certain non-financial metrics in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted verses actual results are used in assessing performance of the segment and in establishing management’s compensation.
The following table summarizes total revenue and significant expense categories and amounts for the Company's reportable segment that aligns with the segment level information that is regularly provided to the CODM:

	Years Ended December 31,
	2024	2023
	(As Restated)
Revenue	$52,163,430	$46,977,477
Less:
Franchise and regional developer cost of revenues	10,063,644	9,063,375
IT cost of revenues	1,453,204	1,417,270
Selling and marketing expenses	10,973,610	8,689,664
Adjusted General and administrative expenses	27,359,643	23,302,165
Stock compensation expense	1,679,005	1,737,682
Other segment items, net(a)	871,673	1,235,167
Depreciation and amortization expense	1,371,389	1,278,148
Income tax expense	5,606	11,023,411
Segment Loss	$(1,614,344)	$(10,769,405)
Reconciliation of loss

Consolidated Net loss from continuing operations	(1,614,344)	(10,769,405)
Net (loss) income from discontinued operations after income tax expense	(4,182,549)	1,017,208
Net loss	$(5,796,893)	$(9,752,197)
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

Note 14: Quarterly Financial Data (Unaudited)

Selected quarterly financial data has been recast for discontinued operations for the years ended December 31, 2024 and December 31, 2023 and is summarized below:

	2024					2023
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3	Q4	Total
				(As Restated)	(As Restated)
Total revenues	$12,184,716	$12,610,036	$12,654,396	$14,714,282	$52,163,430	$11,172,863	$11,504,267	$11,591,646	$12,708,701	$46,977,477
Total costs of revenues	2,704,512	2,812,389	2,814,963	3,184,984	11,516,848	2,464,319	2,584,772	2,591,567	2,839,987	10,480,645
Selling and marketing expenses	2,237,583	3,440,391	2,504,168	2,791,468	10,973,610	2,315,052	2,470,188	2,240,656	1,663,768	8,689,664
Depreciation and amortization	329,634	342,454	345,835	353,466	1,371,389	314,796	314,894	318,539	329,919	1,278,148
General and administrative expenses	7,339,308	7,793,465	7,478,669	7,513,147	30,124,589	6,336,586	6,547,337	6,444,614	6,903,078	26,231,615
Total selling, general and administrative expenses	9,906,525	11,576,310	10,328,672	10,658,081	42,469,588	8,966,434	9,332,419	9,003,809	8,896,765	36,199,427
Net loss (gain) on disposition or impairment	275	662	3,581	61,501	66,019	—	1,713	87	(22,694)	(20,894)
(Loss) income from operations	(426,596)	(1,779,325)	(492,820)	809,716	(1,889,025)	(257,890)	(414,637)	(3,817)	994,643	318,299
Other (income) loss, net	(36,259)	(80,471)	(83,828)	(79,729)	(280,287)	(42,748)	105,695	5,484	(4,138)	64,293
(Loss) income before income tax expense	(390,337)	(1,698,854)	(408,992)	889,445	(1,608,738)	(215,142)	(520,332)	(9,301)	998,781	254,006
Income tax expense	8,582	11,169	5,391	(19,536)	5,606	(42,187)	(95,823)	(15,971)	11,177,392	11,023,411
Net income (loss) from continuing operations	(398,919)	(1,710,023)	(414,383)	908,981	(1,614,344)	(172,955)	(424,509)	6,670	(10,178,611)	(10,769,405)
Income (loss) from discontinued operations before income tax expense	1,516,243	(1,719,222)	(2,693,562)	(1,075,745)	(3,972,286)	3,383,195	39,258	(894,990)	(1,142,713)	1,384,750
Income tax expense from discontinued operations	170,345	167,153	57,194	(184,429)	210,263	884,076	(64,762)	(172,047)	(279,725)	367,542
Net income (loss) from discontinued operations	1,345,898	(1,886,375)	(2,750,756)	(891,316)	(4,182,549)	2,499,119	104,020	(722,943)	(862,988)	1,017,208
Net income (loss)	946,979	(3,596,398)	(3,165,139)	17,665	(5,796,893)	2,326,164	(320,489)	(716,273)	(11,041,599)	(9,752,197)

Net income (loss) from continuing operations per common share
Basic	$(0.03)	$(0.11)	$(0.03)	$0.06	$(0.11)	$(0.01)	$(0.03)	$—	$(0.69)	$(0.73)
Diluted	$(0.03)	$(0.11)	$(0.03)	$0.06	$(0.11)	$(0.01)	$(0.03)	$—	$(0.68)	$(0.72)
Net income (loss) from discontinued operations per common share:
Basic	$0.09	$(0.13)	$(0.18)	$(0.06)	$(0.28)	$0.17	$0.01	$(0.05)	$(0.06)	$0.07
Diluted	$0.09	$(0.12)	$(0.18)	$(0.06)	$(0.28)	$0.17	$0.01	$(0.05)	$(0.06)	$0.07
Net income (loss) per common share:
Basic	$0.06	$(0.24)	$(0.21)	$0.00	$(0.39)	$0.16	$(0.02)	$(0.05)	$(0.75)	$(0.66)
Diluted	$0.06	$(0.24)	$(0.21)	$0.00	$(0.38)	$0.16	$(0.02)	$(0.05)	$(0.74)	$(0.65)

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

Note 15: Subsequent Events

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
The following table summarizes our material contractual obligations from continuing operations subsequent to the execution of the amendment to the corporate headquarters lease agreement and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2025	2026	2027	2028	2029	Thereafter
Operating leases	$2,881,783	$460,056	$268,791	$467,453	$479,129	$491,076	$715,278

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
Subsequent to the balance sheet date, we have received draft LOIs for our full portfolio of company-owned or managed clinics and as of the filing of this Form 10-K/A are in the financial stages of LOI term negotiations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures (Restated)

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded at the time the Company filed the Original Form 10-K that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of December 31, 2024.

Subsequent to the filing of the Original Form 10-K, management identified a material weakness in internal control over financial reporting in connection with the restatement of the previously filed consolidated financial statements for the year ended December 31, 2024. As a result, management reevaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, as further described in this Amendment and concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weakness described in "Management's Report on Internal Control over Financial Reporting" (as restated) below.

Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed, we have concluded that our consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Management’s Report on Internal Control Over Financial Reporting (Restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In Management’s Report on Internal Control Over Financial Reporting included in the Original Form 10-K, management concluded that we maintained effective internal control over financial reporting as of December 31, 2024 based on the COSO criteria.

The Company has reevaluated the effectiveness of its internal control over financial reporting and identified a material weakness in the Company’s internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in internal control over financial reporting as of December 31, 2024:

We did not adequately design, implement and maintain effective controls to analyze and account for non-routine, unusual or complex transactions. Specifically, we did not adequately design, implement and maintain controls to timely analyze and account for the impairment associated with certain assets held for sale within discontinued operations and for the application of valuation methodologies impacting impairment charges related to assets held for sale.

Remediation plan for the material weakness

With the oversight of the Audit Committee of the Board of Directors, management is in the process of developing a detailed remediation plan to address the material weakness. Elements of the plan include the following:
•We will design, implement and maintain enhanced internal controls to timely analyze and account for non-routine, unusual or complex transactions.
•We will design, implement and maintain enhanced internal controls to timely review the application of valuation methodologies impacting impairment charges, including those, but not limited to assets held for sale.

While we will devote significant time and attention to these remediation efforts, the material weakness will not be considered remediated until management completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.

Limitations on effectiveness of controls and procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of our controls and procedures relative to their costs.

Changes in Internal Controls over Financial Reporting

Other than the material weakness described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Joint Corp.
Scottsdale, Arizona

Opinion on Internal Control over Financial Reporting

We have audited The Joint Corp.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria. In our report dated March 13, 2025, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2024. Subsequent to March 13, 2025, the Company identified a material misstatement in its annual consolidated financial statements for 2024, requiring restatement of such financial statements. Management revised its assessment of internal control over financial reporting due to the identification of a material weakness, as described below, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 expressed herein is different from that expressed in our previous report.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as “the consolidated financial statements”), and our report dated March 13, 2025, except for the effects of the restatement described in Long-lived Assets and (Loss) Earnings per Common Share paragraphs of Note 1, Note 2, Note 3, Note 4, Note 5, Note 6, Note 9, Note 10 and Note 11 as to which the date is August 11, 2025, expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design, implement and maintain effective controls to analyze and account for non-routine, unusual or complex transactions related to the impairment associated with certain assets held for sale within discontinued operations has been identified and described in management’s revised assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements (as restated).

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

/s/ BDO USA, P.C.
Phoenix, Arizona

March 13, 2025, except as to the effect of the material weakness, which is dated August 11, 2025

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
(1)Financial Statements. The consolidated financial statements listed on the index to Item 8 of this Form 10-K/A are filed as a part of this Annual Report.
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
		10-Q	001-36724	10.1	8/5/2022
10.38#	Executive Short-Term Incentive Plan (STIP) (Amended March 7, 2023)	10-Q/A	001-36724	10.2	10/30/2023
10.39	Confidentiality Agreement	8-K	001-36724	10.2	11/8/2023
10.40#	The Joint Corp. 2024 Incentive Stock Plan	8-K	001-36724	10.1
10.41#	Form of Stock Option Agreement (Incentive Stock Option Granted Under The Joint Corp. 2024 Incentive Stock Plan)
10.42#	Form of Stock Option Agreement (Nonstatutory Stock Option Granted Under The Joint Corp. 2024 Incentive Stock Plan)
10.43#	Form of Restricted Stock Award (The Joint Corp. 2024 Incentive Stock Plan)
10.44#	Form of Confidentiality and Nonsolicitation Agreement
10.45#	Separation Agreement and Release, dated October 13, 2024, by and between the Registrant and Peter D. Holt	8-K	001-36724	10.1	10/15/2024
10.46#	Employment Agreement, dated October 14, 2024, by and between the Registrant and Sanjiv Razdan	8-K	001-36724	10.2	10/15/2024
10.47#	Restricted Stock Award Grant Agreement, dated as of October 14, 2024, by and between the Registrant and Sanjiv Razdan	8-K	001-36724	10.3	10/15/2024
10.48#	Stock Option Agreement, dated as of October 14, 2024, by and between the Registrant and Sanjiv Razdan	8-K	001-36724	10.4	10/15/2024
10.49#	Confidentiality and Nonsolicitation Agreement, dated as of October 14, 2024, by and between the Registrant and Sanjiv Razdan	8-K	001-36724	10.5	10/15/2024
10.50	Amended and Restated Nomination and Standstill Agreement, dated as of December 19, 2024, by and amount The Joint Corp., Bandera Master Fund L.P., Bandera Partners LLC, Gregory Bylinsky, and Jefferson Gramm	8-K	001-36724	10.1	12/23/2024
10.51#	Executive Short-Term Incentive Plan (STIP) (Amended March 10, 2025)
19.1	Insider trading policies and procedures
21	List of subsidiaries of the Registrant	S-1	333-198860	21.1	9/19/2014

23.1	Consent of BDO USA, P.C.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	The Joint Corp. Executive Officer Clawback Policy	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
# Management contract or compensatory plan or arrangement
** Furnished, not filed
___________________
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2025.

The Joint Corp.

By:	/s/ Scott Bowman
Scott Bowman, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjiv Razdan	President, Chief Executive Officer and Director	August 11, 2025
Sanjiv Razdan	(Principal Executive Officer) and Director

/s/ Scott Bowman	Chief Financial Officer	August 11, 2025
Scott Bowman	(Principal Financial Officer and Principal Accounting Officer)

*	Lead Director	August 11, 2025
Matthew E. Rubel

*	Director	August 11, 2025
Ronald V. DaVella

*	Director	August 11, 2025
Suzanne M. Decker

*	Director	August 11, 2025
Jefferson Gramm

/s/ Christopher Grandpre	Director	August 11, 2025
Christopher Grandpre

*	Director	August 11, 2025
Abe Hong

/s/ Sandi Karrmann	Director	August 11, 2025
Sandi Karrmann

*By:     /s/ Sanjiv Razdan
Sanjiv Razdan, Attorney-in-Fact