Form 10-Q/A
period 2025-03-31
JOINT Corp
filed 2025-08-12
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

THE JOINT CORP.
FORM 10-Q/A

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-Q/A (the "Amendment" or "Form 10-Q/A") to amend our Quarterly Report Form 10-Q for the three months ended March 31, 2025, which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on May 9, 2025 (the “Original Form 10-Q”). The purpose of this amendment is to restate our previously issued unaudited condensed consolidated financial statements and related financial information in the Original Form 10-Q. This Amendment also restates our previous conclusion and disclosure with respect to the effectiveness of our internal control over financial reporting.
Restatement Background
As previously disclosed, on July 24, 2025, our Chief Financial Officer, after meeting with the members of the Audit Committee of our Board of Directors to discuss the matters disclosed herein and in consultation with BDO USA, P.C. (“BDO”), our independent registered public accounting firm, concluded that our previously issued unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2025 contained in the Original Form 10-Q (the "Previously Issued Financial Statements") contained a material error and should be restated, which conclusion was thereafter formally ratified by our Audit Committee and our Board of Directors. This determination occurred following discussions of the matter among BDO, officers of our company and members of our Board of Directors. Accordingly, investors and all other persons should no longer rely upon the Previously Issued Financial Statements included in the Original Form 10-Q. In addition, any previously issued or filed earnings releases, investor presentations or other communications describing the Previously Issued Financial Statements and other related financial information covering these periods should no longer be relied upon.
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

Other Amended Filings

In addition to this Form 10-Q/A, we are concurrently filing an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K/A”) to restate our previously issued audited consolidated financial statements and related financial information presented therein and to restate our previous conclusion and disclosure with respect to the effectiveness of our disclosure controls and procedures.
Internal Control Considerations
As a result of this restatement, management has re-evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025. Management has concluded that our internal control over financial reporting was not effective as of March 31, 2025, due to a material weakness in internal controls over the accounting of complex areas, specifically the accounting of estimated impairment related to assets held for sale and the application of valuation methodologies impacting impairment charges related to assets held for sale.
For a discussion of management’s considerations of our internal control over financial reporting and the material weakness identified, refer to Controls and Procedures in Part I, Item 4.
Items Amended in this Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A amends and restates the Original Form 10-Q in its entirety. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-Q. The following items in the Original Form 10-Q have been amended as a result of, and to reflect, the restatement:
• Part I, Item 1, Financial Statements
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
See Note 1 to the condensed consolidated financial statements, included in Part I of this Form 10-Q/A, for additional information on the restatement and the related condensed consolidated financial statement effects.
Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-Q and does not modify or update the disclosures therein, except to reflect the effects of the restatement. This Amendment should be read in conjunction with our other filings with the SEC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A, especially in the Management’s Discussion and Analysis or MD&A, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Quarterly Report on Form 10-Q/A could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” “seek,” “strive,” or the negative of these terms, “mission,” “goal,” “objective,” or “strategy,” or other comparable terminology. All forward-looking statements in this Quarterly Report on Form 10-Q/A are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” which are contained in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2024 and in Part II, Item 1A of this Form 10-Q/A or any subsequent quarterly reports on Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Quarterly Report on Form 10-Q/A. You should carefully consider the trends, risks and uncertainties described below and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. We undertake no obligation to update or revise publicly any forward-looking statements, other than in accordance with legal and regulatory obligations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

The specific forward-looking statements in this Quarterly Report on Form 10-Q/A include the following:

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
Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q/A should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS	(As Restated)
Current assets:
Cash and cash equivalents	$21,918,175	$25,051,355
Restricted cash	979,384	945,081
Accounts receivable, net	2,970,097	2,586,381
Deferred franchise and regional development costs, current portion	1,045,497	1,055,582
Prepaid expenses and other current assets	3,798,747	1,787,994
Discontinued operations current assets ($1.1 million and $1.1 million attributable to VIEs, respectively)	40,018,794	43,151,055
Total current assets	70,730,694	74,577,448
Property and equipment, net	3,061,663	3,206,754
Operating lease right-of-use asset	1,742,749	555,536
Deferred franchise and regional development costs, net of current portion	4,268,991	4,513,891
Deposits and other assets	289,212	300,779
Total assets	$80,093,309	$83,154,408

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,022,141	$1,750,938
Accrued expenses	2,005,609	1,505,827
Co-op funds liability	998,765	945,082
Payroll liabilities	2,188,667	3,551,173
Operating lease liability, current portion	240,889	483,337
Deferred franchise fee revenue, current portion	2,525,924	2,546,926
Upfront regional developer fees, current portion	284,561	288,095
Other current liabilities	687,651	603,250
Discontinued operations current liabilities ($6.8 million and $7.1 million attributable to VIEs, respectively)	32,752,879	37,367,459
Total current liabilities	42,707,086	49,042,087
Operating lease liability, net of current portion	2,009,705	311,689
Deferred franchise fee revenue, net of current portion	11,936,488	12,450,179
Upfront regional developer fees, net of current portion	602,638	672,334
Total liabilities	57,255,917	62,476,289
Commitments and contingencies (Note 9)
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 15,344,458 shares issued and 15,310,664 shares outstanding and 15,192,893 shares issued and 15,159,878 outstanding, respectively	15,344	15,192
Additional paid-in capital	50,410,220	49,210,455

Treasury stock 33,794 shares and 33,015 shares, at cost, respectively	(878,498)	(870,058)
Accumulated deficit	(26,734,674)	(27,702,470)
Total The Joint Corp. stockholders' equity	22,812,392	20,653,119
Non-controlling Interest	25,000	25,000
Total equity	22,837,392	20,678,119
Total liabilities and stockholders' equity	$80,093,309	$83,154,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2025	2024
	(As Restated)
Revenues:
Royalty fees	$8,070,985	$7,587,547
Franchise fees	828,519	655,874
Advertising fund revenue	2,307,502	2,166,472
Software fees	1,461,967	1,386,776
Other revenues	408,617	388,047
Total revenues	13,077,590	12,184,716
Cost of revenues:
Franchise and regional development cost of revenues	2,551,235	2,341,765
IT cost of revenues	420,891	362,747
Total cost of revenues	2,972,126	2,704,512
Selling and marketing expenses	3,505,150	2,237,583
Depreciation and amortization	361,930	329,634
General and administrative expenses	6,914,945	7,339,308
Total selling, general and administrative expenses	10,782,025	9,906,525
Net loss (gain) on disposition or impairment	1,973	275
Loss from operations	(678,534)	(426,596)
Other income (expense), net	185,917	36,259
Loss before income tax expense	(492,617)	(390,337)
Income tax (benefit) expense	13,404	8,582
Net loss from continuing operations	(506,021)	(398,919)
Discontinued operations:
Income from discontinued operations before income tax expense	1,577,229	1,516,243
Income tax expense from discontinued operations	103,412	170,345
Net income from discontinued operations	1,473,817	1,345,898
Net income	$967,796	$946,979

Net loss from continuing operations per common share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)
Net income from discontinued operations per common share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09
Net income per common share:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06

Basic weighted average shares	15,186,420	14,801,354
Diluted weighted average shares	15,263,152	15,011,286
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2024	15,192,893	$15,192	$49,210,455	33,015	$(870,058)	$(27,702,470)	$20,653,119	$25,000	$20,678,119
Stock-based compensation expense			293,941	—	—	—	293,941	—	293,941
Issuance of restricted stock, net of forfeitures	148,565	149	(149)	—	—	—	—	—	—
Exercise of stock options	3,000	3	905,973	—	—	—	905,976	—	905,976
Purchases of treasury stock under employee stock plans	—	—	—	779	(8,440)	—	(8,440)	—	(8,440)
Net income (as restated)	—	—	—	—	—	967,796	967,796	—	967,796
Balances, March 31, 2025, as restated (unaudited)	15,344,458	$15,344	$50,410,220	33,794	$(878,498)	$(26,734,674)	$22,812,392	$25,000	$22,837,392

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest
	Shares	Amount		Shares	Amount				Total
Balances, December 31, 2023	14,783,757	$14,783	$47,498,151	32,124	$(860,475)	$(21,905,577)	$24,746,882	$25,000	$24,771,882
Stock-based compensation expense	—	—	493,395	—	—	—	493,395	—	493,395
Issuance of restricted stock, net of forfeitures	184,790	184	(184)	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	—	—	—	707	(6,562)	—	(6,562)	—	(6,562)
Net income	—	—	—	—	—	946,979	946,979	—	946,979
Balances, March 31, 2024 (unaudited)	14,968,547	$14,967	$47,991,362	32,831	$(867,037)	$(20,958,598)	$26,180,694	$25,000	$26,205,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
	(As Restated)
Cash flows from operating activities:
Net income	$967,796	$946,979
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	388,316	1,403,906
Net loss on disposition or impairment (non-cash portion)	1,135,330	362,103
Net franchise fees recognized upon termination of franchise agreements	(100,118)	(39,456)
Deferred income taxes	—	71,027
Stock-based compensation expense	293,941	493,395
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,462,554	453,124
Prepaid expenses and other current assets	(2,017,426)	(487,954)
Deferred franchise costs	173,864	201,718
Deposits and other assets	15,914	(7,349)
Assets and liabilities held for sale, net	—	(911,166)
Accounts payable	(481,554)	(348,824)
Accrued expenses	(2,989,008)	996
Payroll liabilities	(1,075,561)	1,025,270
Operating leases	(1,278,637)	—
Deferred revenue	(245,129)	(102,277)
Upfront regional developer fees	(73,230)	(100,940)
Other liabilities	122,294	(150,222)
Net cash (used in) provided by operating activities	(3,700,654)	2,810,330

Cash flows from investing activities:
Proceeds from sale of clinics	40,100	50,100
Purchase of property and equipment	(331,505)	(395,046)
Net cash used in investing activities	(291,405)	(344,946)

Cash flows from financing activities:
Payments of finance lease obligation	(4,354)	(6,272)
Purchases of treasury stock under employee stock plans	(8,440)	(6,562)
Proceeds from exercise of stock options	905,976	—
Repayment of debt under the Credit Agreement	—	(2,000,000)
Net cash provided by (used in) financing activities	893,182	(2,012,834)

Increase (decrease) in cash, cash equivalents and restricted cash	(3,098,877)	452,550
Cash, cash equivalents and restricted cash, beginning of period	25,996,436	19,214,292
Cash, cash equivalents and restricted cash, end of period	$22,897,559	$19,666,842

Reconciliation of cash, cash equivalents and restricted cash:	March 31, 2025	March 31, 2024

Cash and cash equivalents	$21,918,175	$18,742,884
Restricted cash	979,384	923,958
Cash, cash equivalents and restricted cash, end of period	$22,897,559	$19,666,842
Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Three Months Ended March 31,
	2025	2024
Net cash paid (received) for:
Interest	$12,500	$19,098
Income taxes	(57,000)	—
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	—	4,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Such unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commissions (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s Amended and Restated Form 10-K as of and for the year ended December 31, 2024, filed with the SEC on August 11, 2025 ("Form 10-K/A"), which included all disclosures required by GAAP. The results of operations for the periods ended March 31, 2025 and 2024, are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three month periods ended March 31, 2025 and 2024, is unaudited.
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
The results of operations of the corporate clinic segment are reported in Income from discontinued operations before income tax expense in its consolidated income statement for all periods presented and the related assets and liabilities associated with discontinued operations are classified as discontinued operation assets and liabilities, current and noncurrent, in the consolidated balance sheets at March 31, 2025 and December 31, 2024. The consolidated statement of cash flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3, Divestitures. All results and information in the condensed consolidated financial statements are presented as continuing operations and exclude the corporate clinic segment unless otherwise noted specifically as discontinued operations. For additional information, refer to Note 3, Divestitures.
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
Comprehensive Income
Net income was the same as comprehensive income for the three months ended March 31, 2025 and 2024, respectively.
Restatement of Previously Issued Interim Consolidated Financial Statements (Unaudited and Restated)

Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2025, included in the Original Form 10-Q filed with the SEC on May 9, 2025, the following error was identified resulting from the misapplication of accounting guidance related to the valuation methodology used in connection with the fair value measurement of certain assets held for sale within discontinued operations. Upon further evaluation, the Company determined that the original valuation methodology, which relied on an earnings multiple approach based on the clinic’s historical financial performance and prior acquisition trends from reacquired franchise clinics—was not consistent with the relevant requirements of GAAP. As such, adjustments were necessary to accurately reflect the Company's financial position and results of operations. The valuation methodology was updated to include and equally weight both a market approach using a multiple of earnings assumption as well as an income approach using a discounted cash flow model that more appropriately reflects the expected future economic benefits of the assets held for sale reported in discontinued operations.

The Company assessed the impact of the error on its previously issued interim financial statements and determined it to be material to the period ended March 31, 2025 based on its analysis of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. The error has been corrected in the condensed consolidated balance sheet as of March 31, 2025 and the condensed consolidated income statements, statements of changes in stockholders’ equity and statements of cash flows for the quarter then ended.

The following table summarizes the effect of the error on the Company's condensed consolidated balance sheet as of March 31, 2025:

	March 31, 2025		March 31, 2025
	As Previously Reported	Adjustments	As Restated
Current assets:
Prepaid expenses and other current assets	$3,739,832	$58,915	$3,798,747
Discontinued operations current assets	37,178,393	2,840,401	40,018,794
Total current assets	67,831,378	2,899,316	70,730,694
Total assets	77,193,993	2,899,316	80,093,309
Accumulated deficit	(29,633,990)	2,899,316	(26,734,674)
Total The Joint Corp. stockholders' equity	19,913,076	2,899,316	22,812,392
Total equity	19,938,076	2,899,316	22,837,392
Total liabilities and stockholders' equity	77,193,993	2,899,316	80,093,309

The following table summarizes the effect of the error on the Company's condensed consolidated income statement for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2025
	As Previously Reported	Adjustments	As Restated
Discontinued Operations:
Income from discontinued operations before income tax expense	$1,410,863	$166,366	$1,577,229
Net income from discontinued operations	1,307,451	166,366	1,473,817
Net income	801,430	166,366	967,796
Net income from discontinued operations per common share:
Basic	$0.09	$0.01	$0.10
Diluted	$0.09	$0.01	$0.10
Net income per common share:
Basic	$0.05	$0.01	$0.06
Diluted	$0.05	$0.01	$0.06

The following table summarizes the effect of the error on the Company's condensed consolidated statement of stockholders' equity as of March 31, 2025:

	Accumulated Deficit	Total The Joint Corp. stockholder's equity	Total Equity
Balances, March 31, 2025 (as previously reported)	$(29,633,990)	$19,913,076	$19,938,076
Adjustment due to cumulative error correction	2,899,316	2,899,316	2,899,316
Balances, March 31, 2025 (as restated)	$(26,734,674)	$22,812,392	$22,837,392

The following table summarizes the effect of the error on the Company's condensed consolidated statement of cash flows for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2025
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$801,430	$166,366	$967,796
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss on disposition or impairment (non-cash portion)	1,301,696	(166,366)	1,135,330
Net cash (used in) provided by operating activities	(3,700,654)	—	(3,700,654)
Decrease in cash	(3,098,877)	—	(3,098,877)
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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three months ended March 31, 2025 and 2024:

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

	Three Months Ended March 31,
	2025	2024

Net loss on disposition or impairment related to discontinued operations	$982,934	$178,256
A valuation allowance of $6.1 million and $5.1 million as of March 31, 2025, and December 31, 2024, respectively, are included in Discontinued operations current assets on its condensed consolidated balance sheet.

The following table shows a reconciliation of the Company’s impairment losses and disposal gains and losses recorded in Income from discontinued operations before income tax expense for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
	(As Restated)
Impairment on long-lived assets held for use
Property and equipment, net	$—	$132,039
Impairment on assets held for sale
Assets held for sale	982,934	178,256
Loss on disposal of assets
Property and equipment, net	9,241	51,533
Operating lease right-of-use asset	192,083	—
Loss (gain) on sale of assets	(50,901)	—
Total net loss on disposition or impairment related to discontinued operations	$1,133,357	$361,828
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

	Three Months Ended March 31,
	2025	2024
	(As Restated)
Net loss from continuing operations	$(506,021)	$(398,919)
Net income from discontinued operations	1,473,817	1,345,898
Net income	$967,796	$946,979

Weighted average common shares outstanding - basic	15,186,420	14,801,354
Effect of dilutive securities:
Unvested restricted stock and stock options	76,732	209,932
Weighted average common shares outstanding - diluted	15,263,152	15,011,286

(Loss) income earnings per share:
Basic (loss) income earnings per share:
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	$0.10	$0.09
Net income per share	$0.06	$0.06
Diluted (loss) income earnings per share
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	$0.10	$0.09
Net income per share	$0.06	$0.06
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
The key components of Net income from discontinued operations that were included in the Company’s consolidated income statements are as follows:

	Three Months Ended March 31,
	2025	2024
	(As Restated)
Revenues:
Revenues from company-owned or managed clinics	$16,906,350	$17,537,451
Total revenues	16,906,350	17,537,451
Cost of revenues:
IT cost of revenues	6,172	11,564
Total cost of revenues	6,172	11,564
Selling and marketing expenses	1,892,746	1,648,531
Depreciation and amortization	26,386	1,074,272
General and administrative expenses	12,270,222	12,924,385
Total selling, general and administrative expenses	14,189,354	15,647,188
Net loss on disposition or impairment from discontinued operations	1,133,357	361,828
Income from discontinued operations	1,577,467	1,516,871
Other expense, net	238	628
Income before income tax expense	1,577,229	1,516,243
Income tax expense from discontinued operations	103,412	170,345
Net income from discontinued operations	$1,473,817	$1,345,898

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company’s consolidated balance sheets:

	March 31, 2025	December 31, 2024
	(As Restated)
ASSETS
Accounts receivable	$638,408	$2,484,248
Prepaid expenses and other current assets	556,281	549,605
Assets held for sale	37,107,531	38,395,986
Property and equipment, net	215,779	208,074
Deferred tax assets (attributable to VIEs)	1,087,204	1,087,204
Deposits and other assets	413,591	425,938
Total assets, discontinued operations	$40,018,794	$43,151,055

LIABILITIES
Accounts payable	$314,350	$67,107
Accrued expenses	1,578,151	5,066,941
Payroll liabilities ($0.5 million and $0.9 million attributable to VIEs, respectively)	2,620,280	2,333,335
Operating lease liability, current portion	116,128	153,517
Finance lease liability, current portion	—	38,015
Other current liabilities (attributable to VIEs)	1,079,441	1,079,441
Liabilities to be disposed of ($5.2 million and $5.2 million attributable to VIEs, respectively	27,044,529	28,629,103
Total liabilities, discontinued operations	$32,752,879	$37,367,459
The key components of cash flows from discontinued operations are as follows:

	Three Months Ended March 31,
	2025	2024
	(As Restated)
Depreciation and amortization	26,386	1,074,272
Capital expenditures
Purchase of property and equipment	66,656	182,249
Significant operating and investing non-cash items
Net loss on disposition or impairment	1,133,357	361,828
The clustered clinics are in varying stages of sales negotiations with approximately all of the Company’s corporate clinic portfolio expected to be recognized as a completed sale within one year with an estimated fair value of $21.4 million at March 31, 2025. Effective with the designation as held for sale, the Company discontinued recording depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics as required by GAAP. The Company reported the related assets and liabilities of the clinics as held for sale as discontinued operations in its December 31, 2024, and 2023, condensed consolidated balance sheets.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the clinics estimated fair values, the Company recorded an estimated loss on disposal of $1.0 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, in Loss from discontinued operations before income tax expense in its consolidated income statements. A valuation allowance of $6.1 million and $5.1 million was included in discontinued operations current assets in its consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
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
The principal components of the held for sale assets and liabilities to be disposed of as of March 31, 2025, and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
	(As Restated)
Assets
Property and equipment, net	$8,469,656	$8,457,627
Operating lease right-of-use asset	19,353,656	19,643,917
Intangible assets, net	6,879,518	6,906,807
Goodwill	8,459,238	8,459,238
Valuation allowance	(6,054,537)	(5,071,603)
Total assets held for sale	$37,107,531	$38,395,986

Liabilities
Operating lease liability, current and non-current	$18,903,191	$20,526,714
Deferred revenue from company clinics	8,141,338	8,102,389
Total liabilities to be disposed of	$27,044,529	$28,629,103
The pre-tax income of the clinics designated as held for sale was $2.5 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively, the results of which exclude the allocation of overhead.
Note 4: Property and Equipment
Property and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Office and computer equipment	$993,615	$937,551
Leasehold improvements	1,533,190	1,585,609
Software developed	6,198,491	5,914,254
	8,725,296	8,437,414
Accumulated depreciation and amortization	(6,288,127)	(5,982,533)
	2,437,169	2,454,881
Construction in progress	624,494	751,873
Property and equipment, net	$3,061,663	$3,206,754
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
Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. The estimated fair values of the company-owned or managed clinics classified as Held for Sale (see Note 3, Divestitures) were recorded in discontinued operations current assets at fair values on a nonrecurring basis and are based upon Level 2 inputs, which include a potential buyer agreed-upon selling price or Level 3 inputs, which includes a market approach using a multiple of earnings assumption based on clinic-level historical financial performance as well as an income approach using discounted cash flow ("DCF") models that use significant unobservable inputs and assumptions. Key inputs in the DCF models included projected cash flows over a 10-year forecast period, based on clinic-level historical financial performance and management's expectations of future operating results. A terminal value was estimated using a terminal year cash flow multiple for locations with positive cash flows. For locations with projected negative cash flows, no terminal value was assigned, as these clinics were assumed to cease operations upon lease termination. The future cash flows and terminal value were discounted to present value using a discount rate of 14.5% that reflects the risk profile of the underlying operations and market conditions as of the measurement date. The Company, as appropriate, equally weights the market approach and income approach in its valuation. Assets held for sale as of March 31, 2025, and December 31, 2024, include all company-owned or managed clinics. The fair value measurement of the assets held for sale as of March 31, 2025 was recorded as $0.3 million based upon Level 2 inputs and $21.1 million based upon Level 3 inputs. The Company maintains a valuation allowance of $6.1 million to adjust the carrying value of the disposal group to fair value less cost to sell as of March 31, 2025. The fair value of the assets held for sale as of December 31, 2024 was valued as $0.4 million based upon Level 2 inputs and $26.9 million based upon Level 3 inputs and carried a valuation allowance of $5.1 million to adjust the carrying value of the disposal group to fair value less cost to sell as of December 31, 2024.
Long-lived assets classified as held and used where the asset group was not determined to be recoverable are tested for impairment. No impairment was recorded for asset groups classified as held and used during the three months ended March 31, 2025. In connection with the planned sale or determined closure of certain company-owned or managed clinics long-lived assets classified as held and used where the asset group was not determined recoverable, the Company recorded an impairment loss of $0.1 million included in Income from discontinued operations before income tax expense in its condensed consolidated income statements for the three months ended March 31, 2024. The asset group was determined to be at the clinic level, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The long-lived assets fair values were determined by the following: Level 2 inputs where available, which included using a valuation multiple (e.g, price per square foot) based on observable prices for comparable long-lived assets; and Level 3 inputs, which included the multiple of earnings approach using the Company's historical earnings trend data, comparable historical asset sales by the Company and franchisees that were not exact matches, and (for calculating the fair value of intangible assets specifically) the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates. The carrying values of these asset groups impaired to their fair value included fixed assets of $0.9 million that were written down to $0.7 million determined by the Level 3 inputs discussed above. Generally, a change in the assumption used for the multiple inputs would have resulted in a directionally similar change of the fair value measurement where a multiple of earnings assumption was used.
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
Note 9: Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the three months ended March 31, 2025, and 2024:

	Line Items in the Company's Condensed Consolidated	Three Months Ended March 31,
	Income Statements	2025	2024
Operating lease costs:
Operating lease costs	General and administrative expenses	$81,181	$64,289
Total lease costs		$81,181	$64,289
Supplemental information and balance sheet location related to leases (excluding amounts related to leases classified as discontinued operations) was as follows:

	March 31, 2025	December 31, 2024
Operating Leases:
Operating lease right-of -use asset	$1,742,749	$555,536
Operating lease liability - current portion	240,889	483,337
Operating lease liability - net of current portion	2,009,705	311,689
Total operating lease liability	$2,250,594	$795,026
Weighted average remaining lease term (in years):
Operating leases	6.2	3.6
Weighted average discount rate:
Operating leases	6.5%	6.5%
Supplemental cash flow information related to leases (excluding amounts related to leases classified as discontinued operations) was as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$115,014	$112,202

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$1,554,504	$—

Maturities of lease liabilities as of March 31, 2025 are as follows, excluding amounts related to leases classified as discontinued operations:

Operating Leases
2025 (remainder)	$345,042
2026	268,762
2027	467,453
2028	479,129
2029	491,077
Thereafter	715,278
Total lease payments	$2,766,741
Less: Imputed interest	(516,147)
Total lease obligations	2,250,594
Less: Current obligations	(240,889)
Long-term lease obligation	$2,009,705
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
Historically, the Company had two operating business segments: (1) Corporate Clinics, and (2) Franchise Operations. The Corporate Clinics segment is comprised of the activities of the company-owned or managed clinics. In the fourth quarter of 2024, as part of the Company’s refranchising strategy, the Corporate Clinic segment met the criteria to be reported as discontinued operations as of December 31, 2024 (Refer to Note 3, Divestitures for financial information on the discontinued operating Corporate Clinics segment). Therefore, since December 31, 2024, the Company has one reportable segment: Franchise Operations. In accordance with ASC 205-20, Discontinued Operations, expenses that in prior periods were partially allocated to the Corporate Clinic segment that are not wholly related to the activity of the segment have been recast to be presented in continuing operations, which is now Franchise Operations. Additionally, any expenses previously identified as Corporate Unallocated have been allocated entirely to the Franchise Operations segment.
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
The following table summarizes total revenue and significant expense categories and amounts for the Company's reportable segment that aligns with the segment level information that is regularly provided to the CODM:

	Three Months Ended March 31,

	2025	2024
	(As Restated)
Revenue	$13,077,590	$12,184,716
Less:
Franchise and regional developer cost of revenues	2,551,235	2,341,765
IT cost of revenues	420,891	362,747
Selling and marketing expenses	3,505,150	2,237,583
Adjusted General and administrative expenses	6,553,920	6,817,913
Stock compensation expense	293,941	493,395
Other segment items, net (a)	(116,860)	(7,984)
Depreciation and amortization expense	361,930	329,634
Income tax expense	13,404	8,582
Segment Loss	(506,021)	(398,919)
Reconciliation of loss

Consolidated Net loss from continuing operations	(506,021)	(398,919)
Net income from discontinued operations after income tax expense	1,473,817	1,345,898
Net income	$967,796	$946,979

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q/A and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on August 11, 2025.
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

Our current strategy is to grow through the sale and development of additional franchises. After evaluating options for improvement, during 2023, the Board of Directors authorized management to initiate a plan to refranchise or sell the majority of our company-owned or managed clinics. During the third quarter of 2024, the Company expanded the refranchising plan to include the full portfolio of our company-owned or managed clinics, marketing the clinics in large clusters grouped primarily by geographic location. This refined strategy will leverage our greatest strength - our capacity to build a franchise - to drive long-term growth for both our franchisees and The Joint as a public company. We have created a robust framework for the refranchising effort, organizing clinics into clusters, and generating comprehensive disclosure packets for marketing efficiency. We had given initial preference to existing franchisees and, in the third quarter of 2024, we expanded the marketing efforts to larger multi-unit, multi-brand operators and certain private equity firms interested in purchasing and operating large market-based clinic clusters and have received significant interest to date in most markets. During the first quarter of 2025, we have received draft letters of intent ("LOIs") for our full portfolio of company-owned or managed clinics and as of the filing of the Original Form 10-Q on May 9, 2025, and are in the final stages of certain LOI term negotiations and due diligence.

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
Restatement of Previously Issued Consolidated Financial Statements

We concluded that our previously issued interim financial statements for the quarter ended March 31, 2025 should be restated to correct a historical error related to the accounting for impairment related to assets held for sale. The discussion of financial results presented herein is reflective of the restatement adjustments.
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
Critical Accounting Estimates
There were no changes in our critical accounting estimates during the three months ended March 31, 2025, from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K/A for the year ended December 31, 2024.

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
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A for information regarding recently issued accounting pronouncements that may impact our financial statements.
Non-GAAP Financial Measures
The table below reconciles net income (loss) to Adjusted EBITDA for the three months ended March 31, 2025, and 2024.

	Three Months Ended March 31,
	2025			2024
	from Continuing Operations	from Discontinued Operations	Net Operations	from Continuing Operations	from Discontinued Operations	Net Operations
		(As Restated)	(As Restated)
Non-GAAP Financial Data:
(Loss) Income	$(506,021)	$1,473,817	$967,796	$(398,919)	$1,345,898	$946,979
Net interest	(185,917)	239	(185,678)	(36,259)	628	(35,631)
Depreciation and amortization expense	361,930	26,385	388,315	329,634	1,074,272	1,403,906
Income tax expense	13,404	103,412	116,816	8,582	170,345	178,927
EBITDA	(316,604)	1,603,853	1,287,249	(96,962)	2,591,143	2,494,181
Stock compensation expense	293,941	—	293,941	493,395	—	493,395
Net loss on disposition or impairment	1,973	1,133,358	1,135,331	275	361,828	362,103
Restructuring Costs	67,084	71,384	138,468	28,000	129,036	157,036
Adjusted EBITDA	$46,394	$2,808,595	$2,854,989	$424,708	$3,082,007	$3,506,715

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2025, there have been no material changes to the quantitative and qualitative disclosures about market risk appearing in Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K/A for the year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures (Restated)
Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded at the time the Company filed the Original Form 10-Q that the Company’s disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.

Subsequent to the filing of the Original Form 10-Q, management identified a material weakness in internal control over financial reporting in connection with the restatement of the previously filed consolidated financial statements for the year ended December 31, 2024. As a result, management reevaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2025 because of the material weakness described below.

Material Weakness
The Company had concluded that there was a material weakness in its internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2024, management identified the following material weakness in internal control over financial reporting which continued to exist as of March 31, 2025:

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
ITEM 1A. RISK FACTORS

We documented our risk factors in Item 1A of Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2024. There have been no material changes to our risk factors since the filing of that Annual Report on Form 10-K/A.
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

THE JOINT CORP.

Dated: August 11, 2025	By:	/s/ Sanjiv Razdan
Sanjiv Razdan Chief Executive Officer and President (Principal Executive Officer)

Dated: August 11, 2025	By:	/s/ Scott Bowman
Scott Bowman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)