Form 10-Q
period 2025-09-30
JOINT Corp
filed 2025-11-07
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of November 3, 2025, the registrant had 14,866,192 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially in the Management’s Discussion and Analysis, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Quarterly Report on Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” “seek,” “strive,” or the negative of these terms, “mission,” “goal,” “objective,” or “strategy,” or other comparable terminology. All forward-looking statements in this Quarterly Report on Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our Securities and Exchange Commission ("SEC") reports, including those risks outlined under “Risk Factors” which are contained in Part I, Item 1A of our amended and restated Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on August 12, 2025, and in Part II, Item 1A of this or any subsequent quarterly reports on Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Quarterly Report on Form 10-Q. You should carefully consider the trends, risks and uncertainties described below and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. We undertake no obligation to update or revise publicly any forward-looking statements, other than in accordance with legal and regulatory obligations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

The specific forward-looking statements in this Quarterly Report on Form 10-Q include the following:

•the expected adoption and impact of recent accounting pronouncements;

•the outcome and impact on our company of any litigation in which we are involved;

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

•our belief that recent events that may impact our business include unfavorable global economic or political conditions, the financial impact of the U.S. government shutdown, labor shortages, and inflation and other cost increases;

•our anticipation that 2025 will continue to be a volatile macroeconomic environment;

•our belief that we have created a robust framework for the refranchising effort, organizing clinics into clusters, and generating comprehensive disclosure packets for marketing efficiency, and that we have received significant interest to date from our existing franchisees;

•our expectation that the Elite Chiro Group Transaction will close on or before November 25, 2025;

•our goal to generate significant processes that will provide us with value creating capital allocation opportunities, which opportunities could include, but are not limited to, reinvestment in the brand and related marketing, continued investment in our IT platforms, the repurchase of regional development territories, certain merger or acquisition opportunities and/or additional stock repurchase programs;

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

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$29,699,953	$25,051,355
Restricted cash	1,013,182	945,081
Accounts receivable, net	2,901,028	2,586,381
Deferred franchise and regional development costs, current portion	1,111,248	1,055,582
Prepaid expenses and other current assets	2,057,868	1,787,994
Discontinued operations current assets ($1.1 million and $1.1 million attributable to VIEs, respectively)	23,719,082	43,151,055
Total current assets	60,502,361	74,577,448
Property and equipment, net	3,035,659	3,206,754
Operating lease right-of-use asset	1,630,228	555,536
Deferred franchise and regional development costs, net of current portion	3,878,857	4,513,891
Deposits and other assets	338,376	300,779
Total assets	$69,385,481	$83,154,408

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,204,976	$1,750,938
Accrued expenses	761,203	1,505,827
Co-op funds liability	1,013,182	945,082
Payroll liabilities	3,423,061	3,551,173
Operating lease liability, current portion	191,641	483,337
Deferred franchise fee revenue, current portion	2,520,824	2,546,926
Upfront regional developer fees, current portion	277,394	288,095
Other current liabilities	777,589	603,250
Discontinued operations current liabilities ($5.9 million and $7.1 million attributable to VIEs, respectively)	22,878,807	37,367,459
Total current liabilities	33,048,677	49,042,087
Operating lease liability, net of current portion	1,899,557	311,689
Deferred franchise fee revenue, net of current portion	11,290,223	12,450,179
Upfront regional developer fees, net of current portion	425,475	672,334
Total liabilities	46,663,932	62,476,289
Commitments and contingencies (Note 10)
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, zero shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 15,433,861 shares issued and 15,172,257 shares outstanding and 15,192,893 shares issued and 15,159,878 shares outstanding, respectively	15,433	15,192
Additional paid-in capital	51,634,910	49,210,455
Treasury stock 261,604 shares and 33,015 shares, at cost, respectively	(3,167,492)	(870,058)

Accumulated deficit	(25,786,302)	(27,702,470)
Total The Joint Corp. stockholders' equity	22,696,549	20,653,119
Non-controlling Interest	25,000	25,000
Total equity	22,721,549	20,678,119
Total liabilities and stockholders' equity	$69,385,481	$83,154,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Royalty fees	$8,106,915	$7,870,033	$24,311,022	$23,303,907
Franchise fees	964,796	697,688	2,561,415	2,072,665
Advertising fund revenue	2,344,833	2,247,663	6,985,030	6,654,974
Software fees	1,545,331	1,431,321	4,488,959	4,233,133
Other revenues	418,810	407,691	1,382,119	1,184,469
Total revenues	13,380,685	12,654,396	39,728,545	37,449,148
Cost of revenues:
Franchise and regional development cost of revenues	2,232,419	2,450,400	7,134,267	7,250,351
IT cost of revenues	428,815	364,563	1,271,700	1,081,513
Total cost of revenues	2,661,234	2,814,963	8,405,967	8,331,864
Selling and marketing expenses	2,816,081	2,504,168	9,805,075	8,182,142
Depreciation and amortization	446,736	345,835	1,210,961	1,017,923
General and administrative expenses	7,295,719	7,478,669	21,955,915	22,611,442
Total selling, general and administrative expenses	10,558,536	10,328,672	32,971,951	31,811,507
Net loss on disposition or impairment	—	3,581	6,413	4,518
Income (loss) from operations	160,915	(492,820)	(1,655,786)	(2,698,741)
Other income, net	139,801	83,828	485,640	200,558
Income (loss) before income tax expense	300,716	(408,992)	(1,170,146)	(2,498,183)
Income tax expense	10,346	5,391	35,140	25,142
Net income (loss) from continuing operations	290,370	(414,383)	(1,205,286)	(2,523,325)
Discontinued operations:
Income (loss) from discontinued operations before income tax expense	664,269	(2,693,562)	3,424,697	(2,896,541)
Income tax expense from discontinued operations	99,630	57,194	303,243	394,692
Net income (loss) from discontinued operations	564,639	(2,750,756)	3,121,454	(3,291,233)
Net income (loss)	$855,009	$(3,165,139)	$1,916,168	$(5,814,558)

Net income (loss) from continuing operations per common share:
Basic	$0.02	$(0.03)	$(0.08)	$(0.17)
Diluted	$0.02	$(0.03)	$(0.08)	$(0.17)
Net income (loss) from discontinued operations per common share:
Basic	$0.04	$(0.18)	$0.20	$(0.22)
Diluted	$0.04	$(0.18)	$0.20	$(0.22)
Net income (loss) per common share:
Basic	$0.06	$(0.21)	$0.12	$(0.39)
Diluted	$0.06	$(0.21)	$0.12	$(0.39)

Basic weighted average shares	15,344,844	14,959,132	15,281,775	14,903,726
Diluted weighted average shares	15,398,594	15,192,379	15,348,944	15,138,148
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2024	15,192,893	$15,192	$49,210,455	33,015	$(870,058)	$(27,702,470)	$20,653,119	$25,000	$20,678,119
Stock-based compensation expense	—	—	293,941	—	—	—	293,941	—	293,941
Issuance of restricted stock, net of forfeitures	148,565	149	(149)	—	—	—	—	—	—
Exercise of stock options	3,000	3	905,973	—	—	—	905,976	—	905,976
Purchases of treasury stock under employee stock plans	—	—	—	779	(8,440)	—	(8,440)	—	(8,440)
Net income	—	—	—	—	—	967,796	967,796	—	967,796
Balances, March 31, 2025, (unaudited)	15,344,458	$15,344	$50,410,220	33,794	$(878,498)	$(26,734,674)	$22,812,392	$25,000	$22,837,392
Stock-based compensation expense	—	—	330,988	—	—	—	330,988	—	330,988
Issuance of restricted stock, net of forfeitures	20,064	20	(20)	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	93,363	93,363	—	93,363
Balances, June 30, 2025 (unaudited)	15,364,522	$15,364	$50,741,188	33,794	$(878,498)	$(26,641,311)	$23,236,743	$25,000	$23,261,743
Stock-based compensation expense	—	—	346,209	—	—	—	346,209	—	346,209
Issuance of restricted stock, net of forfeitures	(29,376)	(29)	29	—	—	—	—	—	—
Exercise of stock options	98,715	98	547,484	—	—	—	547,582	—	547,582
Purchases of treasury stock under employee stock plans	—	—	—	—	—	—	—	—	—
Common stock repurchased under authorized repurchase plans	—	—	—	227,810	(2,288,994)	—	(2,288,994)	—	(2,288,994)
Net income	—	—	—	—	—	855,009	855,009	—	855,009
Balances, September 30, 2025 (unaudited)	15,433,861	$15,433	$51,634,910	261,604	$(3,167,492)	$(25,786,302)	$22,696,549	$25,000	$22,721,549

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. stockholders' equity	Non-controlling interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2023	14,783,757	$14,783	$47,498,151	32,124	$(860,475)	$(21,905,577)	$24,746,882	$25,000	$24,771,882
Stock-based compensation expense	—	—	493,395	—	—	—	493,395	—	493,395
Issuance of restricted stock, net of forfeitures	184,790	184	(184)	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	—	—	—	707	(6,562)	—	(6,562)	—	(6,562)
Net income	—	—	—	—	—	946,979	946,979	—	946,979
Balances, March 31, 2024 (unaudited)	14,968,547	$14,967	$47,991,362	32,831	$(867,037)	$(20,958,598)	$26,180,694	$25,000	$26,205,694
Stock-based compensation expense	—	—	552,065	—	—	—	552,065	—	552,065
Issuance of restricted stock, net of forfeitures	21,905	23	(23)	—	—	—	—	—	—
Exercise of stock options	6,335	6	52,092	—	—	—	52,098	—	52,098
Purchases of treasury stock under employee stock plans	—	—	—	184	(3,021)	—	(3,021)	—	(3,021)
Net loss	—	—	—	—	—	(3,596,398)	(3,596,398)	—	(3,596,398)
Balances, June 30, 2024 (unaudited)	14,996,787	$14,996	$48,595,496	33,015	$(870,058)	$(24,554,996)	$23,185,438	$25,000	$23,210,438
Stock-based compensation expense	—	—	430,250	—	—	—	430,250	—	430,250
Issuance of restricted stock, net of forfeitures	(5,325)	(5)	5	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,165,139)	(3,165,139)	—	(3,165,139)
Balances, September 30, 2024 (unaudited)	14,991,462	$14,991	$49,025,751	33,015	$(870,058)	$(27,720,135)	$20,450,549	$25,000	$20,475,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,916,168	$(5,814,558)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,270,776	4,166,952
Net loss on disposition or impairment (non-cash portion)	3,752,862	5,602,641
Net franchise fees recognized upon termination of franchise agreements	(257,797)	(99,966)
Deferred income taxes	—	67,990
Provision for credit losses	149,719	—
Stock-based compensation expense	971,138	1,475,710
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,464,026	240,981
Prepaid expenses and other current assets	(424,897)	(53,888)
Deferred franchise costs	382,986	456,894
Deposits and other assets	(19,280)	15,710
Assets and liabilities held for sale, net	—	(2,147,354)
Accounts payable	(649,903)	276,296
Accrued expenses	(3,475,804)	1,255,713
Payroll liabilities	(925,440)	2,621,327
Operating leases	(3,843,956)	—
Deferred revenue	(1,643,696)	(1,504,305)
Upfront regional developer fees	(215,524)	(346,357)
Other liabilities	489,649	(928,850)
Net cash (used in) provided by operating activities	(1,058,973)	5,284,936

Cash flows from investing activities:
Proceeds from sale of clinics	7,778,287	374,100
Purchase of property and equipment	(1,154,385)	(901,394)
Net cash provided by (used in) investing activities	6,623,902	(527,294)

Cash flows from financing activities:
Payments of finance lease obligation	(4,354)	(19,013)
Purchases of treasury stock under employee stock plans	(8,440)	(9,583)
Purchases of common stock under share repurchase programs	(2,288,994)	—
Proceeds from exercise of stock options	1,453,558	52,098
Repayment of debt under the Credit Agreement	—	(2,000,000)
Net cash used in financing activities	(848,230)	(1,976,498)

Increase in cash, cash equivalents and restricted cash	4,716,699	2,781,144
Cash, cash equivalents and restricted cash, beginning of period	25,996,436	19,214,292
Cash, cash equivalents and restricted cash, end of period	$30,713,135	$21,995,436

Reconciliation of cash, cash equivalents and restricted cash:	September 30, 2025	September 30, 2024
Cash and cash equivalents	$29,699,953	$20,737,769
Restricted cash	1,013,182	1,257,667
Cash, cash equivalents and restricted cash, end of period	$30,713,135	$21,995,436
Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Nine Months Ended September 30,
	2025	2024
Net cash paid for:
Interest	$37,917	$56,668
Income taxes	545,979	507,925
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	91,883	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Such unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in The Joint’s amended and restated Annual Report on Form 10-K/A as of and for the year ended December 31, 2024, filed with the SEC on August 12, 2025, which included all disclosures required by GAAP. The results of operations for the periods ended September 30, 2025 and 2024, are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three and nine-month periods ended September 30, 2025 and 2024, is unaudited.
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
The results of operations of the corporate clinic segment are reported in Income from discontinued operations before income tax expense in its condensed consolidated income statement for all periods presented and the related assets and liabilities associated with discontinued operations are classified as discontinued operations current assets and liabilities in the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024. The condensed consolidated statement of cash flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3, Divestitures. All results and information in the condensed consolidated financial statements are presented as continuing operations and exclude the corporate clinic segment unless otherwise noted specifically as discontinued operations. For additional information, refer to Note 3, Divestitures.
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
Comprehensive Income
Net income was the same as comprehensive income for the three and nine months ended September 30, 2025 and 2024, respectively.
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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Franchised clinics:	2025	2024	2025	2024
Clinics open at beginning of period	885	829	842	800
Opened during the period	9	14	21	46
Acquired during the period	1	1	40	3
Closed during the period	(11)	(6)	(19)	(11)
Clinics in operation at the end of the period	884	838	884	838

	Three Months Ended September 30,		Nine Months Ended September 30,
Company-owned or managed clinics:	2025	2024	2025	2024
Clinics open at beginning of period	82	131	125	135
Sold during the period	(1)	(1)	(40)	(3)
Closed during the period	(3)	(5)	(7)	(7)
Clinics in operation at the end of the period	78	125	78	125

Total clinics in operation at the end of the period	962	963	962	963

Clinic licenses sold but not yet developed	86	102	86	102
Future clinic licenses subject to executed letters of intent	63	46	63	46
Variable Interest Entities
Certain states prohibit the “corporate practice of chiropractic,” which restricts business corporations from practicing chiropractic care by exercising control over clinical decisions by chiropractic doctors. In states that prohibit the corporate practice of chiropractic, the Company typically enters into long-term management agreements with professional corporations (“PCs”) that are owned by licensed chiropractic doctors, which, in turn, employ or contract with doctors who provide professional chiropractic care in its clinics. Under these management agreements with PCs, the Company provides, on an exclusive basis, all non-clinical services of the chiropractic practice. The Company has entered into such management agreements with four PCs. In connection with the sale of five company-owned or managed clinics in the Kansas City region, the Company terminated its management agreement with one PC as of June 30, 2025. For additional information on clinic sales, refer to Note 3, Divestitures. If an entity is deemed to be the primary beneficiary of a VIE, the entity is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. In accordance with relevant accounting guidance, these PCs were determined to be VIEs, as fees paid by the PCs to the Company as its management service provider are considered variable interests because the fees do not meet all the following criteria: (1) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services; (2) the decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; and (3) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. Additionally, the Company has determined that it has the ability to direct the activities that most significantly impact the performance of these PCs and has an obligation to absorb losses or receive benefits which could potentially be significant to the PCs. Accordingly, the PCs are VIEs for which the Company is the primary beneficiary and are consolidated by the Company.
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
VIE net income (including the management fee) for the three and nine months ended September 30, 2025 and 2024, respectively, is included in Income (loss) from discontinued operations before income tax expense and Income tax expense from discontinued operations in the condensed consolidated income statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from discontinued operations before income tax	$343,251	$409,692	$1,157,750	$1,224,581
Income tax expense from discontinued operations	99,630	109,693	303,243	322,562
Net income	$243,621	$299,999	$854,507	$902,019
The carrying amount of the VIEs’ assets and liabilities is included in discontinued operations as of September 30, 2025 and December 31, 2024, in the condensed consolidated balance sheets as follows:

	September 30, 2025	December 31, 2024
Discontinued operations current assets	$1,087,203	$1,087,203
Discontinued operations current liabilities	5,852,339	7,125,071
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company continually monitors its positions with, and credit quality of, the financial institutions with which it invests. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company invests its cash primarily in short-term bank deposits and money market funds. The Company had $19.1 million of cash equivalents invested in money market funds as of September 30, 2025. The Company had no cash equivalents as of December 31, 2024.
Restricted Cash
Restricted cash relates to cash that franchisees and company-owned or managed clinics contribute to the Company’s National Marketing Fund and cash that franchisees provide to various voluntary regional Co-Op Marketing Funds. Cash contributed by franchisees to the National Marketing Fund is to be used in accordance with the Company’s Franchise Disclosure Document with a focus on regional and national marketing and advertising. While such cash balances are not legally segregated and restricted as to withdrawal or usage, the Company’s accounting policy is to classify these funds as restricted cash.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily represents amounts due from franchisees for royalty fees. The Company records an allowance for credit losses as a reduction to its accounts receivables for amounts that the Company does not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of the Company’s franchisees, including any known or anticipated bankruptcies and an evaluation of current economic conditions, as well as the Company’s expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. The Company had an allowance for credit losses of $0.3 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively.

The following table provides a reconciliation of the activity related to the Company’s allowance for credit losses:

Allowance for credit losses
Balance at December 31, 2023	$—
Bad debt expense recognized during the year	220,893
Write-off of uncollectible amounts	—
Balance at December 31, 2024	$220,893
Bad debt expense recognized during the period	149,719
Write-off of uncollectible amounts	(78,563)
Balance at September 30, 2025	$292,049
Property and Equipment
Property and equipment are stated at cost and relate mostly to the corporate headquarters leasehold improvements, its furniture and fixtures and other office and computer equipment. Depreciation is computed using the straight-line method over estimated useful lives, which is generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred, while major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. The Company recorded losses on disposition or impairment of zero and $6,413 in its condensed consolidated income statement related to continuing operations property or equipment disposed of other than by sale or retirement related to continuing operations for the three and nine months ended September 30, 2025, respectively. Losses on disposition or impairment for the three and nine months ended September 30, 2024 were not material.
Leases
The Company leases property and equipment under operating and finance leases. The Company leases its corporate office space and the space for each of the company-owned or managed clinics in the portfolio. The Company recognizes a right-of-use ("ROU") asset and lease liability for all leases. The lease for its corporate office space is recognized as a ROU asset and lease liability in its condensed consolidated balance sheet as continuing operations while all other leases for each of the company-owned or managed clinics are reported in discontinued operations. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at the Company’s sole discretion and, as such, the Company typically determines that exercise of these renewal options is not reasonably certain. As a result, the Company does not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the ROU asset and lease liability. When available, the Company uses the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of its leases. In such cases, the Company estimates its incremental borrowing rate as the interest rate it would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease and in a similar economic environment. The Company estimates these rates using available evidence such as rates imposed by third-party lenders to the Company in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to the Company’s estimated creditworthiness.

For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased corporate office space are expensed as incurred in general and administrative expenses in the condensed consolidated income statements. Any variable costs associated with the leased property for company-owned or managed clinics are expensed as incurred and are included in Income from discontinued operations before income tax expense in the condensed consolidated income statements.

During the three and nine months ended September 30, 2025, certain leases related to discontinued operations were terminated early with the landlord as a result of corporate clinic closures. The net losses to terminate the leases were recorded in Income from discontinued operations before income tax in the condensed consolidated income statement of $0.3 million and $0.7 million for the three and nine months ended September 30, 2025, respectively. The net losses to terminate leases during the three and nine months ended September 30, 2024 were $32,775 and $0.4 million, respectively.

Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. No impairment losses on long-lived assets were recognized from continuing operations during the three and nine months ended September 30, 2025 and 2024.
During the three and nine months ended September 30, 2024, property and equipment, net related to asset groups determined to not be recoverable were written down from their carrying values to their respective fair values resulting in the following non-cash impairment losses:

	Three Months Ended September 30, 2024
	Carrying Value	Fair Value	Net loss on disposition or impairment related to discontinued operations
Property and equipment, net	$2,019,135	$1,366,333	$652,802
Operating lease right-of-use asset	5,512,568	4,275,004	1,237,564
Total net loss on disposition or impairment related to discontinued operations			$1,890,366

	Nine Months Ended September 30, 2024
	Carrying Value	Fair Value	Net loss on disposition or impairment related to discontinued operations
Property and equipment, net	$3,919,827	$2,715,446	$1,204,381
Operating lease right-of-use asset	5,591,358	4,347,457	1,243,901
Intangible assets, net	298,510	252,746	45,764
Total net loss on disposition or impairment related to discontinued operations			$2,494,046
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales prices or the clinics estimated fair values, the Company recorded an estimated net loss on disposal, which is included in Income (loss) from discontinued operations before income tax expense in its condensed consolidated income statement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss on disposition or impairment related to discontinued operations	$461,347	$1,865,124	$1,884,111	$2,570,461
A valuation allowance of $6.0 million and $5.1 million as of September 30, 2025 and December 31, 2024, respectively, are included in Discontinued operations current assets on its condensed consolidated balance sheet.
The following table shows a reconciliation of the Company’s impairment and disposal losses recorded in Income (loss) from discontinued operations before income tax expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Impairment on long-lived assets held for use
Property and equipment, net	$—	$652,802	$—	$1,204,381
Operating lease right-of-use asset	—	1,237,564	—	1,243,901
Intangible assets, net	—	—	—	45,764
Impairment on assets held for sale
Assets held for sale	461,347	1,865,124	1,884,111	2,570,461
Loss on disposal of assets other than by sale
Property and equipment, net	125,102	3,549	392,266	196,457
Operating lease right-of-use asset	251,568	32,775	677,346	406,039
Loss (gain) on sale of assets	22,581	9,823	792,726	(68,880)
Total net loss on disposition or impairment related to discontinued operations	$860,598	$3,801,637	$3,746,449	$5,598,123
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
Regional developers receive fees that are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Initial fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur. This 3% fee is funded by the 7% royalties we collect from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, fees collected from the sale of the royalty stream is recognized as a decrease to franchise and regional developer cost of revenues over the remaining life of the respective franchise agreements. The Company did not enter into any new regional developer agreements during the three and nine months ended September 30, 2025 and 2024.
Regional Developer Rights Contract Termination Costs
From time to time, subject to the Company’s strategy, regional developer rights are reacquired by the Company, resulting in a termination of the contract. The termination costs to reacquire the regional developer rights are recognized at fair value, less any unrecognized upfront regional developer fee liability balance, as a general and administrative expense in the period in which the contract is terminated in accordance with the contract terms and are recorded within general and administrative expenses in the condensed consolidated income statements. When regional developer rights are reacquired in conjunction with the sale of company-owned or managed clinics, the upfront regional developer fee liability balance at the time of the sale are treated as relieved and are included with the total consideration received when the Company calculates the gain or loss on the sale. The Company reacquired certain regional developer rights during the three months ended June 30, 2025 in conjunction with the sale of company-owned or managed clinics. Refer to Note 3, Divestitures for additional information.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by the Company, primarily through advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses, excluding National Marketing Fund costs, were $62,609 and $581,880 for the three and nine months ended September 30, 2025, respectively. Advertising expenses, excluding National Marketing Fund costs, were $78,363 and $453,207 for the three and nine months ended September 30, 2024, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) from continuing operations	$290,370	$(414,383)	$(1,205,286)	$(2,523,325)
Net income (loss) from discontinued operations	564,639	(2,750,756)	3,121,454	(3,291,233)
Net income (loss)	$855,009	$(3,165,139)	$1,916,168	$(5,814,558)

Weighted average common shares outstanding - basic	15,344,844	14,959,132	15,281,775	14,903,726
Effect of dilutive securities:
Unvested restricted stock and stock options	53,750	233,247	67,169	234,422
Weighted average common shares outstanding - diluted	15,398,594	15,192,379	15,348,944	15,138,148

Income (loss) earnings per share:
Basic income (loss) earnings per share:
Continuing operations	$0.02	$(0.03)	$(0.08)	$(0.17)
Discontinued operations	0.04	(0.18)	0.20	(0.22)
Net income (loss) per share	$0.06	$(0.21)	$0.12	$(0.39)
Diluted income (loss) earnings per share
Continuing operations	$0.02	$(0.03)	$(0.08)	$(0.17)
Discontinued operations	0.04	(0.18)	0.20	(0.22)
Net income (loss) per share	$0.06	$(0.21)	$0.12	$(0.39)
The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	68,221	78,764	76,795	81,363

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation

Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the consolidated statements of operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The transition method is prospective with the retrospective method permitted and will be effective for the Company's annual period ending December 31, 2027 and interim periods for the interim period beginning January 1, 2028. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements and disclosures.
Note 2: Revenue Disclosures
Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees
As of September 30, 2025, we had 884 franchised clinics in operation, 86 clinic licenses sold but not yet developed and 63 executed letters of intent for future clinic licenses. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
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
Disaggregation of Revenue
The Company believes that the captions contained on the condensed consolidated income statements appropriately reflect the disaggregation of its revenue by major type for the three and nine months ended September 30, 2025 and 2024. Other revenues primarily consist of merchant income associated with preferred vendor royalties associated with franchisees’ credit card transactions.
The following table shows the Company’s revenues disaggregated according to the timing of transfer of services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized at a point in time	$10,870,558	$10,525,387	$32,678,171	$31,143,350
Revenue recognized over time	2,510,127	2,129,009	7,050,374	6,305,798
Total revenue	$13,380,685	$12,654,396	$39,728,545	$37,449,148
Rollforward of Accounts Receivable
Changes in the Company’s accounts receivable, net during the nine months ended September 30, 2025 were as follows:

Accounts Receivable, Net
Balance at December 31, 2023	$2,580,589
Balance at December 31, 2024	$2,586,381
Cash received against accounts receivable included at the beginning of the year	(2,211,280)
Net increase during the nine months ended September 30, 2025	2,525,927
Balance at September 30, 2025	$2,901,028
Rollforward of Contract Liabilities and Contract Assets
Changes in the Company’s contract liability for deferred franchise fees during the nine months ended September 30, 2025 were as follows:

Deferred Revenue Short and Long-Term
Balance at December 31, 2023	$16,113,879
Balance at December 31, 2024	$14,997,105
Revenue recognized that was included in the contract liability at the beginning of the year	(2,449,659)
Net increase during the nine months ended September 30, 2025	1,263,601
Balance at September 30, 2025	$13,811,047
The Company’s deferred franchise and development costs represent capitalized sales commissions. Changes during the nine months ended September 30, 2025 were as follows:

Deferred Franchise and Development Costs Short and Long-Term
Balance at December 31, 2023	$6,251,366
Balance at December 31, 2024	$5,569,473
Cost of revenue recognized that was included in the contract asset at the beginning of the year	(809,336)
Net increase during the nine months ended September 30, 2025	229,968
Balance at September 30, 2025	$4,990,105

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2025:

Contract liabilities expected to be recognized in	Amount
2025 (remainder)	$639,221
2026	2,504,387
2027	2,398,316
2028	2,239,558
2029	1,887,872
Thereafter	4,141,693
Total	$13,811,047
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
As of December 31, 2024, the corporate clinics classified as held for sale or already sold under the refranchising plan represent, in the aggregate, a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the results of the corporate clinic segment and its assets and liabilities are reported separately as discontinued operations in the condensed consolidated income statements and condensed consolidated balance sheets. As permitted, the Company elected not to adjust the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 to exclude cash flows attributable to discontinued operations. Accordingly, the Company disclosed the depreciation and amortization, capital expenditures and significant operating and investing non-cash items related to the corporate clinic segment below.
The key components of Net income (loss) from discontinued operations that were included in the Company’s condensed consolidated income statements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Revenues from company-owned or managed clinics	$10,520,596	$17,544,094	$44,068,960	$52,732,070
Total revenues	10,520,596	17,544,094	44,068,960	52,732,070
Cost of revenues:
IT cost of revenues	4,181	8,304	15,906	34,150
Total cost of revenues	4,181	8,304	15,906	34,150
Selling and marketing expenses	1,012,959	2,258,227	4,731,358	5,868,201
Depreciation and amortization	16,310	893,398	59,815	3,149,029
General and administrative expenses	7,942,168	13,275,594	32,070,385	40,977,423
Total selling, general and administrative expenses	8,971,437	16,427,219	36,861,558	49,994,653
Net loss on disposition or impairment from discontinued operations	860,598	3,801,637	3,746,449	5,598,123
Income (loss) from discontinued operations	684,380	(2,693,066)	3,445,047	(2,894,856)
Other expense, net	20,111	496	20,350	1,685
Income (loss) before income tax expense	664,269	(2,693,562)	3,424,697	(2,896,541)
Income tax expense from discontinued operations	99,630	57,194	303,243	394,692
Net income (loss) from discontinued operations	$564,639	$(2,750,756)	$3,121,454	$(3,291,233)
The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company’s condensed consolidated balance sheets:

	September 30, 2025	December 31, 2024
ASSETS
Accounts receivable	$508,706	$2,484,248
Prepaid expenses and other current assets	548,855	549,605
Assets held for sale, net of valuation allowance	21,151,802	38,395,986
Property and equipment, net	132,983	208,074
Deferred tax assets (attributable to VIEs)	1,087,204	1,087,204
Deposits and other assets	289,532	425,938
Total assets, discontinued operations	$23,719,082	$43,151,055

LIABILITIES
Accounts payable	$55,049	$67,107
Accrued expenses	3,053,561	5,066,941
Payroll liabilities ($0.5 million and $0.9 million attributable to VIEs, respectively)	1,536,008	2,333,335
Operating lease liability, current portion	123,315	153,517
Finance lease liability, current portion	—	38,015
Other current liabilities (attributable to VIEs)	1,079,441	1,079,441
Liabilities to be disposed of ($4.3 million and $5.2 million attributable to VIEs, respectively)	17,031,433	28,629,103
Total liabilities, discontinued operations	$22,878,807	$37,367,459
The key components of cash flows from discontinued operations are as follows:

	Nine Months Ended September 30,
	2025	2024
Depreciation and amortization	$59,815	$3,149,029
Capital expenditures
Purchase of property and equipment	73,535	279,814
Significant operating and investing non-cash items
Net loss on disposition or impairment	3,746,449	5,598,123
The clustered clinics are in varying stages of sales negotiations with approximately all of the Company’s corporate clinic portfolio expected to be recognized as a completed sale within one year with an estimated fair value of $6.6 million at September 30, 2025. Effective with the designation as held for sale, the Company discontinued recording depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics as required by GAAP. The Company reported the related assets and liabilities of the clinics as held for sale as discontinued operations in its September 30, 2025 and December 31, 2024 condensed consolidated balance sheets.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the clinics estimated fair values, the Company recorded an estimated loss on disposal of $0.5 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively, and an estimated loss of $1.9 million and $2.6 million for the nine months ended September 30, 2025 and 2024, respectively. A valuation allowance of $6.0 million and $5.1 million was included in discontinued operations current assets in its condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
During the nine months ended September 30, 2025, in connection with the sale of company-owned or managed clinics classified as held for sale as of December 31, 2024 for a combined sales price of $7.8 million, the Company sold $16.2 million assets held for sale, net of a valuation allowance of $1.0 million and $7.3 million of liabilities to be disposed of in the consolidated balance sheets as of December 31, 2024. As a result of the sales, the Company incurred $0.4 million in selling costs and recorded a loss of $0.6 million included in Income (loss) from discontinued operations before income tax expense in the condensed consolidated income statement for the nine months ended September 30, 2025.
The principal components of the held for sale assets and liabilities to be disposed of as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024

Assets
Property and equipment, net	$4,876,430	$8,457,627
Operating lease right-of-use asset	14,252,943	19,643,917
Intangible assets, net	4,518,833	6,906,807
Goodwill	3,482,718	8,459,238
Valuation allowance	(5,979,122)	(5,071,603)
Total assets held for sale, net	$21,151,802	$38,395,986

Liabilities
Operating lease liability, current and non-current	$12,135,849	$20,526,714
Deferred revenue from company-owned or managed clinics	4,895,584	8,102,389
Total liabilities to be disposed of	$17,031,433	$28,629,103
The pre-tax income of the clinics designated as held for sale as of September 30, 2025 was $0.9 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, the results of which exclude the allocation of overhead. The pre-

tax income of the clinics designated as held for sale as of September 30, 2025 was $3.3 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively, the results of which exclude the allocation of overhead.
Note 4: Property and Equipment
Property and equipment consisted of the following:

	September 30, 2025	December 31, 2024
Office and computer equipment	$976,149	$937,551
Leasehold improvements	1,594,291	1,585,609
Software developed	7,053,323	5,914,254
	9,623,763	8,437,414
Accumulated depreciation and amortization	(7,088,579)	(5,982,533)
	2,535,184	2,454,881
Construction in progress	500,475	751,873
Property and equipment, net	$3,035,659	$3,206,754
Depreciation expense was $0.4 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $1.2 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively.
Construction in progress at September 30, 2025 and December 31, 2024, related primarily to internal use software in development.
Note 5: Fair Value Measurements
The Company’s financial instruments include restricted cash, accounts receivable, accounts payable, accrued expenses and debt under the Credit Agreement (as defined in Note 6, Debt). The carrying amounts of its financial instruments, excluding cash equivalents and the debt under the Credit Agreement, approximate their fair value due to their short maturities. Cash equivalents consist of money market funds for which original cost approximates fair value. Cash equivalents have an approximate fair value of $19.1 million as of September 30, 2025 which was determined using Level 1 inputs. The carrying value of the Company’s debt under the Credit Agreement approximates fair value due to its interest rate being calculated from observable quoted prices for similar instruments, which is considered a Level 2 fair value measurement.
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
As of September 30, 2025 and December 31, 2024, with the exception of cash equivalents noted above, the Company did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
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
Assets held for sale as of September 30, 2025 and December 31, 2024 include all company-owned or managed clinics. The fair value measurement of the assets held for sale as of September 30, 2025 was recorded as $0.1 million based upon Level 2 inputs and $6.5 million based upon Level 3 inputs. The Company maintains a valuation allowance of $6.0 million to adjust the carrying value of the disposal group to fair value less cost to sell as of September 30, 2025. The fair value of the assets held for sale as of December 31, 2024 was valued as $0.4 million based upon Level 2 inputs and $26.9 million based upon Level 3 inputs and carried a valuation allowance of $5.1 million to adjust the carrying value of the disposal group to fair value less cost to sell as of December 31, 2024.
Long-lived assets classified as held and used where the asset group was not determined to be recoverable are tested for impairment. No impairment was recorded for asset groups classified as held and used during the three and nine months ended September 30, 2025. In connection with the planned sale or determined closure of certain company-owned or managed clinics long-lived assets classified as held and used where the asset group was not determined recoverable, the Company recorded an impairment loss of $1.9 million and $2.5 million included in Income from discontinued operations before income tax expense in its condensed consolidated income statements for the three and nine months ended September 30, 2024, respectively. The asset group was determined to be at the clinic level, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The long-lived assets fair values were determined by the following: Level 2 inputs where available, which included using a valuation multiple (e.g, price per square foot) based on observable prices for comparable long-lived assets; and Level 3 inputs, which included the multiple of earnings approach using the Company's historical earnings trend data, comparable historical asset sales by the Company and franchisees that were not exact matches, and (for calculating the fair value of intangible assets specifically) the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates. The carrying value of these asset groups impaired to their fair value for the nine months ended September 30, 2024 included ROU assets of $5.6 million that were written down to $4.3 million determined by Level 1 and Level 2 inputs. The carrying values of these asset groups impaired to their fair value included fixed assets of $3.9 million that were written down to $2.7 million and reacquired rights of $298,510 that were written down to $252,746, both determined by Level 3 inputs discussed above. Generally, a change in the assumption used for the multiple inputs would have resulted in a directionally similar change of the fair value measurement where a multiple of earnings assumption was used.
Note 6: Debt
Credit Agreement
On February 28, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., individually and as Administrative Agent and Issuing Bank (the “Lender”). The Credit Agreement provided for senior secured credit facilities (the “Credit Facilities”) in the amount of $7,500,000, including a $2,000,000 revolver (the “Revolver”) and a $5,500,000 development line of credit (the “Line of Credit”). The Revolver included amounts available for letters of credit of up to $1,000,000 and an uncommitted additional amount of $2,500,000. All outstanding principal and interest on the Revolver was due on February 28, 2022.
On February 28, 2022, the Company entered into an amendment to its Credit Facilities (as amended, the “2022 Credit Facility”) with the Lender. Under the 2022 Credit Facility, the Revolver increased to $20,000,000 (from $2,000,000), the portion of the

Revolver available for letters of credit increased to $5,000,000 (from $1,000,000), the uncommitted additional amount increased to $30,000,000 (from $2,500,000) and the developmental Line of Credit of $5,500,000 was terminated. The Revolver will be used for working capital needs, general corporate purposes and for acquisitions, development and capital improvement uses. At the option of the Company, borrowings under the 2022 Credit Facility bear interest at: (i) the adjusted Secured Overnight Financing Rate (“SOFR”), plus 0.10%, plus 1.75%, payable on the last day of the selected interest period of one, three or six months and on the three-month anniversary of the beginning of any six-month interest period, if applicable; or (ii) an Alternative Base Rate ("ABR"), plus 1.00%, payable monthly. The ABR is the greatest of (A) the prime rate (as published by the Wall Street Journal); (B) the Federal Reserve Bank of New York rate, plus 0.5%; and (C) the adjusted one-month term SOFR. Amounts outstanding under the Revolver on February 28, 2022 continued to bear interest at the rate selected under the Credit Facilities prior to the amendment until the last day of the interest period in effect, at which time, if not repaid, the amounts outstanding under the Revolver will bear interest at the 2022 Credit Facility rate. As a result of this refinance, $2,000,000 of current maturity of long-term debt was reclassified to long-term as of December 31, 2021. The 2022 Credit Facility will terminate, and all principal and interest will become due and payable on the fifth anniversary of the amendment, which will occur on February 28, 2027. On January 17, 2024, the Company paid down the outstanding balance on its Debt under the Credit Agreement of $2,000,000.
The Credit Facilities contain customary events of default, including but not limited to nonpayment, material inaccuracy of representations and warranties, violations of covenants, certain bankruptcies and liquidations, cross-default to material indebtedness, certain material judgments, and certain fundamental changes such as a merger or sale of substantially all assets (as further defined in the Credit Facilities). The Credit Facilities require the Company to comply with customary affirmative, negative and financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the Credit Facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. The Credit Facilities are collateralized by substantially all of the Company’s assets, including the assets in the Company’s company-owned or managed clinics.
On September 30, 2025, the Company entered into a third amendment to the Credit Agreement (as amended, the “2025 Credit Facility”) with the Lender. Among other things, the 2025 Credit Facility contains the consent of the Lender to the refranchising of all company-owned or managed clinics which would have triggered certain default events included in the Credit Agreement. The 2025 Credit Facility also increased the maturity date of the Credit Facilities to August 31, 2027.
As of September 30, 2025, the Company was in compliance with all applicable financial and non-financial covenants under the Credit Agreement, and there is no outstanding balance as of September 30, 2025.
Note 7: Stockholders' Equity
Stock Repurchase Program

On June 3, 2025, the Board of Directors of the Company approved a stock repurchase program (the "2025 SRP") to repurchase up to $5.0 million of common stock of the Company, par value $0.001 per share, from time to time until June 3, 2027 or such other date as the Company has exhausted, or the Board of Directors otherwise terminates, the repurchase authorization. The timing, volume, price, and terms of the repurchases will depend on market and business conditions, applicable legal requirements, and other factors. The repurchases may be made on the open market, in privately negotiated transactions, or in such other manner (e.g., accelerated share repurchase transactions, block trades, derivatives, or otherwise) that complies with the terms of applicable federal and state securities laws and regulations.
During the three and nine months ended September 30, 2025, the Company repurchased $2.3 million of common stock at an average price of $10.05 per share, excluding related costs and fees. As of September 30, 2025, the Company had a remaining $2.7 million authorized for repurchasing shares of its common stock. All shares of common stock that the Company repurchased are held as treasury stock.

Treasury Stock

During the three and nine months ended September 30, 2025, shares of common stock at a total cost of zero and $8,440, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. During the three and nine months ended September 30, 2024, shares of common stock at a total cost of zero and $9,583, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by the Company but are not part of publicly announced share repurchase programs.

Note 8: Stock-Based Compensation
The Company grants stock-based awards under its 2024 Incentive Stock Plan (the “2024 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock. The Company may grant the following types of incentive awards under the 2024 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2024 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains and such other terms and conditions as the plan committee determines. Awards granted under the 2024 Plan are classified as equity awards, which are recorded in stockholders’ equity in the Company’s condensed consolidated balance sheets. As of September 30, 2025, the Company has granted under the 2024 Plan: (i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stock. There were no stock appreciation rights and restricted stock units granted under the 2024 Plan as of September 30, 2025.
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
The Company did not grant options during the three and nine months ended September 30, 2025 and 2024.
The information below summarizes the stock option activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	281,977	$11.80	3.3
Exercised	(101,715)	5.47
Forfeited	(432)	45.39
Expired	(105,407)	16.55
Outstanding at September 30, 2025	74,423	$13.51	5.9
Exercisable at September 30, 2025	36,194	$16.36	2.6
For the three months ended September 30, 2025 and 2024, stock-based compensation expense for stock options was $16,238 and $38,608, respectively. For the nine months ended September 30, 2025 and 2024, stock-based compensation expense for stock options was $54,919 and $140,383, respectively.
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
The information below summarizes the restricted stock activity for the nine months ended September 30, 2025:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2024	305,982	$11.97
Granted	269,252	10.80
Vested	(97,150)	12.78
Forfeited	(129,999)	11.20
Non-vested at September 30, 2025	348,085	$11.13
For the three months ended September 30, 2025 and 2024, stock-based compensation expense for restricted stock awards was $329,971 and $391,642, respectively. For the nine months ended September 30, 2025 and 2024, stock-based compensation expense for restricted stock awards was $916,219 and $1,335,327, respectively.
Note 9: Income Taxes
During the three months ended September 30, 2025 and 2024, the Company recorded income tax expense from continuing operations of $10,346 and $5,391, respectively, and income tax expense of $99,630 and $57,194 from discontinued operations, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded income tax expense from continuing operations of $35,140 and $25,142, respectively, and income tax expense from discontinued operations of $303,243 and $394,692, respectively. The Company’s effective tax rate differs from the federal statutory tax rate for the three months ended September 30, 2025, primarily due to change in valuation allowance and state taxes. The Company’s effective tax rate differs from the statutory rate for the three months ended September 30, 2024, primarily due to change in valuation allowance. The Company’s effective tax rate differs from the statutory rate for the nine months ended September 30, 2025, primarily due to change in valuation allowance and state taxes. The Company’s effective tax rate differs from the statutory rate for the nine months ended September 30, 2024, primarily due to nondeductible meals and entertainment, change in valuation allowance and state taxes.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The impact to income tax expense for the three and nine months ended September 30, 2025 was not material.
Note 10: Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the three and nine months ended September 30, 2025 and 2024:

	Line Items in the Company's Condensed Consolidated Income Statements	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Operating lease costs:
Operating lease costs	General and administrative expenses	$91,577	$64,289	$264,335	$192,866
Total lease costs		$91,577	$64,289	$264,335	$192,866
Supplemental information and balance sheet location related to leases (excluding amounts related to leases classified as discontinued operations) was as follows:

	September 30, 2025	December 31, 2024
Operating Leases:
Operating lease right-of -use asset	$1,630,228	$555,536
Operating lease liability - current portion	191,641	483,337
Operating lease liability - net of current portion	1,899,557	311,689
Total operating lease liability	$2,091,198	$795,026
Weighted average remaining lease term (in years):
Operating leases	5.7	3.6
Weighted average discount rate:
Operating leases	6.5%	6.5%
Supplemental cash flow information related to leases (excluding amounts related to leases classified as discontinued operations) was as follows:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$345,042	$336,607

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$1,554,504	$—
Maturities of lease liabilities as of September 30, 2025 are as follows, excluding amounts related to leases classified as discontinued operations:

Operating Leases
2025 (remainder)	$115,014
2026	268,762
2027	467,453
2028	479,129
2029	491,077
Thereafter	715,278
Total lease payments	$2,536,713
Less: Imputed interest	(445,515)
Total lease obligations	$2,091,198
Less: Current obligations	(191,641)
Long-term lease obligation	$1,899,557
Guarantee in Connection with the Sale of the Divested Business
In connection with the sale of company-owned or managed clinics, the Company has guaranteed 40 future operating lease commitments assumed by the buyers. The Company is obligated to perform under the guarantees if the buyers fail to perform under the lease agreements at any time during the remainder of the lease agreements, the latest of which expires on December 31, 2033. As of September 30, 2025, the undiscounted maximum remaining lease payments totaled $5.4 million. The Company has not recorded a liability with respect to the guarantee obligations as of September 30, 2025, as the Company concluded that payment under the lease guarantees was not probable.

Litigation
In the normal course of business, the Company is party to litigation and claims from time to time. The Company maintains insurance to cover certain litigation and claims.
During the second quarter of 2024, the Company entered into settlement agreements from litigation related to employment matters of $1.5 million that was outside the normal course of business, which the Company has accrued for in discontinued operations current liabilities as of December 31, 2024 and September 30, 2025. The settlement is expected to be paid out during the first quarter of 2026.
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
During the third quarter of 2025, the Company determined that the likelihood of a loss related to multiple lawsuits filed against the Company in 2024 and 2025 in the State of California became probable. The initial lawsuit was filed against the Company on June 6, 2024 with the Superior Court of California in Los Angeles County. The lawsuits, among other allegations, allege an invasion of privacy, breach of fiduciary duty and failure to provide a safe environment at one of its company-owned or managed clinics. The Company intends to continue to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases and therefore, no accrual exists as of September 30, 2025. The Company also notes that its exposure to these cases may be limited by its insurance coverage, but the recoverable amount is undetermined as of September 30, 2025.
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
The Franchise Operations segment is comprised of the operating activities of the franchise business unit. The Franchise Operations segment derives revenue primarily from customers by providing access to the Company’s franchise license, which represents symbolic intellectual property (See Note 2, Revenue Disclosures for additional details). The Franchise Operations segment is managed on a consolidated basis because all operations are located within a similar economic and regulatory environment, provide the same services and share the same business model and pricing strategies. As of September 30, 2025, the franchise system consisted of 884 clinics in operation. The accounting policies for the franchise segment are the same as those described in Note 1, Nature of Operations and Summary of Significant Accounting Policies. The CODM uses Net Income, Gross Profit, Operating Income, and Adjusted EBITDA as metrics in assessing performance and determining how to allocate resources. Net Income, Gross Profit, and Operating Income are reported on the condensed consolidated income statement. Adjusted EBITDA is presented in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures and is reconciled back to consolidated net income (loss) from continuing operations on the condensed consolidated income statement. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses these financial measures to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits in the Franchise Segment or into other parts of the entity, such as new products or services, new geographic territories, acquisitions or reacquisitions, or stock buybacks. Net Income and Adjusted EBITDA are used to monitor budget verses actual results. The CODM also uses Net Income and Adjusted EBITDA in conjunction with certain non-financial metrics in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted verses actual results are used in assessing performance of the segment and in establishing management’s compensation.
The following table summarizes total revenue and significant expense categories and amounts for the Company's reportable segment that aligns with the segment level information that is regularly provided to the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
Revenue	$13,380,685	$12,654,396	$39,728,545	$37,449,148
Less:
Franchise and regional developer cost of revenues	2,232,419	2,450,400	7,134,267	7,250,351
IT cost of revenues	428,815	364,563	1,271,700	1,081,513
Selling and marketing expenses	2,816,081	2,504,168	9,805,075	8,182,142
Adjusted General and administrative expenses	6,380,991	7,073,419	19,860,681	20,629,022
Stock compensation expense	346,209	430,250	971,138	1,475,710
Other segment items, net (a)	428,718	(105,247)	644,869	310,670
Depreciation and amortization expense	446,736	345,835	1,210,961	1,017,923
Income tax expense	10,346	5,391	35,140	25,142
Segment income (loss)	$290,370	$(414,383)	$(1,205,286)	$(2,523,325)
Reconciliation of income (loss)

Net income (loss) from continuing operations	$290,370	$(414,383)	$(1,205,286)	$(2,523,325)
Net income (loss) from discontinued operations	564,639	(2,750,756)	3,121,454	(3,291,233)
Net income (loss)	$855,009	$(3,165,139)	$1,916,168	$(5,814,558)

(a) Other segment items, net includes other (income) loss, net, acquisition-related expenses, net loss on disposition or impairment, costs related to restatement filings, and restructuring costs.
Note 12: Related Party Transactions

Mr. Jefferson Gramm, Managing Partner of Bandera Partners LLC, who is a beneficial holder of more than 5% of the Company's outstanding common stock (approximately 26% as of September 30, 2025), was appointed to the Board of Directors effective as of January 2, 2024.

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

These transactions involved terms no less favorable to the Company than those that would have been obtained in the absence of such affiliation. Although the Company has no way of estimating the aggregate amount of franchise fees, royalties, advertising fund fees, IT-related income and computer software fees that these franchisees will pay over the life of the franchise licenses, the franchisees affiliated with Mr. Jefferson Gramm are subject to such fees under the same terms and conditions as all other franchisees.

In October 2020, Mr. Jefferson Gramm loaned approximately $370,000 to an unaffiliated franchisee that owns and operates one franchise clinic. The loan is not secured by the assets of the business and there are no foreclosure rights. As of September 30, 2025, the remaining balance on the unsecured loan was approximately $215,000.

Note 13: Subsequent Events
Stock Repurchase Program
On June 3, 2025, the Board of Directors approved the 2025 SRP to repurchase up to $5.0 million of common stock of the Company, par value $0.001 per share, from time to time until June 3, 2027 or such other date as the Company has exhausted, or the Board of Directors otherwise terminates, the repurchase authorization. The timing, volume, price, and terms of the repurchases will depend on market and business conditions, applicable legal requirements, and other factors. The repurchases may be made on the open market, in privately negotiated transactions, or in such other manner (e.g., accelerated share repurchase transactions, block trades, derivatives, or otherwise) that complies with the terms of applicable federal and state securities laws and regulations.

During the third quarter of 2025, the Company repurchased 227,810 shares of its common stock for approximately $2.3 million. Shares repurchased during the third quarter of 2025 represented 1.5% of outstanding common stock at June 30, 2025. All shares of common stock that were repurchased are held as treasury stock. As of September 30, 2025, the Company had a remaining $2.7 million authorized for repurchasing shares of our common stock under the 2025 SRP.

Subsequent to September 30, 2025, the Company purchased an additional 312,571 shares of common stock through October 21, 2025, completing the repurchase of $5.0 million under the 2025 SRP as originally authorized.

On November 4, 2025, the Board of Directors authorized an additional $12.0 million under the 2025 SRP and extended the repurchase date through November 4, 2027.
Divestitures
On November 2, 2025, the Company entered into an Asset Purchase Agreement (the “Elite Chiro Group Purchase Agreement”) with Elite Chiro Group, a California corporation (“Elite Chiro Group”), as buyer, and Gadi Emein, an individual (“Emein”), as guarantor, pursuant to which the Company will sell to Elite Chiro Group the assets of, and grant franchise rights to, 45 company-owned or managed clinics located in Southern California (the “Elite Chiro Group Transaction”) for an aggregate purchase price of $4.5 million, subject to certain adjustments. The Elite Chiro Group Transaction is subject to customary closing conditions and the Company continues to negotiate certain terms in the Elite Chiro Group Transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our amended and restated Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on August 12, 2025.
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
Key Clinic Development Trends. As of September 30, 2025, we and our franchisees operated or managed 962 clinics, of which 884 were operated or managed by franchisees and 78 were operated as company-owned or managed clinics. Our franchisees opened nine clinics in the third quarter of 2025, compared to 14 clinics in the third quarter of 2024.

Our current strategy is to grow through the sale and development of additional franchises. After evaluating options for improvement, during 2023, our Board of Directors authorized management to initiate a plan to refranchise or sell the majority of our company-owned or managed clinics. During the third quarter of 2024, we expanded the refranchising plan to include the full portfolio of our company-owned or managed clinics, marketing the clinics in large clusters grouped primarily by geographic location. This refined strategy will leverage our greatest strength - our capacity to build a franchise - to drive long-term growth for both our franchisees and The Joint as a public company. We have created a robust framework for the refranchising effort, organizing clinics into clusters, and generating comprehensive disclosure packets for marketing efficiency. We had given initial preference to existing franchisees and, in the third quarter of 2024, we expanded the marketing efforts to larger multi-unit, multi-brand operators and certain private equity firms interested in purchasing and operating large market-based clinic clusters and have received significant interest to date in most markets. During the first quarter of 2025, we received draft letters of intent ("LOIs") for our full portfolio of company-owned or managed clinics. During the second quarter of 2025, we refranchised 37 clinics. During the third quarter of 2025, we refranchised one clinic and we continue to remain actively engaged in refranchising the balance of the corporate portfolio. The largest cluster remaining in the corporate portfolio is the Southern California region.

On June 30, 2025, we closed on the sale of 31 company-owned or managed clinics and associated franchise licenses in Arizona and New Mexico to an existing franchisee, Joint Ventures, LLC, in exchange for $8.3 million in cash and the regional developer territory rights of the Northwest region. We carried an upfront regional developer fee liability balance associated with this transaction of $42,035, representing the unrecognized fee collected upon the execution of the regional developer agreement. We accounted for the reacquisition of the regional developer rights as a release of liability and were included as part of the total consideration received to calculate the gain or loss on the sale. Losses on the sale were included with the loss on the sale of assets included in Net loss on disposition or impairment from discontinued operations. As part of the sale, Joint Ventures, LLC agreed to open another 10 clinics in the same region. Additionally, on June 23, 2025, we closed the sale of five clinics along with future development rights in the Kansas City region to an existing franchisee, Chiro 93 LLC.
On November 2, 2025, we entered into an Asset Purchase Agreement with Elite Chiro Group, as buyer, and Emein, an individual, as guarantor, pursuant to which the Company will sell to Elite Chiro Group the assets of, and grant franchise rights to, 45 company-owned or managed clinics located in Southern California (the “Elite Chiro Group Transaction”) for an aggregate purchase price of $4.5 million, subject to certain adjustments. The Elite Chiro Group Transaction is subject to customary closing conditions and we continue to negotiate certain terms in the Elite Chiro Group Transaction.
Our goal will be to generate significant processes that will provide us with value creating capital allocation opportunities. These opportunities could include, but are not limited to, reinvestment in the brand and related marketing, continued investment in our IT platforms, the repurchase of regional development territories, certain merger or acquisition opportunities and/or additional stock repurchase programs.
The number of franchise licenses sold for the third quarter of 2025 was eight, compared with seven licenses sold for the third quarter of 2024. We ended the third quarter of 2025 with 15 regional developers who were responsible for 25% of the eight licenses sold during the period. We will continue to leverage the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
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
Recent Events

Recent events that may impact our business include unfavorable global economic or political conditions, the financial impact of the U.S. government shutdown, labor shortages, and inflation and other cost increases. We anticipate that 2025 will continue to be a volatile macroeconomic environment.

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

In addition, although lowered slightly in recent months, the expectation that interest rates will continue to remain elevated may adversely affect patients’ financial conditions, resulting in reduced spending on our services. While the impact of these factors continues to remain uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

Stock Repurchase Program

On June 3, 2025, our Board of Directors approved the 2025 SRP to repurchase up to $5.0 million of our common stock, par value $0.001 per share, from time to time until June 3, 2027 or such other date as we have exhausted, or the Board of Directors otherwise terminates, the repurchase authorization. The timing, volume, price, and terms of the repurchases will depend on market and business conditions, applicable legal requirements, and other factors. The repurchases may be made on the open market, in privately negotiated transactions, or in such other manner (e.g., accelerated share repurchase transactions, block trades, derivatives, or otherwise) that complies with the terms of applicable federal and state securities laws and regulations.

During the third quarter of 2025, we repurchased 227,810 shares of our common stock for approximately $2.3 million. Shares repurchased during the third quarter of 2025 represented 1.5% of outstanding common stock at June 30, 2025. All shares of common stock that were repurchased are held as treasury stock. As of September 30, 2025, we had a remaining $2.7 million authorized for repurchasing shares of our common stock under the 2025 SRP.

Subsequent to September 30, 2025, we purchased an additional 312,571 shares of our common stock through October 21, 2025, completing the repurchase of $5.0 million under the 2025 SRP as originally authorized.

On November 4, 2025, the Board of Directors authorized an additional $12.0 million under the 2025 SRP and extended the repurchase date through November 4, 2027.
Other Significant Events and/or Recent Developments

For the three months ended September 30, 2025, compared to the prior year period:
•Comp sales of clinics that have been open for at least 13 full months decreased 2.0%;
•Comp sales for mature clinics open 48 months or more decreased 4.9%; and
•System-wide sales for all clinics open for any amount of time decreased 1.5% to $127.3 million.
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
Critical Accounting Estimates
There were no changes in our critical accounting estimates during the three months ended September 30, 2025, from those set forth in “Significant Accounting Policies and Estimates” in our amended and restated Annual Report on Form 10-K/A for the year ended December 31, 2024.

Results of Operations
The following discussion and analysis of our financial results encompasses the results of our Franchise Operations business segment for the three and nine months ended September 30, 2025, compared with the three and nine months ended September 30, 2024. All financial results and metrics discussed below are on a continuing operations basis.
Total Revenues - Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Components of revenues were as follows:

	Three Months Ended September 30,
	2025	2024	Change from Prior Year	Percent Change from Prior Year
Revenues:
Royalty fees	$8,106,915	$7,870,033	$236,882	3.0%
Franchise fees	964,796	697,688	267,108	38.3
Advertising fund revenue	2,344,833	2,247,663	97,170	4.3
IT-related income and software fees	1,545,331	1,431,321	114,010	8.0
Other revenues	418,810	407,691	11,119	2.7
Total revenues	$13,380,685	$12,654,396	$726,289	5.7
Total revenues increased by $0.7 million, primarily due to the continued expansion and revenue growth of our franchise base and included:
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of September 30, 2025 and 2024, there were 884 and 838 franchised clinics in operation, respectively.
•Franchise fees increased due primarily to the impact of accelerated revenue recognition resulting from terminated franchise license agreements and related fees, with 12 and 4 franchise license agreements terminated during the three months ended September 30, 2025 and 2024, respectively.
•IT-related income and software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.

Total Revenues - Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Components of revenues were as follows:

	Nine Months Ended September 30,
	2025	2024	Change from Prior Year	Percent Change from Prior Year
Revenues:
Royalty fees	$24,311,022	$23,303,907	$1,007,115	4.3%
Franchise fees	2,561,415	2,072,665	488,750	23.6
Advertising fund revenue	6,985,030	6,654,974	330,056	5.0
IT-related income and software fees	4,488,959	4,233,133	255,826	6.0
Other revenues	1,382,119	1,184,469	197,650	16.7
Total revenues	$39,728,545	$37,449,148	$2,279,397	6.1
Total revenues increased by $2.3 million, primarily due to the continued expansion and revenue growth of our franchise base and included:
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics. As of September 30, 2025, and 2024, there were 884 and 838 franchised clinics in operation, respectively.
•Franchise fees increased due primarily to the impact of accelerated revenue recognition resulting from terminated franchise license agreements and related fees, with 30 and 9 franchise license agreements terminated during the nine months ended September 30, 2025 and 2024, respectively.
•IT-related and software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
•Other revenues primarily consisted of a $150,000 increase due to sponsorship payments for our annual conference held in April 2025.
Cost of Revenues

Cost of Revenues	2025	2024	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$2,661,234	$2,814,963	$(153,729)	(5.5)%
Nine Months Ended September 30,	8,405,967	8,331,864	74,103	0.9
For the three months ended September 30, 2025, as compared with the three months ended September 30, 2024, the total cost of revenues decreased primarily due to a reduction in regional developer royalties. For the nine months ended September 30, 2025, as compared with the nine months ended September 30, 2024, the total cost of revenues increased primarily due to an increase in the number of franchised clinics in operation during the current period, along with continued sales growth in existing franchised clinics in regional developer regions, partially offset by the reduction in regional developer royalties as mentioned above.

Selling and Marketing Expenses

Selling and Marketing Expenses	2025	2024	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$2,816,081	$2,504,168	$311,913	12.5%
Nine Months Ended September 30,	9,805,075	8,182,142	1,622,933	19.8
For the three and nine months ended September 30, 2025, as compared with the three and nine months ended September 30, 2024, selling and marketing expenses increased due to an increase in expenses associated with our digital marketing transformation efforts primarily incurred during the first and third quarters in 2025.
Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2025	2024	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$446,736	$345,835	$100,901	29.2%
Nine Months Ended September 30,	1,210,961	1,017,923	193,038	19.0
Depreciation and amortization expenses increased for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to depreciation expenses related to internal use software enhancements and developments, including the launch of our new mobile app.
General and Administrative Expenses

General and Administrative Expenses	2025	2024	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$7,295,719	$7,478,669	$(182,950)	(2.4)%
Nine Months Ended September 30,	21,955,915	22,611,442	(655,527)	(2.9)
For the three months ended September 30, 2025, as compared with the three months ended September 30, 2024, general and administrative expenses decreased primarily due to a decrease in payroll and other employee compensation expenses, partially offset by an increase due to a legal contingency accrual of $0.1 million. For the nine months ended September 30, 2025, as compared with the nine months ended September 30, 2024, general and administrative expenses decreased primarily due to a decrease in payroll and other employee compensation expenses reflective of fewer employees in the first three quarters of 2025 compared to the first three quarters of 2024, including the departure of long-tenure employees with stock-based compensation during 2025, partially offset by the legal contingency accrual of $0.1 million. As a percentage of revenue, general and administrative expenses during the three months ended September 30, 2025 and 2024 were 55% and 59%, respectively. As a percentage of revenue, general and administrative expenses during the nine months ended September 30, 2025 and 2024 were 55% and 60%, respectively.
Gain (Loss) from Operations

Loss from Operations	2025	2024	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$160,915	$(492,820)	$653,735	132.7%
Nine Months Ended September 30,	(1,655,786)	(2,698,741)	1,042,955	38.6

Gain (loss) from operations decreased by $0.7 million for the three months ended September 30, 2025, compared with the three months ended September 30, 2024. The decrease in the loss to a gain was primarily due to:
•an increase of $0.7 million in total revenues;
•a decrease of $0.2 million in our total cost of revenues; and
•a decrease of $0.2 million in general and administrative expenses; partially offset by
•an increase of $0.3 million in selling and marketing expenses; and
•an increase of $0.1 million in depreciation and amortization expenses.
Loss from operations decreased by $1.0 million for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024. The decrease was primarily due to:
•an increase of $2.3 million in total revenues; and
•a decrease of $0.7 million in general and administrative expenses; partially offset by
•an increase in selling and marketing expenses of $1.6 million;
•an increase of $0.1 million in our total cost of revenues; and
•an increase of $0.2 million in depreciation and amortization expenses.
Other Income, Net

Other Income, Net	2025	2024	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$139,801	$83,828	$55,973	66.8%
Nine Months Ended September 30,	485,640	200,558	285,082	142.1
Other income, net increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily due to the deployment of additional cash and cash equivalents into higher interest rate money market funds resulting in increased interest income.
Income Tax Expense

Income Tax Expense	2025	2024	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$10,346	$5,391	$4,955	91.9%
Nine Months Ended September 30,	35,140	25,142	9,998	39.8
Income tax expense increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily due to an increase in estimated state income taxes.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.
Non-GAAP Financial Measures
The tables below reconcile net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
	From Continuing Operations	From Discontinued Operations	Net Operations	From Continuing Operations	From Discontinued Operations	Net Operations
Non-GAAP Financial Data:
Net income (loss)	$290,370	$564,639	$855,009	$(414,383)	$(2,750,756)	$(3,165,139)
Net interest (income) expense	(253,277)	—	(253,277)	(83,828)	496	(83,332)
Depreciation and amortization expense	446,736	16,310	463,046	345,835	893,398	1,239,233
Income tax expense	10,346	99,630	109,976	5,391	57,194	62,585
EBITDA	494,175	680,579	1,174,754	(146,985)	(1,799,668)	(1,946,653)
Stock compensation expense	346,209	—	346,209	430,250	—	430,250
Net loss on disposition or impairment	—	860,598	860,598	3,581	3,801,637	3,805,218
Costs related to restatement filings	113,477	—	113,477	—	—	—
Restructuring costs	355,042	102,024	457,066	(25,000)	178,182	153,182
Litigation expenses	100,000	250,000	350,000	—	(9,000)	(9,000)
Adjusted EBITDA	$1,408,903	$1,893,201	$3,302,104	$261,846	$2,171,151	$2,432,997

	Nine Months Ended September 30,
	2025			2024
	From Continuing Operations	From Discontinued Operations	Net Operations	From Continuing Operations	From Discontinued Operations	Net Operations
Non-GAAP Financial Data:
Net (loss) income	$(1,205,286)	$3,121,454	$1,916,168	$(2,523,325)	$(3,291,233)	$(5,814,558)
Net interest (income) expense	(599,116)	239	(598,877)	(200,558)	1,685	(198,873)
Depreciation and amortization expense	1,210,961	59,815	1,270,776	1,017,923	3,149,029	4,166,952
Income tax expense	35,140	303,243	338,383	25,142	394,692	419,834
EBITDA	(558,301)	3,484,751	2,926,450	(1,680,818)	254,173	(1,426,645)
Stock compensation expense	971,138	—	971,138	1,475,710	—	1,475,710
Acquisition-related expenses	—	—	—	478,710	—	478,710
Net loss on disposition or impairment	6,413	3,746,449	3,752,862	4,518	5,598,123	5,602,641
Costs related to restatement filings	113,477	—	113,477	—	—	—
Restructuring costs	910,619	371,739	1,282,358	28,000	426,457	454,457
Litigation expenses	100,000	250,000	350,000	—	1,481,000	1,481,000
Adjusted EBITDA	$1,543,346	$7,852,939	$9,396,285	$306,120	$7,759,753	$8,065,873
Adjusted EBITDA from continuing operations consists of net loss from continuing operations before interest, income taxes, depreciation and amortization, acquisition-related expenses (which includes contract termination costs associated with reacquired regional developer rights), stock-based compensation expense, bargain purchase gain, (gain) loss on disposition or impairment, costs related to restatement filings, restructuring costs (consisting of non-recurring refranchising costs of all company-owned or managed clinics and non-recurring expenses related to changes to our senior leadership team), and litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the normal course of our business). We have provided Adjusted EBITDA, a non-GAAP measure of financial performance, because it is commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

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
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2025, we had unrestricted cash and short-term bank deposits of $29.7 million. We used $1.1 million of cash flow from operating activities from both continuing and discontinued operations in the nine months ended September 30, 2025. While unfavorable global economic or political conditions create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next 12 months.

While the interruptions, delays and/or cost increases resulting from political instability and geopolitical tensions, adverse weather conditions, economic weakness, inflationary pressures, elevated interest rates and other factors have created uncertainty as to general economic conditions for the remainder of 2025, as of the date of this Quarterly Report on Form 10-Q, we believe that we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2025, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. If the equity and credit markets deteriorate, including as a result of economic weakness, political unrest or war, or any other reason, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Given the ongoing uncertainties described above, the levels of our cash flows from operations for the remainder of 2025 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash used in operating activities for both continuing and discontinued operations decreased by $6.3 million to $1.1 million for the nine months ended September 30, 2025, compared to net cash provided by operating activities of $5.3 million for the nine months ended September 30, 2024. The decrease in net cash was primarily attributable to a change in accrued expenses of $3.4 million related to the settlement of a medical injury claim during the first quarter of 2025, which was partially offset by a related change in accounts receivable of $1.9 million for insurance recoveries, a change in prepaid expenses and other current assets of $0.4 million due to the payment of our annual director and officers insurance premiums during the first quarter of 2025 and a change in accounts payable of $0.6 million primarily due to the timing of payments during the third quarter of 2025.
Net cash provided by investing activities was $6.6 million and net cash used by investing activities was $0.5 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, this included proceeds from sales of clinics of $7.8 million, partially offset by purchases of property and equipment of $1.2 million. For the nine months ended September 30, 2024, this included purchases of property and equipment of $0.9 million and proceeds from sales of clinics of $0.4 million.
Net cash used in financing activities for the nine months ended September 30, 2025 was $0.8 million, compared to $2.0 million in net cash used in financing activities for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, net cash used in financing activities included $2.3 million of common stock purchases under the 2025 SRP, partially offset by cash receipts from stock option exercises of $1.5 million. For the nine months ended September 30, 2024, net cash used in financing activities included the pay down of the outstanding balance on our Debt under the Credit Agreement in the amount of $2.0 million.
Capital Composition
As discussed in the “Recent Events” section of this MD&A, our Board of Directors approved the 2025 SRP to repurchase up to $5.0 million of our common stock. During the three and nine months ended September 30, 2025, we repurchased 227,810 shares under the 2025 SRP. Refer to the “Recent Events” section above for more information and Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for our monthly repurchase activity during the three months ended September 30, 2025.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2025, there have been no material changes to the quantitative and qualitative disclosures about market risk appearing in Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk” of our amended and restated Annual Report on Form 10-K/A for the year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 at the reasonable assurance level because of the material weakness described below.

Material Weakness
We had concluded that there was a material weakness in our internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2024, management identified the following material weakness in internal control over financial reporting which continued to exist as of September 30, 2025:

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings is discussed in Note 10, Commitments and Contingencies to our condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS

We documented our risk factors in Part I, Item 1A of our amended and restated Annual Report on Form 10-K/A for the year ended December 31, 2024. There have been no material changes to our risk factors since the filing of our amended and restated Annual Report on Form 10-K/A for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 3, 2025, our Board of Directors approved the 2025 SRP to repurchase up to $5.0 million of our common stock, par value $0.001 per share, from time to time until June 3, 2027 or such other date as we have exhausted, or the Board of Directors otherwise terminates, the repurchase authorization. The timing, volume, price, and terms of the repurchases will depend on market and business conditions, applicable legal requirements, and other factors. The repurchases may be made on the open market, in privately negotiated transactions, or in such other manner (e.g., accelerated share repurchase transactions, block trades, derivatives, or otherwise) that complies with the terms of applicable federal and state securities laws and regulations.

The following table summarizes our monthly common stock repurchase activity during the three months ended September 30, 2025. Subsequent to September 30, 2025, we purchased an additional 312,571 shares of our common stock through October 21, 2025, completing the repurchase of $5.0 million under the 2025 SRP as originally approved.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of the 2025 SRP	Approximate Dollar Value of Shares that May Yet be Purchased Under the 2025 SRP
Repurchases from July 1 - 31, 2025	—	$—	—	$5,000,000
Repurchases from August 1 - 31, 2025	29,924	10.67	29,924	4,680,661
Repurchases from September 1 - 30, 2025	197,886	9.95	197,886	2,711,006
Total	227,810	$10.05	227,810	2,711,006

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document
10.1#
Separation Agreement and Release, dated August 22, 2025, by and between the Registrant and Jake Singleton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025)

10.2
Consent and Third Amendment to Credit Agreement, dated as of September 30, 2025, by and between the Registrant and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2025)

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

THE JOINT CORP.

Dated: November 6, 2025	By:	/s/ Sanjiv Razdan
Sanjiv Razdan Chief Executive Officer and President (Principal Executive Officer)

Dated: November 6, 2025	By:	/s/ Scott J. Bowman
Scott J. Bowman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)