Form 10-K
period 2025-12-31
JOINT Corp
filed 2026-03-13
CIK 1612630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $172.5 million as of June 30, 2025 based on the closing sales price of the common stock on the NASDAQ Capital Market.
There were 14,114,334 shares of the registrant’s common stock outstanding as of March 9, 2026.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement relating to its 2026 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Form 10-K.

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
The specific forward-looking statements in this Form 10-K include the following:
•our mission to improve quality of life through routine and affordable chiropractic care and to offer quality, affordable and convenient care to our patients;
•that we seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry;
•that we will continue the franchise-focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad;
•that we strive to accomplish our mission by making quality care readily available and affordable in a retail setting;
•that our future growth strategy will focus on accelerating the development of our franchise base through the sale of additional franchises and through the continued support of our regional developer network;
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
•our goal not only to capture a significant share of the existing market, but also to expand the market for chiropractic care;
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
•our plan to lengthen the time patients stay engaged with The Joint Corp. and to reactivate lapsed patients by leveraging new content, automated messaging, and enticing promotions;
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
•our belief that our operations comply with legally required standards for privacy and security of personal information to the extent applicable under federal or state law and that we strive to comply with additional standards that we identify as “best practices”;
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
•that we strive to make The Joint the career path of choice for chiropractors, with opportunities for our chiropractors to grow and develop in their careers, supported by competitive compensation and benefits, and with our simple business model that allows our chiropractors to focus on patient care;
•our plan to continue to expand and strengthen our relationship with chiropractic colleges to increase engagement with students and to increase the applicant flow of qualified candidates;
•our plan to continue to utilize engagement surveys to understand the perception of our brand as an employer and the effectiveness of our employee and compensation programs and to learn where we can improve across our company;
•our commitment to providing market competitive compensation and benefits;
•our intention that our compensation practices are merit-based, focused on roles, responsibilities, experience and performance with no consideration given to gender, age, ethnicity or other similar factors;
•our plan to re-engage the KnowBe4 system in 2026 with a heightened focus on phishing awareness;
•our expectation that we will not pay cash dividends on our common stock in the foreseeable future;
•our current strategy to grow through the continued sale and development of additional franchises;

•our plan to refranchise or sell the full portfolio of our company-owned or managed clinics, which refined strategy will leverage our greatest strength — our capacity to build a franchise — to drive long-term growth for both our franchisees and The Joint as a public company;
•our goal to generate significant proceeds that will provide us with value creating capital allocation opportunities, which opportunities could include reinvestment in the brand and related marketing, continued investment in our IT platforms, the repurchase of regional developer territories, certain merger or acquisition opportunities and/or a stock repurchase program;
•our expectation that 2026 will continue to be a volatile macroeconomic environment;

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
•our expectation for 2026 that we will use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described herein, could rapidly and materially deteriorate or otherwise change; and
•our belief that our long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets.
Factors that could contribute to these differences include, but are not limited to, our inability to identify and recruit enough qualified chiropractors and other personnel to staff our clinics, due in part to the nationwide labor shortage and an increase in operating expenses due to measures we may need to take to address such shortage; inflation, leading to increased labor costs and interest rates, as well as changes to import tariffs, may lead to reduced discretionary spending, all of which may negatively impact our business; our failure to profitably operate company-owned or managed clinics; our failure to refranchise as planned; short-selling strategies and negative opinions posted on the internet, which could drive down the market price of our common stock and result in class action lawsuits; our failure to remediate future material weaknesses in our internal control over financial reporting, which could negatively impact our ability to accurately report our financial results, prevent fraud, or maintain investor confidence; and other factors described in our filings with the SEC, including in the section entitled “Risk Factors” in this Form 10-K and subsequent filings with the SEC.
Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this Form 10-K should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.
Terminology
As used in this Form 10-K:
•“we,” “us,” “our” and “our company” refer to The Joint Corp., its variable interest entities (“VIEs”) and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, collectively (“The Joint”);
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
Overview
We are a growing franchisor and operator of chiropractic clinics that uses a private pay, non-insurance, cash-based model. We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry. We delivered over 14.4 million patient visits in 2025, down from 14.7 million patient visits in 2024, generating over $532.4 million and $530.3 million of system-wide sales, respectively, across our highly franchised network. We will continue the franchise-focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad. We strive to accomplish our mission by making quality care readily available and affordable in a retail setting. We have created a growing network of modern, consumer-friendly chiropractic clinics operated or managed by franchisees and by us that employ licensed chiropractors. Our model enables us to price our services below most competitors’ pricing for similar services and below most insurance co-payment levels (i.e., below the patient co-payment required for an insurance-covered service).
Since acquiring the predecessor to our company in March 2010, we have grown our enterprise from eight to 960 clinics in operation as of December 31, 2025, with an additional 82 franchise licenses sold but not yet developed across our network, and 57 letters of intent for 57 future clinic licenses. As of December 31, 2025, our franchisees owned or managed 885 clinics, and we owned or managed 75 clinics. Our future growth strategy will focus on accelerating the development of our franchise base through the sale of additional franchises and through the continued support of our regional developer network. We collect a royalty of 7.0% of gross sales from franchised clinics. We remit a 3.0% royalty to our regional developers on the gross sales of franchises opened within certain regional developer protected territories. We also collect a national marketing fee of 2.0% of gross sales of all franchised clinics. We receive an initial franchise fee of $39,900 for each franchise we sell directly and offer a veterans discount, as well as a $10,000 per license discount for franchisees who purchase multiple location franchises. For each franchise sold through our network of regional developers, the regional developer typically receives up to 50% of the respective franchise fee.
On November 14, 2014, we completed our initial public offering (the “IPO”) of 3,000,000 shares of common stock at an initial price to the public of $6.50 per share. Our underwriters exercised their option to purchase 450,000 additional shares of common stock to cover over-allotments on November 18, 2014. After giving effect to the over-allotment exercise, the total number of shares offered and sold in our IPO was 3,450,000 and we received aggregate net proceeds of $19.8 million.
On November 25, 2015, we closed our follow-on public offering of 2,272,727 shares of common stock at a price to the public of $5.50 per share. Our underwriters exercised their option to purchase 340,909 additional shares of common stock to cover over-allotments on December 30, 2015. After giving effect to the over-allotment exercise, the total number of shares offered and sold in our follow-on public offering was 2,613,636 shares and we received aggregate net proceeds of $13.3 million.
We deliver convenient, appointment-free chiropractic adjustments in an inviting, open bay environment at prices that are approximately 51% lower than the average industry cost for comparable procedures offered by traditional chiropractors, according to 2025 industry data from Chiropractic Economics. In support of our mission to offer quality, affordable and convenient care to our patients, our clinics offer a variety of customizable membership and wellness treatment plans and packages, which provide additional value pricing as compared with our single-visit pricing schedules. These flexible plans are designed to attract patients and encourage repeat visits and routine usage as part of an overall health and wellness program.
We intend to transition to a pure-play franchisor business from our historical operations of both franchisor and operator of chiropractic clinics. We are focused on growing our franchise business through the strategic divestitures of all of our company-owned or managed clinics. During the year ended December 31, 2024, we completed five clinic divestitures. During the year ended December 31, 2025, we completed 41 clinic divestitures and entered into an Asset Purchase Agreement for the sale of 22 additional clinics, which represents a major milestone of our strategic shift to a pure-play franchisor business and our financial statements now reflect our previous company-owned or managed clinic segment as discontinued operations.

As of December 31, 2025, we had 960 franchised or company-owned or managed clinics in operation in 43 states. The map below shows the states in which we or our franchisees manage or operate clinics and the number of clinics open in each state as of December 31, 2025.

WA 20
MT 1
ND
MN 11
OR 9
ID 10
WY
SD
WI 13
MI 8
ME
VT
NH 3
NY 5
MA 5
RI
CT 3
NJ 3
DE 1
MD 10
PA 4
IA 5
NE 2
NV 16
UT 24
CO 34
CA 82 | 52
KS 8
MO 22
IL 18
IN 14
OH 20
WV 1
VA 19 | 7
KY 8
NC 28 | 12
TN 33
OK 13
AZ 50
NM 7
AR 10
SC 23 | 2
GA 53 | 2
AL 16
MS 4
TX 173
LA 7
FL 87
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
Our patients arrive at our clinics without appointments at times convenient to their schedules. Once a patient has joined our system and is returning for treatment, they simply swipe their membership card at a card reader at the reception desk or check in using the official mobile app to announce their arrival. The patient is then escorted to our open adjustment area, where they are required to remove only their outerwear to receive their adjustment. Each patient’s records are digitally updated for retrieval in our proprietary data storage system by our chiropractors in compliance with all applicable medical records security and privacy regulations. The adjustment process, administered by a licensed chiropractor, takes approximately 15 to 20 minutes on average for a new patient and five to seven minutes on average for a returning patient.
Our consumer-focused service model targets the non-acute treatment market, which is part of the $21.9 billion chiropractic services market, according to an IBIS market research report in October 2025. As our model does not focus on the treatment of severe or acute injury, we do not provide expensive and invasive diagnostic tools such as MRIs and X-rays. Instead, we refer those with severe or acute symptoms to alternate healthcare providers, including traditional chiropractors.

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
Chiropractic care is increasingly recognized as an effective treatment for pain and potentially for a variety of other conditions. The American College of Physicians (the “ACP”) now recommends non-drug therapy such as spinal manipulation as a first line of treatment for patients with chronic low-back pain. The ACP states that treatments such as spinal manipulation are shown to improve symptoms with little risk of harm. The National Center for Complementary and Integrative Health of the National Institutes of Health has stated that spinal manipulation appears to benefit some people with low-back pain and also may be helpful for headaches, neck pain, upper- and lower-extremity joint conditions and whiplash-associated disorders. The Mayo Clinic has recognized chiropractic as safe when performed by trained and licensed chiropractors, calling out research that shows spinal manipulation works to treat certain types of lower back and neck pain. The Cleveland Clinic has stated that chiropractors are established members of the mainstream medical team with chiropractic adjustments being an effective treatment option for all ages and the most common alternative treatment option in the United States.
The chiropractic industry in the United States is large and highly fragmented. An article appearing in the Journal of the American Medical Association entitled “US Healthcare Spending by Payer and Health Condition, 1996-2016” estimates that $134 billion was spent in 2016 on back pain in the United States. According to a report issued by IBIS World Chiropractors Market Research in October 2025, expenditures for chiropractic services in the U.S. are approximately $21.9 billion annually. The United States Bureau of Labor Statistics expects employment of chiropractors to grow 10% from 2023 to 2033, much faster than the average for all occupations. Some of the factors that the Bureau of Labor Statistics identified as driving this growth are rising interest in integrative or complementary healthcare, which has led to more acceptance of chiropractic treatment of the back, neck, limbs, and involved joints; an aging population (specifically the continued aging of the large baby boomer generation) requiring more health care and technological advances; and the need to replace workers who exit the labor force through retirement. We believe that the demand for our chiropractic services will continue to grow as a result of several additional drivers, such as the growing recognition of the benefits of regular maintenance therapy coupled with an increasing awareness of the convenience of our service and of our pricing at a significant discount to the cost of traditional chiropractic adjustments and, in most cases, at or below the level of insurance co-payment amounts.
Today, most chiropractic services are provided by sole practitioners, generally in medical office settings. The chiropractic industry differs from the broader healthcare services industry in that it is more heavily consumer-driven, market-responsive and price sensitive, in large measure a result of many treatment options falling outside the bounds of traditional insurance reimbursable services and fee schedules. According to the October 2025 IBIS market research report, no single company accounts for more than 5% of the total industry market share. We believe these characteristics are evidence of an underserved market with potential consumer demand that is favorable for an efficient, low-cost, consumer-oriented provider.
Most chiropractic practices are set up to accept and to process insurance-based reimbursement. While chiropractors typically accept cash payment in addition to insurance, Medicare and Medicaid, they continue to incur overhead expenses associated with maintaining the capability to process third-party reimbursement. We believe that most chiropractors who use this third-party reimbursement model would find it economically difficult to discount the prices they charge for their services to levels comparable to our pricing.
Accordingly, we believe these and certain other trends favor our business model. Among these are:
•People, most notably Millennials – the largest portion of our patient base – have increasingly active lifestyles and are expected to live longer, requiring more medical, maintenance and preventative support;
•As people age, there is increasing focus on longevity and health, with emphasis on mobility cognition, independence and quality of life;
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
We attracted an average of 827 new patients per clinic (for all clinics open for the full 12 months of 2025) during the year ended December 31, 2025, as compared to the most recent chiropractic industry average of 364 new patients per year for traditional insurance-based non-multidisciplinary or integrated practices, according to a 2025 Chiropractic Economics survey (published in June 2025).
Quality, empathetic service. Across our system we have a community of more than 2,500 fully licensed chiropractic doctors, who performed approximately 14.4 million adjustments in 2025 alone. Our doctors provide personal and intuitive patient care focused on pain relief and ongoing wellness to promote healthy, active lifestyles. We provide our doctors with one-on-one training, as well as ongoing coaching and mentoring. Our doctors continually refine their skills, as our clinics see an average of 291 patient visits per week (for clinics open for the full 12 months of 2025), as compared to the most recent chiropractic industry average of 138 patients per week for non-multidisciplinary or integrated practices, according to the same 2025 Chiropractic Economics survey referred to above. Our service offerings encourage consumer trial, repeat visits and sustainable patient relationships.
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
Accessibility. We believe that our strongest competitive advantages are our convenience and affordability. By focusing on non-acute care in an open-bay environment and by not participating in insurance or Medicare reimbursement, we are able to offer a much less expensive alternative to traditional chiropractic services. We can do this because our clinics do not have the expenses of performing certain diagnostic procedures and processing reimbursement claims. Our model allows us to pass these savings on to our patients. According to Chiropractic Economics, published in September 2024, the average fee for a chiropractic treatment involving spinal manipulation in a cash-based practice in the United States is approximately $76. By comparison, our average fee as of December 31, 2025 was approximately $37, approximately 51% lower than the industry average price.
We believe our pricing and service offering structure helps us to generate higher usage. The following table sets forth our average price per adjustment as of December 31, 2025 for patients who pay by single adjustment plans, multiple adjustment packages and multiple adjustment membership plans. Our price per adjustment as of December 31, 2025 averaged approximately $37 across all three groups.

	The Joint Service Offering
	Single Visit	Package(s)	Membership(s)
Price per adjustment	$55	$21—$37	$17—$25

Proven track record of opening clinics and growing revenue at the clinic level. We have grown our clinic revenue base consistently. From January 2012 through December 31, 2025, we have increased the annual system-wide sales from $22.3 million to $532.4 million (which is a non-GAAP financial measure for the year ended December 31, 2025). During this period, we increased the number of clinics in operation from 33 to 960. Please see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Key Performance Measures for a description of system-wide sales as a non-GAAP financial measure.

We continue to be encouraged by the ability of individual clinics to generate growth. While there is significant variation in results in our system, and the results of our top-performing clinics are not representative of our system overall, we believe it is worth noting that in January 2012, the highest-performing clinic in our system was a franchised clinic that had monthly sales of approximately $45 thousand and in December 2025, the highest performing clinic in our system was a franchised clinic that had monthly sales of approximately $165 thousand.
Market leading position with significant nationwide scale. We are the largest chiropractic franchisor in the United States with over 960 clinics operating across the United States. Our chiropractic brand is approximately six times larger than the next largest chiropractic chain, as of December 2025. As the leader in this vertical, and as one of few players of scale, we believe that we occupy an advantageous position in an otherwise highly fragmented market. In conjunction with our scale, we have been able to achieve broad geographic diversification across the United States with clinics in 43 states as of December 2025. Our geographic reach represents a competitive advantage, as we have demonstrated success across various markets, and we are able to remain competitive nationally when extraordinary events heavily impact specific markets.
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
Scott J. Bowman has served as our Chief Financial Officer since June 2025. Mr. Bowman is a seasoned executive and three-time public company Chief Financial Officer with more than 30 years of experience across retail, restaurant, consumer goods, and manufacturing industries. He served as Chief Financial Officer at Leslie’s Inc., a $1.5 billion publicly traded pool supply retailer from 2023 to 2025; at True Food Kitchen, a $270 million privately held restaurant company rooted in nutritional science, from 2021 to 2023; at Dave & Buster’s, a $1.4 billion publicly traded dining and entertainment company, from 2019 to 2021; and at Hibbett Sports, a $1 billion publicly traded athletic specialty retailer that was subsequently acquired by JD Sports, from 2012 to 2019. Prior to that for over two decades, he worked in a series of roles with increasing responsibilities in the finance and accounting departments at The Home Depot, divisions of Newell Rubbermaid, and The Sherwin-Williams Company.
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
Debbie Gonzalez has served as our Chief Marketing Officer since October 2025. Ms. Gonzalez is an experienced Chief Marketing Officer and board director known for building brands, modernizing go-to-market engines, and elevating customer experience with data, analytics, and artificial intelligence. Most recently, she was the Chief Marketing Officer/Senior Vice President of Global Marketing and Communications at Concentrix, a Fortune 500 company, where she led a global team across corporate and employer branding, performance marketing, digital, public relations/communications, and creative. Previously, she was the Chief Brand/Marketing Officer at Massage Envy Franchising, where she repositioned the business to a Total Body Care wellness platform, centralized performance marketing and digital, lifted brand awareness, and improved reputation ratings. Ms. Gonzalez also operated her own consultancy for multi-site consumer services, restaurant, and franchise brands. Early in her career, she held product leadership roles at PetSmart, Herman Miller and Gerber. She currently serves on the board of El Pollo Loco, chairing the Compensation and sitting on the Nominating and Governance Committees.
Beth Gross has served as our Senior Vice President, Human Resources since September 2024 and has over two decades of experience in human resources. Most recently, Ms. Gross held the role of Vice President of Human Resources at Spear Education, a private equity-owned dental education organization based in Scottsdale, Arizona. She owned all aspects of organizational development and evolution, including talent acquisition strategy and execution, and established and led the employer branding strategy. Under her guidance, Spear Education was a five-time "Top Companies to Work For in AZ" selection.

Craig Sherwood has served as our Senior Vice President, Development since March 2025. Mr. Sherwood brings over 25 years of executive leadership experience in global franchise development in both the fitness and QSR industries. Most recently, he served as the Chief Development Officer at Lumin Fitness, an AI-powered fitness start-up. Mr. Sherwood also served as the Chief Development Officer at Gold’s Gym International, where he revitalized global franchising and drove record breaking expansion. His career also includes leadership roles at Wingstop, Little Caesars, Sonic Corp., and Yum! Brands.
Andra Terrell has served as our Senior Vice President, Legal since May 2025. Ms. Terrell most recently served as Senior Assistant General Counsel at Franchise World Headquarters (Subway), where she closed the sale of Subway to Roark Capital, the largest whole business securitization on record and a significant refinancing. Prior to that, she served as the SVP, General Counsel and Corporate Secretary at Regis Corporation, and as the VP, Deputy General Counsel and Assistant Secretary at Cajun Operating Company. She also held legal roles at Luxottica Retail North America, GNC Franchising and Decorating Den Systems.
Ron Stilwell has served as our Senior Vice President, Operations and Patient Experience since January 2026. Mr. Stilwell most recently served as President and Chief Development Officer of FullSpeed Automotive, a prominent automotive aftermarket conglomerate that operates and franchises quick oil change and service centers where he was responsible for the operational excellence and strategic growth initiatives for flagship brands such as Grease Monkey, SpeeDee Oil Change, and Kwik Kar Automotive. From 2018 to 2021, Mr. Stilwell was Vice President and Chief Development Officer of Marco’s Pizza, which he helped position as a top franchise brand known for industry-leading growth and operational excellence. From 2007 through 2009, Mr. Stilwell served as SVP and Brand President for Kahala Brands, a diverse portfolio of nationally and internationally acclaimed quick-service restaurant franchise brands.
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
Our Growth Strategy
Our goal is not only to capture a significant share of the existing market but also to expand the market for chiropractic care. We are accomplishing this through the geographic expansion of our affordable franchising program and the continued support of our regional developer network. Accordingly, our long-term growth tactics include:
•the continued growth of system sales through the increased attraction and retention of patients;
•the increase in royalty income through the acceleration of the opening of clinics already in development, the sale of additional franchises and the refranchising of our remaining company-owned or managed clinics; and
•improving operational margins and expanding additional revenue streams within our clinics.
Continued Growth of System Sales
System-wide same-store sales (“Comp Sales”) for 2025 increased by $2.1 million but were flat on a percentage basis, reflecting the continued resilience of our business model. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. We believe that the experience we have gained in developing and refining management systems, operating standards, training materials and marketing and customer acquisition activities has contributed to our system’s revenue growth. In addition, we believe that increasing awareness of our brand has contributed to revenue growth, particularly in markets where the number and density of our clinics has made cooperative and mass media advertising attractive. We believe that our ability to leverage aggregated and general media digital advertising and search tools will continue to grow as the number and density of our clinics increases.

To elevate our brand equity and drive awareness, we will strive to increase our active patient count by improving the intake process, by expanding the roll out of setting up appointments for the initial visits only, and by optimizing local clinic marketing. We plan to lengthen the time patients stay engaged with The Joint and to reactivate lapsed patients by leveraging new content, automated messaging, and enticing promotions. Additionally, we intend to employ new media campaigns and tactics to increase our new patient leads.

Executing Strategic Divestitures
In 2024, we made the strategic decision to transition to a pure-play franchisor business from our historical operations of both franchisor and operator of chiropractic clinics. During the year ended December 31, 2024, we completed five clinic divestitures. During the year ended December 31, 2025, we completed 41 clinic divestitures and entered into an Asset Purchase Agreement for the sale of 22 additional clinics, which represents a major milestone of our strategic shift to a pure-play franchisor business.
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
Opening Clinics in Development
In addition to our 960 operating clinics as of December 31, 2025, we have granted franchises, either directly or with our regional developers’ support, for an additional 82 clinics that we believe will be developed in the future and executed letters of intent for 57 future clinic licenses. We will continue to support our franchisees and regional developers to open these clinics and to achieve sustainable performance as rapidly as possible.
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
The Kansas Healing Arts Board, in response to a third-party complaint about one of our franchisees, sent a letter to the franchisee in February 2015 questioning whether the franchise business model might violate Kansas law regarding the unauthorized practice of chiropractic care. At the time, we and the franchisee had several communications with the Kansas Healing Arts Board with respect to modifying the management agreement to address its concerns. While we have had no further communications with the Kansas Healing Arts Board since that time, we have also received no assurance that changes to the agreement satisfied all of its concerns, and thus we cannot assure you that similar claims will not be made in the future, either against us or our affiliated PCs.

While the effect of the Arkansas bill if passed, the Oregon rules changes, and the proceedings in Washington, North Carolina, California, New York and Kansas may be that our business practices in those states are under stricter scrutiny than elsewhere, we believe we are in substantial compliance with all applicable laws relating to the corporate practice of chiropractic.

Please see the risk factor in Item 1A for additional discussion of the “Risks Related to State Regulation of the Corporate Practice of Chiropractic” as they relate to our business model.

Regulation Relating to Franchising
We are subject to the rules and regulations of the FTC and various state laws regulating the offer and sale of franchises. The FTC and various state laws require that we furnish an FDD containing certain information to prospective franchisees, and a number of states require registration of the FDD at least annually with state authorities. Included in the information required to be disclosed in our FDD is our business experience, material litigation, all fees due to us from franchisees, a franchisee’s estimated initial investment, restrictions on sources of products and services we impose on franchisees, development and operating obligations of franchisees, whether we provide financing to franchisees, our training and support obligations and other terms and conditions of our franchise agreement. We are operating under exemptions from registration in several states based on our qualifications for exemption as set forth in those states’ laws. As of December 31, 2025, we were registered to sell franchises in every state (where registrations are required) except for Wyoming, North and South Dakota and could sell franchises in 47 of all 50 states.
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

Other Federal, State and Local Regulation

We are subject to varied federal regulations affecting the operation of our business. We are subject to the U.S. Fair Labor Standards Act (the “FLSA”), the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act, Title VII of the Civil Rights Act of 1964, the Americans with Disabilities Act of 1990 and various other federal and state laws governing such matters as minimum wage requirements, overtime, fringe benefits, workplace safety and other working conditions and citizenship requirements. A significant number of our clinic service personnel are paid at rates related to the applicable minimum wage, and increases in the minimum wage are likely to increase our labor costs. As of January 1, 2026, the minimum wage increased in a number of states, the District of Columbia and local municipalities, with many of these wage increases triggered automatically by increases in the cost of living due to high inflation. Many of our smaller franchisees qualify for exemption from the requirement to either provide health insurance benefits or pay a penalty to the IRS if not provided because of their small number of employees. The imposition of any requirement that we or our franchisees provide health insurance benefits to our or their employees that are more extensive than the health insurance benefits that we currently provide to our employees or that franchisees may or may not provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

Joint Employer Rules
Significance of Joint Employer Rules for our Business Model. The replacement or withdrawal of the National Labor Relations Act (the “NLRA”) and FLSA rules or new standards under federal and state discrimination statue (such as Title VII), which include or reinstate expansive definitions of “joint employer,” have implications for our business model. If we are considered a joint employer, we could have responsibility for damages, reinstatement, back pay and penalties in connection with labor law and employment discrimination violations by our franchisees. Furthermore, it may be easier for our franchisees’ employees to organize into unions, require us to participate in collective bargaining with those employees, provide those employees and their union representatives with bargaining power to request that we have our franchisees raise wages, and make it more expensive and less profitable to operate a franchised clinic.

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
Competition
The chiropractic industry is highly fragmented. According to the October 2025 IBIS market research report, no single company accounts for more than 5% of the total industry market share. Our competitors include approximately 38,500 independent chiropractic offices currently open throughout the United States, according to a 2025 Kentley Insights market research report, as well as certain multi-unit operators. We may also face competition from traditional medical practices, outpatient clinics, physical therapists, med-spas, massage therapists and sellers of devices intended for home use to address back and joint discomfort. Our four largest multi-unit competitors are Airrosti, HealthSource Chiropractic, 100% Chiropractic and ChiroOne all of which are insurance-based models.
We have identified six competitors who are attempting to duplicate our cash-only, low-cost, appointment-free model. Based on publicly available information, five of these competitors each operate fewer than 16 clinics as franchises, and the largest competitor operated 24 clinics as franchises as of December 31, 2025. We anticipate that other direct competitors will join our industry as our visibility, reputation and perceived advantages become more widely known. We believe our first mover advantage, proprietary operations systems and strong unit level economics will continue to accelerate our growth even with the spawning of additional competition.
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
Workforce
As of December 31, 2025, we and our consolidated VIEs employed approximately 202 persons on a full-time basis and approximately 128 persons on a part-time basis. None of our employees are members of unions or participate in other collective bargaining arrangements.
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
In order to continue our growth through clinic development and, in light of the recent shortage of qualified chiropractors, it is crucial that we continue to attract and retain qualified chiropractors. We strive to make The Joint the career path of choice for chiropractors, with opportunities for our chiropractors to grow and develop in their careers, supported by competitive compensation and benefits, and with our simple business model that allows our chiropractors to focus on patient care. Our competitive employment program for chiropractors includes (i) full time and flexible hours, with full benefits and paid time off, (ii) part time and flexible hours with some benefits, (iii) company-paid malpractice insurance, (iv) tuition reimbursement, sign-on and referral bonuses in certain circumstances, and (v) a competitive starting base salary. We continue to fine-tune and re-strategize our search for chiropractors. In addition, we continue to expand and strengthen our relationship with chiropractic colleges to increase engagement with students and to increase the applicant flow of qualified candidates.
In order to ensure that we are meeting our human capital objectives, we will continue to utilize engagement surveys to understand the perception of our brand as an employer and the effectiveness of our employee and compensation programs and to learn where we can improve across our company.
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
Compensation, Benefits, and Equity

We are committed to providing market competitive compensation and benefits. To ensure we remain competitive, we conduct periodic benchmarking to analyze our compensation data and take steps to ensure gender and other demographic equality is addressed. Our compensation practices are intended to be merit-based, focused on roles, responsibilities, experience and performance, with no consideration given to gender, age, ethnicity or other similar factors. We use a combination of fixed and incentive pay, including base salary, bonuses, and stock-based compensation. The principal purposes of our equity incentive plans are to attract, retain and motivate selected leaders through the granting of stock-based compensation awards. Our benefit offerings include comprehensive medical coverage, paid time off, a retirement savings plan and free family wellness membership at our clinics.
Code of Conduct & Ethics
In 2024, we updated our Code of Conduct to reinforce our commitment to adhering to moral and ethical principles. We hold ourselves to the highest standards of acting with integrity as outlined in our core values statements.
Facilities
We lease the property for our corporate headquarters and all of the properties for our company-owned or managed clinics. As of December 31, 2025, we leased 80 facilities in which we currently operate or manage, with our corporate headquarters being the only leased property that will remain after the completion of our refranchising strategy. We are obligated under three additional leases for facilities in which we have ceased clinic operations.
Our corporate headquarters are located at 16767 N. Perimeter Center Drive, Suite 110, Scottsdale, Arizona 85260. The term of our lease for this location expires on May 31, 2031. The primary functions performed at our corporate headquarters are finance and accounting, treasury, marketing, operations, human resources, information systems support and legal.
We are also obligated under non-cancellable leases for the clinics which we own or manage. Our clinics are on average 1,200 square feet. Our clinic leases generally have an initial term of five years, include one to two options to renew the term for five years each, and require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs.
As of December 31, 2025, we had 960 franchised or company-owned or managed clinics in operation in 43 states. All of our locations are leased.
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
The primary inflationary factor affecting our operations is labor costs. Beginning in the fourth quarter of 2021 and through 2025, company-owned or managed clinics were negatively impacted by wage increases, which increased our general and administrative expenses and decreased profitability. A significant number of our clinic service personnel are paid at rates related to the applicable minimum wage, and increases in the minimum wage could increase our labor costs. As of January 1, 2024, the minimum wage increased in a number of states, the District of Columbia and local municipalities, with many of these wage increases triggered automatically by increases in the cost of living due to high inflation. Such wage increases likely will further increase our general and administrative expenses in the affected jurisdictions. A continued increase in labor costs is likely to continue to have an adverse impact on profitability and may result in additional price increases to offset their impact. Further, should we fail to continue to increase our wages competitively in response to any continued increase in wage rates, the quality of our workforce could decline, causing our patient services to suffer.
In addition to relief and recovery, our services emphasize preventive and maintenance care, which is generally not a medical necessity, and may be viewed as a discretionary medical expenditure. Discretionary spending is negatively impacted by, among other things, those factors disclosed in this Form 10-K under the caption “Significant Events and/or Recent Developments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations -- unfavorable global economic or political conditions, such as labor shortages, inflation and other cost increases, and elevated interest rates. As further disclosed under the aforementioned caption, we anticipate that fiscal 2026 will continue to be a volatile macroeconomic environment and expect elevated levels of cost inflation to persist for 2026. Reductions in discretionary spending may adversely impact our business, financial condition, or results of operations. Elevated interest rates will also continue to make it more expensive for potential franchisees to finance new clinic acquisitions and thus may reduce the pool of available franchisees, which also could adversely impact our business.
In the event that a continued deterioration of economic conditions causes a significant decrease in demand for our services, this could negatively impact our ability to meet the financial covenants in our credit facility, although we were in compliance as of December 31, 2025. Furthermore, a deterioration of equity and credit markets may make other debt or equity financing difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, may be more costly or more dilutive. If we are unable to access our credit facility as a result of noncompliance with its covenants or are unable to obtain other debt or equity financing, this could limit our opportunity to acquire more clinics and regional developer rights and to pursue other corporate initiatives.
New clinics, once opened, may not be profitable, and the increases in average clinic sales and comparable clinic sales that our franchisees have experienced in the past may not be indicative of future results.
Our clinics continue to demonstrate increases in comparable clinic sales even as they mature. Our annual Comp Sales for the full year 2025 were flat. As such, we cannot assure you that increases in previous years in comparable clinic sales will continue for our existing clinics or that clinics that are opened in the future will see similar results. In new markets, the length of time before average sales for new clinics stabilize is less predictable and can be longer than we expect because of our limited knowledge of these markets and consumers’ limited awareness of our brand. New clinics may not be profitable, and their sales performance may not follow historical patterns. In addition, our average clinic sales and comparable clinic sales for existing clinics may deteriorate from the rates achieved over the past several years. Our franchisee's ability to operate new clinics profitably and increase average clinic sales and comparable clinic sales depends on many factors, some of which are beyond our control, including: (i) consumer awareness and understanding of our brand and changes in consumer preferences and discretionary spending; (ii) general economic conditions, which can affect clinic traffic, local rent and labor costs and prices we pay for the supplies we use; (iii) competition, either from our competitors in the chiropractic industry or our own and our franchisees’ clinics; (iv) the identification and availability of attractive sites for new facilities and the anticipated commercial, residential and infrastructure development near our new facilities; (v) changes in government regulation; (vi) in certain regions, decreases in demand for our services due to inclement weather; and (vii) other unanticipated increases in costs, any of which could give rise to delays or cost overruns.
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
Clinics our franchisees open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy, marketing or operating costs than clinics opened in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer preferences and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. If we do not successfully execute our plans to enter new markets, our business, financial condition and results of operations could be materially adversely affected

Opening new clinics in existing markets may negatively affect revenue at existing clinics.
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
Our services emphasize maintenance therapy, which is generally not a medical necessity, and should be viewed as a discretionary medical expenditure. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. As noted in a previous risk factor, the current period of high inflation, which is expected to persist through at least 2026, is likely to reduce consumer discretionary spending. Traffic in our clinics could decline if consumers choose to reduce the amount they spend on non-critical medical procedures. Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including reducing medical discretionary spending on a permanent basis. In addition, given our geographic concentrations in the West, Southwest, Southeast, and mid-Atlantic regions of the United States, economic conditions in those particular areas of the country could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters could materially adversely affect our business, financial condition and results of operations. All of our clinics depend on visibility and walk-in traffic, and the effects of adverse weather may decrease visits to malls in which our clinics are located and negatively impact our revenues. If clinic sales decrease, our profitability could decline as we spread fixed costs across a lower level of revenues. Reductions in staff levels and potential clinic closures could result from prolonged negative clinic sales, which could materially adversely affect our business, financial condition and results of operations.

RISKS RELATED TO USE OF THE FRANCHISE BUSINESS MODEL
Our dependence on the success of our franchisees exposes us to risks, including the loss of royalty revenue and harm to our brand.
A substantial portion of our revenues comes from royalties generated by our franchised clinics, which royalties are based on the revenues generated by those clinics. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of December 31, 2025, we had franchisees operating or managing 885 clinics. We rely on the performance of our franchisees in successfully opening and operating their clinics and paying royalties and other fees to us on a timely basis. Our franchise system subjects us to a number of risks as described here and in the next four risk factors. These risks include a significant further decline in our franchisees’ revenue, which occurred in 2020 as a result of the COVID-19 pandemic. Furthermore, in 2020, we took additional actions to support our franchisees that experienced challenges during the COVID-19 pandemic, further reducing our royalty revenues and other fees from franchisees. In 2020, for a period of time, we waived minimum royalty requirements, monthly software fees for clinics forced to close temporarily due to the pandemic, and minimum required marketing expenditures. We may need to re-implement, expand or extend these accommodations to franchisees, further reducing our revenues from franchised clinics and reducing the visibility of “The Joint” brand in the marketplace. Any new or re-implemented accommodations and the occurrence of any of the other events described here and in the next four risk factors could impact our ability to collect royalty payments from our franchisees, harm the goodwill associated with our brand, and materially adversely affect our business and results of operations.
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
Our franchise agreements specify a timetable for opening the clinic. Failure by our franchisees to open their clinics within the specified time limit would result in the reduction of royalty payments we would have otherwise received and could result in the termination of the franchise agreement. As of December 31, 2025, we had active licenses and letters of intent for 139 clinics which we believe to be developable within the specified time periods, but we cannot be certain of this.
Our regional developers are independent operators over whom we have limited control.
Our regional developers are independent operators. Accordingly, their actions are outside of our control. We depend upon our regional developers to sell a minimum number of franchises within their territories and to assist the purchasers of those franchises to develop and operate their clinics. The failure by regional developers to sell the specified minimum number of franchises within the time limits set forth in their regional developer license agreements would reduce the franchise fees we would otherwise receive, delay the payment of royalties to us and result in a potential event of default under the regional developer license agreement. Of our total of 15 regional developers as of December 31, 2025, five had not met their minimum franchise sales requirements within the time periods specified in their regional developer agreements.

FINANCIAL RISK FACTORS
Our level of debt could impair our financial condition and ability to operate.

As of December 31, 2025, we had access to draw $20.0 million under the Credit Agreement (defined at Note 6, Debt). Our level of debt could have important consequences to investors, including:
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

Internal controls related to the operation of financial reporting and accounting systems are critical to maintaining adequate internal control over financial reporting. As discussed in Part II, Item 9A of this Form 10-K, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2024 due to a material weakness in internal controls related to the accounting treatment in significant and complex areas. We did not design, implement and maintain effective controls to analyze and account for non-routine, unusual or complex transactions. Specifically, we did not design, implement and maintain controls to timely analyze and account for the impairment associated with certain assets held for sale within discontinued operations and for the application of valuation methodologies impacting impairment charges related to assets held for sale. We have undertaken and implemented remediation measures to address the material weakness, which measures will result in additional resources and other compliance expenses. During the fourth quarter of 2025, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2025.

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
We have experienced periods of net losses in the past, and while we have achieved profitability from 2018 through 2022, and again in 2025, we have experienced net losses in both 2023 and 2024. As we execute on our refranchising strategy, the total amount of revenue will decrease and our ability to decrease our general and administrative expenses accordingly will drive our ability to achieve profitability in the future. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in Management’s Discussion and Analysis. If we are not able to achieve or sustain profitability, our business may be materially adversely affected and the price of our common stock may decline.

Any audit by the IRS with respect to our receipt of an employee retention credit (“ERC”) under The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) could result in additional taxes or costs to our company.

We received an ERC pursuant to the CARES Act in March 2023. Our eligibility to receive the ERC remains subject to audit by the IRS for a period of five years. If the IRS audits us during that time, it may find that we were not eligible to receive some or all of the ERC, in which case we would be required to return some or all of the ERC to the IRS. Additionally, 20% of the ERC was paid to an outside third party as a consulting fee. In the event we are required to return some or all of the ERC, we may not be able to recoup the consulting fee.

RISKS RELATED TO INDUSTRY DYNAMICS AND COMPETITION
Our clinics and chiropractors compete for patients in a highly competitive environment that may make it more difficult to increase patient volumes and revenues.
The business of providing chiropractic services is highly competitive in each of the markets in which our clinics operate. The primary basis of such competition are quality of care, reputation, price of services, marketing and advertising strategy implementation, convenience, traffic flow, visibility of office locations, and hours of operation. Our clinics compete with all other chiropractors in their local market. Many of those chiropractors have established practices and reputations in their markets. Some of these competitors and potential competitors may have financial resources, affiliation models, reputations or management expertise that provide them with competitive advantages over us, which may make it difficult to compete against them. Our four largest multi-unit competitors are Airrosti, which currently operates 154 clinics; HealthSource Chiropractic, which currently operates 143 clinics; ChiroOne, which currently operates 109 clinics; and 100% Chiropractic, which currently operates 61 clinics. All of these competitors are currently operating under an insurance-based model, including two of which also accept private pay. In addition, a number of other chiropractic franchises and chiropractic practices that are attempting to duplicate or follow our business model are currently operating in our markets and in other parts of the country and may enter our existing markets in the future.
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

The laws of every state in which we operate contain restrictions on the practice of chiropractic and control over the provision of chiropractic services. The laws of many states where we operate permit a chiropractor to conduct a chiropractic practice only as an individual, a member of a partnership or an employee of a PC, limited liability company or limited liability partnership. These laws typically prohibit chiropractors from splitting fees with non-chiropractors and prohibit non-chiropractic entities, such as chiropractic management services organizations, from owning or operating chiropractic clinics or engaging in the practice of chiropractic and from employing chiropractors. The specific restrictions against the corporate practice of chiropractic, as well as the interpretation of those restrictions by state regulatory authorities, vary from state to state. However, the restrictions are generally designed to prohibit a non-chiropractic entity from controlling or directing clinical care decision-making, engaging chiropractors to practice chiropractic or sharing professional fees. The form of management agreement that we utilize, and that we recommend to our franchisees that are management service organizations, explicitly prohibits the management service organization from controlling or directing clinical care decisions. However, there can be no assurance that all of our franchisees that are management service organizations will strictly follow the provisions in our recommended form of management agreement. The laws of many states also prohibit chiropractic practitioners from paying any portion of fees received for chiropractic services in consideration for the referral of a patient. Any challenge to our contractual relationships with our affiliated PCs by chiropractors or regulatory authorities could result in a finding that could have a material adverse effect on our operations, such as voiding one or more management services agreements. Moreover, the laws and regulatory environment may change to restrict or limit the enforceability of our management services agreements. We could be prevented from affiliating with chiropractor-owned PCs or providing comprehensive business services to them in one or more states. Please see Part I, Item 1 – Business – Regulatory Environment – State Regulations on Corporate Practice of Chiropractic for a description of certain of these actions by states, including state legislatures, state chiropractic regulatory bodies and a state attorney general, to regulate and restrict the corporate practice of chiropractic.
RISKS RELATED TO OTHER LEGAL AND REGULATORY MATTERS
Uncertainties with federal regulations under the new presidential administration expanding the meaning of “joint employer” and evolving state laws increase our potential liability for employment law violations by our franchisees and the likelihood that we may be required to participate in collective bargaining with our franchisees’ employees.
Please see Part I, Item 1 – Business – Regulatory Environment – Joint Employer Rules for a detailed description of the background and current status of federal and state “joint employer” laws and regulations.
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
Recently, there has been an increased focus on unfair franchise practices. A policy from NASAA rejects the use of required representations or waivers of claims by franchisees in franchise agreements for the purpose of insulating a franchisor from liability in disputes related to alleged fraud or misrepresentations during the offer and sale of a franchise. It is expected that state regulators will follow NASAA’s guidance and limit their use, as California has already done. We risk exposure to unfair trade practice claims by state regulators if we try to use a franchisee’s representations in a manner that offends NASAA’s policy. The use of such offending representations also could increase the likelihood of successful lawsuits against us by our franchisees over claims of fraud or misrepresentation. Bills also have been introduced in Congress from time to time providing for protections of franchisee rights, including certain currently pending bills seeking to establish what are described as fair franchise practices. Compliance with new, complex and changing laws may cause our expenses to increase, and non-compliance with such laws could result in penalties or enforcement actions against us. Please see Part I, Item 1 Business Regulatory Environment – Regulation Relating to Franchising for a description of other federal and state regulation related to franchising.
We conduct business in a heavily regulated industry, and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.
We, our franchisees and the chiropractor-owned PCs to which we and our franchisees provide management services are subject to extensive federal, state and local laws, rules and regulations, including: (i) federal and state laws governing the franchisor-franchisee relationship; (ii) state regulations on the corporate practice of chiropractic; (iii) federal and state laws governing the collection, dissemination, use, security and confidentiality of sensitive personal information; (iv) federal and state laws which contain anti-kickback and fee-splitting provisions and restrictions on referrals; (v) the federal Fair Debt Collection Practices Act and similar state laws that restrict the methods that we and third-party collection companies may use to contact and seek payment from patients regarding past due accounts; and (vi) federal and state labor laws, including wage and hour laws.
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
In addition, many states impose restrictions related to the confidentiality of personal information that apply more broadly than HIPAA. Please see Part I, Item 1 – Business – Regulatory Environment – HIPAA and State Privacy and Breach Notification Rules for a description of some of these state privacy rules. Such information may include certain identifying information and financial information of our patients. These state laws may impose notification requirements in the event of a breach of such personal information. Violations of these laws may result in criminal, civil and administrative sanctions and also may provide individuals with a private right of action with respect to disclosures of personal information. Failure to comply with such data confidentiality, security and breach notification laws may result in substantial monetary penalties or awards of damages.
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
We increasingly use electronic means to interact with our customers and collect, maintain and store individually identifiable information, including, but not limited to, personal financial information and health-related information. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of cyber terrorism, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Please see Part I, Item 1 – Business – Regulatory Environment – HIPAA and State Privacy and Breach Notification Rules for a description of the November 2022 data breach suffered by one of our vendors, which resulted in the release of certain information with respect to our patients and employees. Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal and state levels as well as by certain financial industry groups, such as the Payment Card Industry organization. Federal, state and financial industry groups may also consider from time-to-time new privacy and security requirements that may apply to our businesses. Compliance with evolving privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of individually identifiable information that is housed in one or more of our databases. Noncompliance with privacy laws, financial industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive and/or confidential information, whether by us or by one of our vendors, could have material adverse effects on our business, operations, reputation and financial condition, including decreased revenue;

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
We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. Based on the self-assessment completed as of February 3, 2026, we are currently in compliance with the Payment Card Industry Data Security Standard, or PCI DSS, the payment card industry’s security standard for companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions. There is no guarantee that we will maintain PCI DSS compliance. Our failure to comply fully with PCI DSS in the future could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also could subject us to fines, penalties, damages and civil liability and could result in the suspension or loss of our ability to accept credit and debit card payments. Although we do not store credit card information and we do not have access to our patients’ credit card information, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.
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

On August 12, 2025, we restated our consolidated financial statements as of and for the years ended December 31, 2024 and 2023 and for the quarterly period ended March 31, 2025 (the “2024/2025 Restated Periods”). The determination to restate the financial statements for the 2024/2025 Restated Periods was made by our Audit Committee and our Board of Directors upon management’s recommendation following the identification of an error over the application of asset valuation accounting related to assets held for sale reported in discontinued operations that impacted impairment charges. Our management, after consultation with our independent registered accountants, concluded that our Previously Issued Financial Statements for the 2024/2025 Restated Periods should no longer be relied upon. Our Annual Report on Form 10-K for the years ended December 31, 2024 and 2023 has been amended by Form 10-K/A filed on August 12, 2025 and our Quarterly Report on Form 10-Q for the quarters ended March 2025 and 2024 has been amended by Form 10-Q/A filed on August 12, 2025 to, among other things, reflect the restatement of our financial statements for the 2024/2025 Restated Periods.

On September 26, 2023, we restated our consolidated financial statements as of and for the years ended December 31, 2022 and 2021 and for the quarterly periods within the fiscal years ended December 31, 2022 and 2021 (the “2022 Restated Periods”). The determination to restate the financial statements for the 2022 Restated Periods was made by our Audit Committee and our Board of Directors upon management’s recommendation following the identification of an error related to our method of accounting for the reacquisition of regional developer rights and transfer pricing adjustments for our VIEs. Our management, after consultation with our independent registered accountants, concluded that our Previously Issued Financial Statements for the 2022 Restated Periods should no longer be relied upon. Our Annual Report on Form 10-K for the years ended December 31, 2022 and 2021 has been amended by Form 10-K/A filed on September 26, 2023 to, among other things, reflect the restatement of our financial statements for the 2022 Restated Periods.

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

Short selling occurs when an investor borrows a security and sells it on the open market, with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares. Because it is in the short seller’s best interests for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding an issuer, its business prospects, and similar matters which may create a negative depiction of our company. This information is often widely distributed, including through platforms that mainly serve as hosts seeking advertising revenue. Issuers who have limited trading volumes and are thus susceptible to higher volatility levels than large-cap stocks can be particularly vulnerable to such short seller attacks.
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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2025, we had 14,142,626 outstanding shares of common stock and are authorized to sell up to 20,000,000 shares of common stock. The trading volume of shares of our common stock averaged approximately 76,000 shares per day during the year ended December 31, 2025. Accordingly, sales of even small amounts of shares of our common stock by existing stockholders may drive down the trading price of our common stock.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Our Chief Technology Officer (“CTO”) is responsible for cybersecurity within our company, including information technology risks, controls, strategies and procedures. The Cybersecurity Subcommittee of the Board of Directors oversees cybersecurity for our company and meets with the CTO at least quarterly to discuss the status of cybersecurity efforts as well as any security incidents. Cybersecurity Subcommittee materials are provided to the Audit Committee as well as the full Board of Directors. The members of the Cybersecurity Subcommittee collectively bring at least 40 years of expertise and executive-level experience in information technology and cybersecurity to successfully support the CTO to maintain a strong cybersecurity strategy within our company. The Board of Directors believes that a strong cyber strategy based on industry accepted best practices is vital to protect our business, customers and assets.

Our CTO leverages more than 20 years of technology experience in the healthcare and financial services industries involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and managing within highly regulated global environments. He has managed technology compliance under the regulatory governance of frameworks such as HIPAA, GDPR, FDA, CCPA and TJC Hospital Accreditation. Management has the responsibility to manage risk and bring to the Board of Directors attention the most material near-term and long-term risks to our Company. The CTO leads management’s assessment and management of cybersecurity risk and regularly reviews cybersecurity matters with management. The CTO reports to our Chief Executive Officer.

A dedicated team of technology professionals works throughout the year to monitor all matters of risk relating to cybersecurity. We completed our ISO 27001 Information Security Management certification project culminating in a primary and secondary audit against the standard. We received our ISO 27001 certification after the successful completion of an external audit and remediation steps and will complete a regular external audit in March 2026. Additionally, we operate and are compliant under the following provisions: HIPAA attestation for the HIPAA Security Rule and the Health Information Technology for Economic and Clinical Health Act (HITECH) Breach Notification requirements.

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

We annually assess our cybersecurity programs against third-party requirements, including HIPAA and the Sarbanes-Oxley Act of 2002. We test multiple aspects of cybersecurity regularly, including annual pen testing over our proprietary information systems and our technical recovery and incident response procedures annually.

We maintain a robust privacy compliance program. Employees receive periodic email communications, which train them to detect and report malware, ransomware and other malicious software and social engineering attempts that may compromise our information technology systems. In the second quarter of 2024, we implemented the KnowBe4 security training system and completed our first annual training in August 2024. In 2025, we completed a semi-annual security and privacy training cycle utilizing the SIMBUS360 platform. In 2026, we will re-engage the KnowBe4 system with a heightened focus on phishing awareness.

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
ITEM 2.     PROPERTIES
We lease the property for our corporate headquarters and all of the properties for our company-owned or managed clinics. As of December 31, 2025, we leased 80 facilities in which we operate, with our corporate headquarters being the only leased property that will remain after the completion of our refranchising strategy. We are obligated under three additional leases for facilities in which we have ceased clinic operations.
Our corporate headquarters are located at 16767 N. Perimeter Center Drive, Suite 110, Scottsdale, Arizona 85260. The term of our lease for this location expires on May 31, 2031. The primary functions performed at our corporate headquarters are finance and accounting, treasury, marketing, operations, human resources, information systems support and legal.
We are also obligated under non-cancellable leases for the clinics that we own or manage. Our clinics are on average 1,200 square feet. Our clinic leases generally have an initial term of five years, include one to two options to renew the term for five years each, and require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs.
ITEM 3.     LEGAL PROCEEDINGS
Information regarding our legal proceedings is discussed in Note 10, Commitments and Contingencies in the Notes to the consolidated financial statements, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Capital Market under the symbol “JYNT.”
Holders
As of December 31, 2025, there were approximately 38 holders of record of our common stock and 14,142,626 shares of our common stock outstanding.
Purchases of Equity Securities by the Issuer
On June 3, 2025, our Board of Directors approved a stock repurchase program (the "2025 SRP") to repurchase up to $5.0 million of our common stock, par value $0.001 per share, from time to time until June 3, 2027 or such other date as we have exhausted, or the Board of Directors otherwise terminates, the repurchase authorization. On November 4, 2025, the Board of Directors authorized an additional $12.0 million for a total of $17.0 million authorized for repurchase under the 2025 SRP and extended the repurchase date through November 4, 2027.
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

The following table summarizes our monthly common stock repurchase activity under the 2025 SRP during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased Under the 2025 SRP	Approximate Dollar Value of Shares that May Yet be Purchased Under the 2025 SRP
Repurchases from October 1 - 31, 2025	312,571	$8.64	312,571	$—
Repurchases from November 1 - 30, 2025	628,234	8.38	628,234	6,734,509
Repurchases from December 1 - 31, 2025	126,680	8.36	126,680	5,675,604
Total	1,067,485	$8.45	1,067,485	$5,675,604
Dividends
Since our initial public offering, we have not declared nor paid dividends on our common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future.
ITEM 6.     [Reserved]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2025 and 2024 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information contained elsewhere in this Form 10-K.
Overview
We are a growing franchisor that uses a private pay, non-insurance, cash-based model. We seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry. We delivered over 14.4 million patient visits in 2025, down from 14.7 million patient visits in 2024, generating over $532.4 million and $530.3 million of system-wide sales, respectively, across our highly franchised network. We will continue the franchise-focused expansion of chiropractic clinics in key markets throughout North America and potentially abroad. We saw 797,100 new patients in 2025, and according to our patient survey conducted in 2024, approximately 36% of new patients were visiting a chiropractor for the first time. We are not only increasing our percentage of market share, but are also expanding the chiropractic market.
Key Performance Measures. We receive monthly performance reports from our system and our clinics, which include key performance indicators per clinic, including gross sales, Comp Sales, number of new patients, conversion percentage and member attrition. In addition, we review monthly reporting related to system-wide sales, clinic openings, clinic license sales and various earnings metrics in the aggregate and per clinic. We believe these indicators provide us with useful data with which to measure our performance and to measure our franchisees’ and clinics’ performance. Comp Sales include the sales from both company-owned or managed clinics and franchised clinics that in each case have been open at least 13 full months and exclude any clinics that have closed. System-wide sales are neither required by, nor presented in accordance with, GAAP. System-wide sales are the sum of company-owned or managed clinics and clinics operated by our franchisees. Our GAAP total revenue in our consolidated statements of income is limited to company-owned or managed clinic revenue and franchise revenue from our franchisees. Accordingly, system-wide sales should not be considered in isolation or as a substitute for our results reported under GAAP. Management believes the information is important in understanding the overall brand’s financial performance, because these sales are the basis on which we calculate and record royalty fees and are indicative of the financial health of the franchisee base.
For the year ended December 31, 2025:
•Comp Sales of clinics that have been open for at least 13 full months were flat.
•System-wide sales for all clinics open for any amount of time slightly increased to $532.4 million but remained flat on a percentage basis.
•We saw 797,100 new patients in 2025, compared with 957,000 new patients in 2024.
Key Clinic Development Trends. As of December 31, 2025, we and our franchisees operated or managed 960 clinics, of which 885 were operated or managed by franchisees and 75 were operated as company-owned or managed clinics. Our franchisees opened 29 clinics during 2025. This compares to 57 clinics opened in 2024, all of which were franchised clinics. Of the 75 company-owned or managed clinics at December 31, 2025, 30 were constructed and developed by us, and 45 were acquired from franchisees.

Our current strategy is to grow through the sale and development of additional franchises. After evaluating options for improvement, during 2023 the Board of Directors authorized management to initiate a plan to refranchise or sell the majority of our company-owned or managed clinics. During the third quarter of 2024, we, with the authorization of the Board of Directors, expanded the refranchising plan to include the full portfolio of our company-owned or managed clinics, marketing the clinics in large clusters grouped by geographic territory. This refined strategy will leverage our greatest strength — our capacity to build a franchise — to drive long-term growth for both our franchisees and The Joint as a public company. We have created a robust framework for the refranchising effort, organizing clinics into clusters, and generating comprehensive disclosure packets for marketing efficiency. We had given initial preference to existing franchisees and in the third quarter of 2024 expanded the marketing efforts to larger multi-unit, multi-brand operators and certain private equity firms interested in purchasing and operating large market-based clinic clusters and have received significant interest to date in most markets. In early 2025, we received draft letters of intent for our full portfolio of company-owned or managed clinics.

On June 30, 2025, we closed on the sale of 31 company-owned or managed clinics and associated franchise licenses located in Arizona and New Mexico to an existing franchisee, Joint Ventures, LLC, in exchange for $8.3 million in cash and the regional developer territory rights of the Northwest region. We carried an upfront regional developer fee liability balance associated with the transaction of $42 thousand, representing the unrecognized fee collected upon the execution of the regional developer agreement. We accounted for the acquisition of the regional developer rights as a release of liability and were included as part of the total consideration received to calculate the gain or loss on the sale. Losses on the sale were included with the loss on the sale of assets included in Net loss on disposition or impairment from discontinued operations. As part of the sale, Joint Ventures, LLC agreed to open an additional 10 clinics in the same region. On June 23, 2025, we also closed the sale of five clinics along with future development rights located in Kansas and Missouri to an existing franchisee, 93 Chiro, LLC.
On December 5, 2025, we entered into an Asset Purchase Agreement with Addisco Value, LLC, a North Carolina limited liability company, Triangle Chiropractic Associates P.C., a North Carolina professional corporation, and Bluffton TJ, LLC, a South Carolina limited liability company, collectively as “buyers”, and Alex Klaus, an individual, Todd Wegerski, DC, an individual, Lisa Ezell, an individual, Andrew Michael Evec, an individual, and Susan Ruth Train, an individual, collectively as guarantors, pursuant to which we will sell the assets of, and grant franchise rights to, 22 company-owned or managed clinics located in Virginia, North Carolina and South Carolina for an aggregate purchase price of approximately $1.5 million, subject to certain adjustments. In mid-December 2025, the buyers assumed business operations under Management Service Agreements that will remain in effect until lease reassignments are completed to permit ownership transfer. As of December 31, 2025, the transaction had not officially closed and therefore, the net assets and liabilities of the 22 clinics remain in our consolidated balance sheets.
In March 2026, we signed a letter of intent with a new potential buyer for five corporate-owned or managed clinics located in northern California.
Our goal will be to generate significant proceeds that will provide us with value creating capital allocation opportunities. These opportunities could include, but are not limited to, reinvestment in the brand and related marketing, continued investment in our IT platforms, the repurchase of regional developer territories, certain merger or acquisition opportunities and/or further repurchases of our outstanding common stock.

The number of franchise licenses sold for the year ended December 31, 2025 was 31, compared with 46 and 55 licenses for the years ended December 31, 2024 and 2023, respectively. We ended 2025 with 15 regional developers who were responsible for 26% of the 31 licenses sold during the year. We will continue to leverage the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
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
Significant Events and/or Recent Developments

Recent developments that may impact our business include unfavorable global economic or political conditions, such as uncertainties that come with changes to the presidential administration, labor shortages, and inflation and other cost increases. We anticipate that 2026 will continue to be a volatile macroeconomic environment.

The primary inflationary factor affecting our operations is labor costs. In 2024 and 2025, clinics owned or managed by us or our franchisees were negatively impacted by labor shortages and wage increases, which increased our general and administrative expenses. Further, should we fail to continue to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our patient service to suffer. While we anticipate that these continued headwinds can be partially mitigated by pricing actions, there can be no assurance that we will be able to continue to take such pricing actions. A continued increase in labor costs could have an adverse effect on our operating costs, financial condition and results of operations.

In addition, the expectation that interest rates will continue to remain elevated may adversely affect patients’ financial conditions, resulting in reduced spending on our services. While the impact of these factors continues to remain uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent developments could result in changes to our current expectations.

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

During the year ended December 31, 2025, we repurchased $11.3 million of our common stock at an average price of $8.73 per share, excluding related costs and fees. As of December 31, 2025, we had a remaining $5.7 million authorized for repurchasing shares of our common stock. All shares of common stock that were repurchased are held as treasury stock.
Executive Officer Changes
Effective June 9, 2025, Jake Singleton resigned as our Chief Financial Officer.
Effective June 10, 2025, the Board of Directors appointed Scott J. Bowman as our Chief Financial Officer.
Effective October 10, 2024, Peter D. Holt resigned as our President and Chief Executive Officer and as a member of the Board of Directors.
Effective October 14, 2024, the Board of Directors appointed Sanjiv Razdan as our President and Chief Executive Officer and as a member of the Board of Directors.
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
Critical Accounting Polices and Estimates
The preparation of consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. We have discussed the development and selection of critical accounting policies and estimates with our Audit Committee.
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
Intangible Assets
Intangible assets consist primarily of reacquired franchise rights and customer relationships. We amortize the fair value of reacquired franchise rights over the remaining contractual terms of the reacquired franchise rights at the time of the acquisition, which range from one to ten years. The fair value of customer relationships is amortized over their estimated useful life which ranges from two to four years. Intangible assets are attributable entirely to discontinued operations.
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises treated as a business combination under GAAP. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. As required, we perform an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairments of goodwill were recorded for the years ended December 31, 2025 and 2024. Goodwill is attributable entirely to discontinued operations.
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
Revenue Recognition

We generate revenue through royalties, franchise fees, advertising fund contributions, IT-related income and computer software fees from our franchisees. Additionally, as we execute on our strategy to refranchise and divest from all of our company-owned or managed clinics, revenue generated through our company-owned or managed clinics is included in Income (loss) from discontinued operations before income tax expense.
Revenues from Company-Owned or Managed Clinics. We earn revenue from clinics that we own and operate or manage throughout the United States. In those states where we own and operate the clinic, revenues are recognized when services are performed. We offer a variety of membership and wellness packages which feature discounted pricing as compared with our single-visit pricing. Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed. Any unused visits associated with monthly memberships are recognized on a month-to-month basis. We recognize a contract liability (or a deferred revenue liability) related to the prepaid treatment plans for which we have an ongoing performance obligation. We recognize this contract liability, and recognize revenue, as the patient consumes his or her visits related to the package and we perform the services. If we determine that it is not subject to unclaimed property laws for the portion of the package that we do not expect to be redeemed (referred to as “breakage”), then we recognize breakage revenue in proportion to the pattern of exercised rights by the patient.
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
We regularly assess the tax risk of our tax return filing positions, and we have identified $0.6 million and $0.9 million in uncertain tax positions as of December 31, 2025 and 2024, respectively.
Loss Contingencies
Accounting Standards Codification 450, Contingencies (“ASC 450”), governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. We record an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, if an accrual is not required, we provide additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on us. Legal costs to be incurred in connection with a loss contingency are expensed as such costs are incurred.
Results of Operations
The following discussion and analysis of our financial results encompasses our consolidated results and results of our business segment: Franchise Operations. All financial results and metrics discussed below are on a continuing operations basis.
As discussed further in Note 3, Divestitures, in the Notes to consolidated financial statements, since the fourth quarter of 2024, we have classified our corporate clinic business segment as held for sale. The results of operations of the corporate clinic business segment are reported in Income (loss) from discontinued operations before income tax expense in the consolidated income statements for all periods presented and the related assets and liabilities associated with discontinued operations are classified as discontinued operation assets and liabilities in the consolidated balance sheets for all periods presented. The consolidated statement of cash flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3, Divestitures in the Notes to consolidated financial statements.
Total Revenues
Components of revenues for the year ended December 31, 2025, as compared to the year ended December 31, 2024, were as follows:

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2025	2024
Revenues:
Royalty fees	33,203,885	32,144,796	1,059,089	3.3%
Franchise fees	3,371,504	2,997,850	373,654	12.5%
Advertising fund revenue	10,451,281	9,180,281	1,271,000	13.8%
Software fees	6,037,385	5,687,326	350,059	6.2%
Other revenues	1,831,537	2,153,177	(321,640)	(14.9)%
Total revenues	$54,895,592	$52,163,430	$2,732,162	5.2%
Total revenues increased by $2.7 million, primarily due to the continued expansion and revenue growth of our franchise base, and included:
•Royalty fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during 2025, along with continued sales growth in existing franchised clinics. As of December 31, 2025 and 2024, there were 885 and 842 franchised clinics in operation, respectively.
•Franchise fees increased due to the continued increase in active franchise licenses and the impact of accelerated revenue recognition resulting from terminated franchise license agreements, with 34 and 24 franchise license agreements terminated during the years ended December 31, 2025 and 2024, respectively.

•Software fees increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement as described above.
Cost of Revenues

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2025	2024
Cost of Revenues	$11,225,474	$11,516,848	$(291,374)	(2.5)%
For the year ended December 31, 2025, as compared with the year ended December 31, 2024, the total cost of revenues decreased due to a reduction in regional developer royalties and sales commissions. We ended 2025 with 15 regional developers, as compared to 16 regional developers in 2024.
Selling and Marketing Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2025	2024
Selling and Marketing Expenses	$13,299,399	$10,973,610	$2,325,789	21.2%
Selling and marketing expenses increased $2.3 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, driven by an increase in expenses associated with our digital marketing transformation efforts and the impact of a larger franchise base.
Depreciation and Amortization Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2025	2024
Depreciation and Amortization Expenses	$1,644,161	$1,371,389	$272,772	19.9%
Depreciation and amortization expenses increased $0.3 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to depreciation expenses related to internal use software enhancements and developments, including the launch of our official mobile app.
General and Administrative Expenses

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2025	2024
General and Administrative Expenses	$29,632,036	$30,124,589	$(492,553)	(1.6)%
General and administrative expenses decreased during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a decrease in professional fees, partially offset by an increase in payroll and related expenses. As a percentage of revenue, general and administrative expenses were 54% and 58% during the year ended December 31, 2025 and 2024, respectively.
Included in general and administrative expenses from continuing operations above are expenses of $1.2 million and $1.0 million related to workers’ compensation insurance for the years ended December 31, 2025 and 2024, respectively, of which we believe that approximately $1.1 million and $0.9 million, respectively, relate to expenses that will not be incurred upon the completion of our refranchising strategy.
Net Loss on Disposition or Impairment

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2025	2024
Net Loss on Disposition or Impairment	$7,898	$66,019	$(58,121)	(88.0)%
Net loss on disposition or impairment decreased for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to lower disposals of property and equipment.
Loss from Continuing Operations

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2025	2024
Loss from Continuing Operations	$(913,376)	$(1,889,025)	$975,649	51.6%
Loss from continuing operations decreased by $1.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to the following:
•an increase of $2.7 million in total revenues;
•a decrease of $0.3 million in total cost of revenues;
•a decrease of $0.5 million in general and administration expenses; and
•a decrease of $0.1 million in loss on disposition or impairment; partially offset by
•an increase of $2.3 million in selling and marketing expenses, and
•an increase of $0.3 million in depreciation expenses.
Other Income, Net

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2025	2024
Other Income, net	$683,872	$280,287	$403,585	144.0%
Other income, net increased during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to the deployment of additional cash and cash equivalents during the middle of 2025 into higher interest rate money market funds resulting in increased interest income.
Income Tax Expense

	Year Ended December 31,		Change from Prior Year	Percent Change from Prior Year
	2025	2024
Income Tax Expense	$38,653	$5,606	$33,047	589.5%
For the years ended December 31, 2025 and 2024, the effective tax rates were (16.8)% and (0.3)%, respectively. The fluctuation in the effective rate was primarily attributable to state income taxes (net of federal tax and permanent differences), changes in tax rates, stock-based compensation, shortfall/windfall on stock compensation expense, change in valuation allowance and uncertain tax positions during the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Non-GAAP Financial Measures

The following table reconciles net income (loss) to Adjusted EBITDA for continuing operations, discontinuing operations and net operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025			2024
	from Continuing Operations	from Discontinued Operations	Net Operations	from Continuing Operations	from Discontinued Operations	Net Operations
Non-GAAP Financial Data:
Net (loss) income	$(268,157)	$3,175,422	$2,907,265	$(1,614,344)	$(4,182,549)	$(5,796,893)
Net interest (income) expense	(799,273)	239	(799,034)	(280,287)	2,114	(278,173)
Depreciation and amortization expense	1,644,161	69,558	1,713,719	1,371,389	3,350,748	4,722,137
Income tax expense	38,653	25,207	63,860	5,606	210,263	215,869
EBITDA	615,384	3,270,426	3,885,810	(517,636)	(619,424)	(1,137,060)
Stock-based compensation expense	1,297,433	—	1,297,433	1,679,005	—	1,679,005
Acquisition related expense	—	—	—	478,710	—	478,710
Net loss on disposition or impairment	7,898	5,441,010	5,448,908	66,019	7,714,555	7,780,574
Costs related to restatement filings	115,402	—	115,402	—	—	—
Restructuring Costs	1,077,678	745,542	1,823,220	607,231	495,097	1,102,328
Litigation expense	15,000	386,439	401,439	—	1,481,000	1,481,000
Adjusted EBITDA	$3,128,795	$9,843,417	$12,972,212	$2,313,329	$9,071,228	$11,384,557
Adjusted EBITDA from continuing, discontinuing and net operations and consists of net income (loss) before interest, income taxes, depreciation and amortization, acquisition related expenses (which includes contract termination costs associated with reacquired regional developer rights), stock-based compensation expense, bargain purchase gain, (gain) loss on disposition or impairment, costs related to restatement filings, restructuring costs (consisting of non-recurring refranchising costs of all company-owned or managed clinics and non-recurring expenses related to changes to our executive leadership team), and litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business). We have provided Adjusted EBITDA, a non-GAAP measure of financial performance because it is commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.
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
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2025, we had cash and short-term bank deposits of $23.6 million. We generated $1.8 million of cash flows from operating activities from both continuing and discontinued operations in the year ended December 31, 2025. While unfavorable global economic or political conditions create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next 12 months.
While the interruptions, delays and/or cost increases resulting from political instability and geopolitical tensions, adverse weather conditions, economic weakness, inflationary pressures, elevated interest rates and other factors have created uncertainty as to general economic conditions for 2026, as of the date of this Form 10-K, we believe we have adequate capital resources and sufficient access to external financing sources, upon the completion of our anticipated amendment to the fixed charge coverage ratio debt covenant under our 2022 Credit Facility in the first half of 2026, to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For 2026, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements, primarily for corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. If the equity and credit markets deteriorate, including as a result of economic weakness, political unrest or war, or any other reason, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Given the ongoing uncertainties described above, the levels of our cash flows from operations for 2026 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities for both continuing and discontinued operations was $1.8 million for the year ended December 31, 2025, compared to net cash provided by operating activities for both continuing and discontinued operations of $9.4 million for the year ended December 31, 2024. The decrease in net cash provided by operating activities was primarily attributable to a change in accrued expenses of $3.4 million related to the settlement of a medical injury claim during the first quarter of 2025, which was partially offset by a related change in accounts receivable of $1.9 million for insurance recoveries, a decrease in payroll liabilities of $3.2 million primarily due to paid time off and payroll accruals related to employees no longer employed by us due to the divestiture and closures of company-owned or managed clinics during 2025, and $0.8 million related to a decrease in our deferred revenue liabilities due to the decrease in company-owned or managed clinics.
Cash provided by operating activities is subject to variability period over period as a result of the timing of collections and payments related to accounts receivable, accrued expenses, and other operating assets and liabilities. Royalties and other fees are collected from our franchisees semi-monthly, two working days after each sales period has ended.
Net cash provided by investing activities was $6.3 million and net cash used in investing activities was $0.6 million during the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, net cash provided by investing activities was driven by $7.8 million of proceeds from the sale of company-owned or managed clinics, partially offset by $1.5 million of purchases of property and equipment. For the year ended December 31, 2024, net cash used in investing activities was driven by $1.2 million of purchases of property and equipment, partially offset by $0.6 million of proceeds from the sale of company-owned or managed clinics.

Net cash used in financing activities was $9.8 million and $2.0 million during the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, net cash used in financing activities was driven by $11.3 million of common stock purchases under the 2025 SRP, partially offset by cash receipts from stock option exercises of $1.5 million. For the year ended December 31, 2024, net cash used in financing activities was driven by the payoff of the outstanding balance on our Debt under the Credit Agreement of $2.0 million.
Capital Composition
In 2025, our Board of Directors approved the 2025 SRP to repurchase a total of $17.0 million of our common stock. During the year ended December 31, 2025, we repurchased 1,295,295 shares under the 2025 SRP. Refer to the “Significant Events and/or Recent Developments” section above for more information and Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Form 10-K for our monthly repurchase activity during the quarter ended December 31, 2025.
The following table summarizes our material contractual obligations from continuing operations at December 31, 2025 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:
Material Contractual Cash Requirements from Continuing Operations

	Payments Due by Fiscal Year
	Total	2026	2027	2028	2029	2030	Thereafter
Operating leases	$2,421,699	$268,762	$467,453	$479,129	$491,077	$503,374	$211,904
Recent Accounting Pronouncements
Please see Note 1, Nature of Operations and Summary of Significant Accounting Policies in the Notes to consolidated financial statements included in Item 8 of this Form 10-K for information regarding recently issued accounting pronouncements that may impact our financial statements.
Off-Balance Sheet Arrangements
During the year ended December 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of December 31, 2025 include cash and cash equivalents. A portion of our cash is affected by short-term interest rates, which are currently low. Given the higher interest income generated from our cash after investing a portion into higher yielding money market funds, any reduction in interest rates would not have a material impact on our interest income.

Borrowings under the Credit Agreement bear interest at a rate equal to an applicable margin plus a variable rate. As such, the Revolver exposes us to market risk for changes in interest rates. As we do not maintain a debt position under the Credit Agreement as of December 31, 2025, the effect of a change in interest rates would not have an impact to our interest expense.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Joint Corp.
Scottsdale, Arizona
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Joint Corp. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets Held for Sale

As described in Notes 1, 3, and 5 to the consolidated financial statements, the Company recorded an estimated net loss on disposal on assets and liabilities held for sale of $2.7 million for the year ended December 31, 2025. Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. The estimated fair values of the certain long-lived assets, including company-owned or managed clinics, is determined by management using fair values derived from an income approach based on a discounted cash flow model.

We identified the impairment of long-lived assets held for sale as a critical audit matter. Significant judgments are required to be made by management to determine the fair value for company-owned or managed clinics including the discount rate assumption used in the income approach. Auditing management’s assumption used in the impairment of long-lived assets held for sale involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter and the extent of specialized skill or knowledge needed.

The primary procedure we performed to address this critical audit matter included:

•Utilizing professionals with specialized skill and knowledge to assist in assessing the reasonableness of the discount rate.

Impairment of Goodwill - Corporate Clinic Reporting Unit

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $3.5 million as of December 31, 2025. The Company performs an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if a triggering event occurs. During each quarter of 2025, the Company determined it was necessary to re-evaluate goodwill of the corporate clinics reporting unit due to the reporting unit meeting the criteria to be classified as a discontinued operation.

We identified the impairment of goodwill specific to the corporate clinic reporting unit as a critical audit matter. Significant judgments are required to be made by management to determine the fair value for the corporate clinic reporting unit including the discount rate assumption used in the income approach. Auditing management’s assumption used in the impairment assessment of goodwill involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter and the extent of specialized skill or knowledge needed.

The primary procedure we performed to address this critical audit matter included:

•Utilizing professionals with specialized skill and knowledge to assist in assessing the reasonableness of the discount rate.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
Phoenix, Arizona
March 12, 2026

THE JOINT CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$23,601,810	$25,051,355
Restricted cash	700,058	945,081
Accounts receivable, net	2,849,864	2,586,381
Deferred franchise and regional development costs, current portion	945,933	1,055,582
Prepaid expenses and other current assets	1,744,556	1,787,994
Discontinued operations current assets ($1.0 million and $1.1 million attributable to VIEs, respectively)	22,246,318	43,151,055
Total current assets	52,088,539	74,577,448
Property and equipment, net	3,159,226	3,206,754
Operating lease right-of-use asset	1,572,173	555,536
Deferred franchise and regional development costs, net of current portion	3,827,129	4,513,891
Deposits and other assets	319,460	300,779
Total assets	$60,966,527	$83,154,408

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,588,665	$1,750,938
Accrued expenses	1,501,838	1,505,827
Co-op funds liability	700,058	945,082
Payroll liabilities	4,055,752	3,551,173
Operating lease liability, current portion	194,179	483,337
Deferred franchise fee revenue, current portion	2,519,018	2,546,926
Upfront regional developer fees, current portion	277,394	288,095
Other current liabilities	611,231	603,250
Discontinued operations current liabilities ($6.1 million and $7.1 million attributable to VIEs, respectively)	21,368,446	37,367,459
Total current liabilities	32,816,581	49,042,087
Operating lease liability, net of current portion	1,815,527	311,689
Deferred franchise fee revenue, net of current portion	10,899,271	12,450,179
Upfront regional developer fees, net of current portion	355,556	672,334
Total liabilities	45,886,935	62,476,289
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, zero issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 15,471,715 shares issued and 14,142,626 shares outstanding and 15,192,893 shares issued and 15,159,878 shares outstanding, respectively	15,471	15,192
Additional paid-in capital	52,026,407	49,210,455
Treasury stock 1,329,089 shares and 33,015 shares, at cost, respectively	(12,192,081)	(870,058)
Accumulated deficit	(24,795,205)	(27,702,470)
Total The Joint Corp. stockholders’ equity	15,054,592	20,653,119
Non-controlling Interest	25,000	25,000
Total equity	15,079,592	20,678,119
Total liabilities and stockholders’ equity	$60,966,527	$83,154,408

See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2025	2024
Revenues:
Royalty fees	$33,203,885	$32,144,796
Franchise fees	3,371,504	2,997,850
Advertising fund revenue	10,451,281	9,180,281
Software fees	6,037,385	5,687,326
Other revenues	1,831,537	2,153,177
Total revenues	54,895,592	52,163,430
Cost of revenues:
Franchise and regional development cost of revenues	9,500,559	10,063,644
IT cost of revenues	1,724,915	1,453,204
Total cost of revenues	11,225,474	11,516,848
Selling and marketing expenses	13,299,399	10,973,610
Depreciation and amortization	1,644,161	1,371,389
General and administrative expenses	29,632,036	30,124,589
Total selling, general and administrative expenses	44,575,596	42,469,588
Net loss on disposition or impairment	7,898	66,019
Loss from continuing operations	(913,376)	(1,889,025)
Other income, net	683,872	280,287
Loss from continuing operations before income tax expense	(229,504)	(1,608,738)
Income tax expense	38,653	5,606
Net loss from continuing operations	$(268,157)	$(1,614,344)
Discontinued operations:
Income (loss) from discontinued operations before income tax expense	3,200,629	(3,972,286)
Income tax expense from discontinued operations	25,207	210,263
Net income (loss) from discontinued operations	3,175,422	(4,182,549)
Net income (loss)	$2,907,265	$(5,796,893)

Net (loss) income from continuing operations per common share:
Basic	$(0.02)	$(0.11)
Diluted	$(0.02)	$(0.11)
Net income (loss) from discontinued operations per common share:
Basic	$0.21	$(0.28)
Diluted	$0.21	$(0.28)
Net income (loss) per common share:
Basic	$0.19	$(0.39)
Diluted	$0.19	$(0.38)

Basic weighted average shares outstanding	15,134,215	14,919,091
Diluted weighted average shares outstanding	15,134,215	15,147,247

See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount		Total The Joint Corp. stockholder's equity	Non-controlling Interest	Total
Balances, December 31, 2023	14,783,757	$14,783	$47,498,151	32,124	$(860,475)	$(21,905,577)	$24,746,882	$25,000	$24,771,882
Stock-based compensation expense	—	—	1,679,005	—	—	—	1,679,005	—	1,679,005
Issuance of restricted stock	181,184	181	(181)	—	—	—	—	—	—
Exercise of stock options	227,952	228	33,480	—	—	—	33,708	—	33,708
Purchases of treasury stock under employee stock plans	—	—	—	891	(9,583)	—	(9,583)	—	(9,583)
Net loss	—	—	—	—	—	(5,796,893)	(5,796,893)	—	(5,796,893)
Balances, December 31, 2024	15,192,893	15,192	49,210,455	33,015	(870,058)	(27,702,470)	20,653,119	25,000	20,678,119
Stock-based compensation expense	—	—	1,297,433	—	—	—	1,297,433	—	1,297,433
Issuance of restricted stock	155,362	155	(155)	—	—	—	—	—	—
Exercise of stock options	123,460	124	1,518,674	—	—	—	1,518,798	—	1,518,798
Purchases of treasury stock under employee stock plans	—	—	—	779	(8,440)	—	(8,440)	—	(8,440)
Common stock repurchased under authorized stock repurchase programs	—	—	—	1,295,295	(11,313,583)	—	(11,313,583)	—	(11,313,583)
Net income	—	—	—	—	—	2,907,265	2,907,265	—	2,907,265
Balances, December 31, 2025	15,471,715	$15,471	$52,026,407	1,329,089	$(12,192,081)	$(24,795,205)	$15,054,592	$25,000	$15,079,592

See notes to consolidated financial statements.

THE JOINT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,907,265	$(5,796,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,713,719	4,722,137
Net loss on disposition or impairment	5,448,908	7,780,574
Net franchise fees recognized upon termination of franchise agreements	(347,097)	(239,335)
Deferred income taxes	93,066	(55,556)
Provision for credit losses	286,232	220,893
Stock-based compensation expense	1,297,433	1,679,005
Changes in operating assets and liabilities:
Accounts receivable	1,534,554	(1,645,078)
Prepaid expenses and other current assets	(35,389)	101,167
Deferred franchise costs	547,192	499,285
Deposits and other assets	(5,276)	8,827
Accounts payable	(391,127)	68,258
Accrued expenses	(2,994,297)	4,609,759
Payroll liabilities	(839,892)	2,398,765
Operating leases	(5,103,266)	(3,796,648)
Deferred revenue	(1,444,410)	(597,489)
Upfront regional developer fees	(285,443)	(421,213)
Other liabilities	(543,663)	(121,408)
Net cash provided by operating activities	1,838,509	9,415,050

Cash flows from investing activities:
Proceeds from sale of clinics	7,778,287	554,100
Purchase of property and equipment	(1,503,785)	(1,185,647)
Net cash provided by (used in) investing activities	6,274,502	(631,547)

Cash flows from financing activities:
Payments of finance lease obligations	(4,354)	(25,484)
Purchases of treasury stock under employee stock plans	(8,440)	(9,583)
Purchases of common stock under stock repurchase programs	(11,313,583)	—
Proceeds from exercise of stock options	1,518,798	33,708
Repayment of Debt under the Credit Agreement	—	(2,000,000)
Net cash used in financing activities	(9,807,579)	(2,001,359)

(Decrease) increase in cash, cash equivalents and restricted cash	(1,694,568)	6,782,144
Cash, cash equivalents and restricted cash, beginning of period	25,996,436	19,214,292
Cash, cash equivalents and restricted cash, end of period	$24,301,868	$25,996,436

	December 31, 2025	December 31, 2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$23,601,810	$25,051,355
Restricted cash	700,058	945,081
Total cash, cash equivalents and restricted cash	$24,301,868	$25,996,436

Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Year Ended December 31,
	2025	2024
Net cash paid for:
Interest	$50,694	$69,445
Income taxes	626,752	610,492
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	245,250	124,699
Stock option exercise receivable	—	896,766
See notes to consolidated financial statements.

THE JOINT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1:     Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These financial statements represent the consolidated financial statements of The Joint Corp., which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses, other (expenses) income, and income taxes that are reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that we may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue, accounting for leases, and accounting for income taxes, see Note 2, Revenue Disclosures, Note 9, Income Taxes, and Note 10, Commitments and Contingencies.
The results of operations of the corporate clinic segment are reported in Income (loss) from discontinued operations before income tax expense in its consolidated income statements for all periods presented and the related assets and liabilities associated with discontinued operations are classified as discontinued operation assets and liabilities in the consolidated balance sheets at December 31, 2025 and 2024. The consolidated statement of cash flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3, Divestitures. All results and information in the consolidated financial statements are presented as continuing operations and exclude the corporate clinic segment unless otherwise noted specifically as discontinued operations. For additional information, refer to Note 3, Divestitures.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of The Joint and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented. We consolidate VIEs in which we are the primary beneficiary in accordance with Accounting Standards Codification 810, Consolidations (“ASC 810”). Non-controlling interests represent third-party equity ownership interests in VIEs. All significant inter-affiliate accounts and transactions between The Joint and its VIEs have been eliminated in consolidation.
Comprehensive Income (Loss)
Net income (loss) and comprehensive income (loss) are the same for the years ended December 31, 2025 and 2024.
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
The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed for the years ended December 31, 2025 and 2024. All company-owned or managed clinics operations are recorded as discontinued operations:

	Year Ended December 31,
Franchised clinics:	2025	2024
Clinics open at beginning of year	842	800
Opened during the year	29	57
Acquired during the year	41	3
Sold during the year	—	—
Closed during the year	(27)	(18)
Clinics in operation at the end of the year	885	842

	Year Ended December 31,
Company-owned or managed clinics:	2025	2024
Clinics open at beginning of year	125	135
Opened during the year	—	—
Acquired during the year	—	—
Sold during the year	(41)	(3)
Closed during the year	(9)	(7)
Clinics in operation at the end of the year	75	125

Total clinics in operation at the end of the year	960	967

Clinic licenses sold but not yet developed	82	92
Executed letters of intent for future clinic licenses	57	53
Variable Interest Entities
Certain states prohibit the “corporate practice of chiropractic,” which restricts business corporations from practicing chiropractic care by exercising control over clinical decisions by chiropractic doctors. In states that prohibit the corporate practice of chiropractic, we typically enter into long-term management agreements with professional corporations (“PCs”) that are owned by licensed chiropractic doctors, which, in turn, employ or contract with doctors who provide professional chiropractic care in our clinics. Under these management agreements with PCs, we provide, on an exclusive basis, all non-clinical services of the chiropractic practice. We have entered into such management agreements with four PCs. In connection with the sale of five company-owned or managed clinics located in Kansas and Missouri, we terminated our management agreement with one PC as of June 30, 2025. For additional information on clinic sales, refer to Note 3, Divestitures. If an entity is deemed to be the primary beneficiary of a VIE, the entity is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. In accordance with relevant accounting guidance, these PCs were determined to be VIEs, as fees paid by the PCs to us as our management service provider are considered variable interests because the fees do not meet all the following criteria: (1) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services; (2) the decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; and (3) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. Additionally, we have determined that we have the ability to direct the activities that most significantly impact the performance of these PCs and has an obligation to absorb losses or receive benefits which could potentially be significant to the PCs. Accordingly, the PCs are VIEs for which we are the primary beneficiary and are consolidated by us.
The revenues of VIEs represent the revenues of company-managed clinics in states that prohibit the corporate practice of chiropractic. Our involvement with VIEs affects our financial performance and cash flows primarily through amounts recorded as revenues from company-owned or managed clinics and general and administrative expenses, which are principally comprised of payroll and related expenses, merchant card fees and insurance expense, all of which are reported in Income (loss) from discontinued operations before income tax expense in our consolidated income statements. The management fees/income provided by the management agreements are considered intercompany transactions and therefore eliminated upon consolidation of VIEs.
VIE net income (including the management fee) for the years ended December 31, 2025 and 2024 is included in Income (loss) from discontinued operations before income tax expense and income tax expense from discontinued operations in the consolidated income statements as follows:

	Year Ended December 31,
	2025	2024
Income from discontinued operations before income tax expense	1,011,689	1,641,325
Income tax expense from discontinued operations	25,207	210,263
Net income	986,482	1,431,062

The carrying amount of the VIEs’ assets and liabilities is included in discontinued operations as of December 31, 2025 and 2024 in the consolidated balance sheets as follows:

	December 31, 2025	December 31, 2024
Discontinued operations current assets	$994,138	$1,087,203
Discontinued operations current liabilities	6,079,903	7,125,071
Cash and Cash Equivalents
We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest. As of the balance sheet date and periodically throughout the period, we have maintained balances in various operating accounts in excess of federally insured limits. We invest our cash primarily in short-term bank deposits and money market funds. We had $19.2 million and zero cash equivalents invested in money market funds as of December 31, 2025 and 2024, respectively.
Restricted Cash
Restricted cash relates to cash that franchisees and company-owned or managed clinics contribute to our National Marketing Fund and cash that franchisees provide to various voluntary regional Co-Op Marketing Funds. Cash contributed by franchisees to the National Marketing Fund is to be used in accordance with our Franchise Disclosure Document with a focus on regional and national marketing and advertising. While such cash balance is not legally segregated and restricted as to withdrawal or usage, our accounting policy is to classify these funds as restricted cash.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily represent amounts due from franchisees for royalty and software fees. Receivables are unsecured; however, the franchise agreements provide us the right to withdraw funds from the franchisee’s bank account or to terminate the franchise for nonpayment. We record an allowance for credit losses as a reduction to our accounts receivables for amounts that we do not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of our franchisees, including any known or anticipated bankruptcies, and an evaluation of current economic conditions, as well as our expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2025, we had a $0.4 million allowance for credit losses. As of December 31, 2024, we had a $0.2 million allowance for credit losses on accounts receivable.
The following table provides a rollforward of the activity related to our allowance for credit losses:

Allowance for credit losses
Balance at December 31, 2023	$—
Bad debt expense recognized during the year	220,893
Write-off of uncollectible amounts	—
Balance at December 31, 2024	$220,893
Bad debt expense recognized during the year	286,232
Write-off of uncollectible amounts	(77,638)
Balance at December 31, 2025	$429,487
Deferred Franchise Costs and Regional Development Costs
Deferred franchise and regional development costs represent commissions that are direct and incremental to us and are paid in conjunction with the sale of a franchise license or regional development rights. These costs are recognized as an expense, in franchise and regional development cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise or regional developer agreement.
Property and Equipment
Property and equipment are stated at cost and relate mostly to the corporate headquarters leasehold improvements, its furniture and fixtures and other office and computer equipment. Depreciation is computed using the straight-line method over estimated useful lives, which is generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. We recorded Net loss on disposition or impairment of $8 thousand and $17 thousand in our consolidated income statements related to continuing operations for the years ended December 31, 2025 and 2024, respectively.
Capitalized Software
We capitalize certain software development costs, including costs to implement cloud computing arrangements that is a service contract. These capitalized costs are primarily related to software used by clinics for operations and by us for the management of operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized as assets in progress until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Internally developed software is recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life, which is generally three to five years. Implementation costs incurred in connection with a cloud computing arrangement that is a service contract are included in prepaid expenses in our consolidated balance sheets.
Leases
We lease property and equipment under operating and finance leases. We lease our corporate office space and the space for each of the company-owned or managed clinics in the portfolio. We recognize a right-of-use (“ROU”) asset and lease liability for all leases. The lease for our corporate office space is recognized as a ROU and lease liability in our consolidated balance sheets as continuing operations while all other leases for each of the company-owned or managed clinics are reported in discontinued operations. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at our sole discretion and, as such, we typically determine that exercise of these renewal options is not reasonably certain. As a result, we do not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the ROU asset and lease liability. When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. In such cases, we estimate our incremental borrowing rate as the interest rate we would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease, and in a similar economic environment. We estimate these rates using available evidence such as rates imposed by third-party lenders to us in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to our estimated creditworthiness.

For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased corporate office space are expensed as incurred in general and administrative expenses on the consolidated income statements. Any variable costs associated with the leased property for company-owned or managed clinics are expensed as incurred and are included in Income (loss) from discontinued operations before income tax expense in our consolidated income statements.
During the years ended December 31, 2025 and 2024, certain leases related to discontinued operations were terminated early with the landlord as a result of corporate clinic closures. The net losses to terminate the leases were recorded in Income (loss) from discontinued operations before income tax expense in our consolidated income statements of $1.4 million for the year ended December 31, 2025 and $0.4 million for the year ended December 31, 2024.
Intangible Assets
Intangible assets consist primarily of reacquired franchise rights and customer relationships. All of our intangible assets are reported in discontinued operations. We amortize the fair value of reacquired franchise rights over the remaining contractual terms of the reacquired franchise rights at the time of the acquisition, which generally range from one to nine years. The fair value of customer relationships is amortized over their estimated useful life of two to four years. Intangible assets are attributable entirely to discontinued operations.
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisitions of franchises. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are tested for impairment annually and more frequently if a triggering event occurs that makes it more likely than not that the fair value of a reporting unit is below carrying value. As required, we perform an annual impairment test of goodwill as of the first day of the fourth quarter or more frequently if a triggering event occurs. Goodwill is attributable entirely to discontinued operations.
During the fourth quarter of 2025, we performed a quantitative assessment of the fair value of the reporting unit and concluded that the fair value of the corporate clinic reporting unit exceeded its carrying value. The fair value of the reporting unit was determined using Level 2 inputs, which includes a potential buyer agreed-upon selling price, or Level 3 inputs, which includes consideration of a market approach using a multiple of earnings assumption based on clinic-level historical financial performance as well as an income approach using discounted cash flow models that use significant unobservable inputs and assumptions.
No impairment of goodwill was recorded for the years ended December 31, 2025 and 2024.
Discontinued Operations
In determining whether a group of assets which has been disposed of (or is to be disposed of) should be presented as discontinued operations, we first analyze whether the group of assets being disposed of represents a component of the entity or group of components of the entity. A component typically has historic operations and cash flows that are clearly distinguishable for both operations and financial reporting purposes. In addition, we consider whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. This strategic shift could include a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity.
We report financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. The assets and liabilities of a discontinued operation held for sale, other than goodwill, are measured at the lower of its carrying amount or fair value less cost to sell. When a portion of a reporting unit that constitutes a business is to be disposed of, the goodwill associated with that business is included in the carrying amount of the business based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. See Note 3, Divestitures for additional information.
Long-Lived Assets - Continuing Operations
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to estimated undiscounted future cash flows in our assessment of whether or not long-lived assets are recoverable. We record an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. During the year ended December 31, 2024, certain long-lived asset groups were determined to not be recoverable and were written down from their carrying values to their respective fair values resulting in the following non-cash impairment losses which are included in Net loss on disposition or impairment related to continuing operations. Net impairment losses on long-lived assets were not material for the year ended December 31, 2025.

	Year Ended December 31, 2024
	Carrying Value	Fair Value	Net loss on disposition or impairment related to continuing operations
Property and equipment, net	$57,959	$40,872	$17,087
Operating lease right-of-use asset	703,682	667,314	36,368
Intangible assets, net	12,564	—	12,564
Total Net loss on disposition or impairment related to continuing operations			$66,019
Long-Lived Assets - Discontinued Operations
During the year ended December 31, 2024, certain long-lived asset groups classified as held and used were determined to not be recoverable were written down from their carrying values to their respective fair values resulting in the following non-cash impairment losses which are included in Income (loss) from discontinued operations before income tax expense in the consolidated income statements.

	Year Ended December 31, 2024
	Carrying Value	Fair Value	Net loss on disposition or impairment related to discontinued operations
Property and equipment, net	$3,929,036	$2,755,318	$1,173,718
Operating lease right-of-use asset	5,779,712	4,347,457	1,432,255
Intangible assets, net	298,510	252,746	45,764
Total Net loss on disposition or impairment related to discontinued operations			$2,651,737
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the clinics estimated fair values, we recorded an estimated net loss on disposal, which is included in Income (loss) from discontinued operations before income tax expense in the consolidated income statements:

	Year Ended December 31,
	2025	2024
Net loss on disposition or impairment related to discontinued operations	$2,734,726	$4,540,530
A valuation allowance of $6.3 million and $5.1 million as of December 31, 2025 and 2024, respectively, are included in Discontinued operations current assets on the consolidated balance sheets.
The following table shows the composition of our impairment losses and disposal gains and losses recorded in Income (loss) from discontinued operations before income tax expense for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Impairment on long-lived assets held for use
Property and equipment, net	$—	$1,173,718
Operating lease right-of-use asset	—	1,432,255
Intangible assets, net	—	45,764
Impairment on assets held for sale
Assets held for sale	2,734,726	4,540,530
Loss on disposal of assets other than by sale
Property and equipment, net	383,311	161,057
Operating lease right-of-use asset	1,396,870	406,038
Loss (gain) on the sale of assets	926,103	(44,807)
Total net loss on disposition or impairment related to discontinued operations	$5,441,010	$7,714,555
Advertising Fund
We have established an advertising fund for national or regional marketing and advertising of services offered by our clinics. The monthly marketing fee is 2% of clinic sales. We segregate the advertising funds collected and any unspent amounts, if applicable, are included in restricted cash on our consolidated balance sheets. As amounts are expended from the fund, we recognize a related expense. Such costs are included in selling and marketing expenses on the consolidated income statements.
Co-Op Marketing Funds
Some franchises have established regional Co-Ops for advertising within their local and regional markets. We maintain a custodial relationship under which the Co-Op Marketing Funds collected are segregated and used for the purposes specified by the Co-Ops’ officers. The Co-Op Marketing Funds are included in restricted cash on our consolidated balance sheets.
Revenue Recognition
We generate revenue primarily through company-owned or managed clinics and through royalties, franchise fees, advertising fund contributions, IT related income and computer software fees from our franchisees.
Revenues from Company-Owned or Managed Clinics. We earn revenues from clinics that we own and operate or manage throughout the United States. Revenues from clinics that we own and operate are recognized when services are performed and are related to discontinued operations. We offer a variety of membership and wellness packages which feature discounted pricing as compared with our single-visit pricing. Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed. Any unused visits associated with monthly memberships are recognized on a month-to-month basis. We recognize a contract liability (or a deferred revenue liability) related to the prepaid treatment plans for which we have an ongoing performance obligation. We derecognize this contract liability, and recognize revenue, as the patient consumes his or her visits related to the package and we transfer our services. If we determine that it is not subject to unclaimed property laws for the portion of the package that we do not expect to be redeemed (referred to as “breakage”), then we recognize breakage revenue in proportion to the pattern of exercised rights by the patient.
Royalties and Advertising Fund Revenue. We collect royalties, as stipulated in the franchise agreement, equal to 7% of gross sales, and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The revenue accounting standard provides an exception for the recognition of sales-based royalties promised in exchange for a license (which generally requires a reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price). As the franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement, such sales-based royalties are recognized as franchisee clinic level sales occur. Royalties are collected semi-monthly, two working days after each sales period has ended.

Franchise Fees. We require the entire non-refundable initial franchise fee to be paid upon execution of a franchise agreement, which typically has an initial term of 10 years. Initial franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement. Our services under the franchise agreement include the training of franchisees and staff, site selection, construction/vendor management and ongoing operations support. We provide no financing to franchisees and offer no guarantees on their behalf. The services provided by us are highly interrelated with the franchise license and as such are considered to represent a single performance obligation. Renewal franchise fees, as well as transfer fees, are also recognized as revenue on a straight-line basis over the term of the respective franchise agreement.
Software Fees. We collect a monthly fee from our franchisees for the use of our proprietary chiropractic software, computer support and internet services support. These fees are recognized ratably on a straight-line basis over the term of the respective franchise agreement.
Capitalized Sales Commissions. Sales commissions earned by the regional developers and our sales force are considered incremental and recoverable costs of obtaining a franchise agreement with a franchisee. These costs are deferred and then amortized as the respective franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement.
Upfront Regional Developer Rights Fees
We have a regional developer program where regional developers are granted an exclusive geographical territory and commit to a minimum development obligation within that defined territory. Upon granting of the exclusive rights to develop a territory, a regional developer will pay an upfront fee to us. Upfront regional developer fees represent consideration received from a vendor to act as our agent within an exclusive territory. The upfront regional developer rights fee is accounted for as a reduction of cost of revenues, in franchise and regional development cost of revenues, to offset the respective future commissions paid to the regional developer. The fees are ratably recognized over the term of the related regional developer agreement.

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

Regional Developer Rights Contract Termination Costs

From time to time, subject to our strategy, regional developer rights are reacquired by us, resulting in a termination of the contract. The termination costs to reacquire the regional developer rights are recognized at fair value, less any unrecognized upfront regional developer fee liability balance, as a general and administrative expense in the period in which the contract is terminated in accordance with the contract terms and are recorded within general and administrative expenses.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by us, primarily through advertising funds. We expense production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses, excluding National Marketing Fund costs, were $0.6 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.
Income Taxes
Income taxes are accounted for using a balance sheet approach known as the asset and liability method. The asset and liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the consolidated balance sheets to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The differences relate principally to depreciation of property and equipment and treatment of revenue for franchise fees and regional developer fees collected. Tax positions are reviewed at least quarterly and adjusted as new information becomes available. The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These estimates of future taxable income inherently require significant judgment. To the extent it is considered more likely than not that a deferred tax asset will be not recovered, a valuation allowance is established. We applied the intra-period allocation rules under ASC 740-20-45-1 to allocate the tax provision between continuing operations and discontinued operations. The tax provision amount reported as Income tax expense and disclosed at Note 9, Income Taxes is all related to continuing operations and the remaining provision amount is allocated as discontinued operations and reported as Income tax expense from discontinued operations for the years ended December 31, 2025 and 2024.
We account for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We have identified $0.6 million and $0.9 million in uncertain tax positions related to our VIEs in discontinued operations as of December 31, 2025 and 2024, respectively. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.
With exceptions due to the generation and utilization of net operating losses or credits, as of December 31, 2025, we are no longer subject to federal and state examinations by taxing authorities for tax years before 2022 and 2021, respectively.
Earnings (Loss) per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by giving effect to all potentially dilutive common shares including restricted stock and stock options. Diluted earnings (loss) per common share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

	Year Ended December 31,
	2025	2024
Net loss from continuing operations	$(268,157)	$(1,614,344)
Net income (loss) from discontinued operations	3,175,422	(4,182,549)
Net income (loss)	$2,907,265	$(5,796,893)

Weighted average common shares outstanding — basic	15,134,215	14,919,091
Effect of dilutive securities:
Unvested restricted stock and stock options	52,653	228,156
Weighted average common shares outstanding — diluted	15,186,868	15,147,247

Earnings (loss) per share:
Basic earnings (loss) per share:
Continuing operations	$(0.02)	$(0.11)
Discontinued operations	0.21	(0.28)
Net earnings (loss) per share	0.19	(0.39)
Diluted earnings (loss) per share
Continuing operations	$(0.02)	$(0.11)
Discontinued operations	0.21	(0.28)
Net earnings (loss) per share	0.19	(0.38)
Potentially dilutive securities excluded from the calculation of diluted net income (loss) per common share as the effect would be anti-dilutive were as follows:

	Year Ended December 31,
	2025	2024
Stock options	71,030	87,651
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
Retirement Benefit Plan
Our employees are eligible to participate in a defined contribution retirement plan, the Joint Corp. 401(k) Retirement Plan (the “401(k) Plan”), under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute their eligible compensation, not to exceed the annual limits set by the IRS. The 401(k) Plan allows us to match participants’ contributions in an amount determined in our sole discretion. We matched participants’ contributions for the years ended December 31, 2025 and 2024, up to a maximum of 4% of the employee’s eligible compensation. Employer contributions for both continuing and discontinued operations totaled $0.6 million for each of the years ended December 31, 2025 and 2024.
Loss Contingencies
ASC Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. We record an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, if an accrual is not required, we provide additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on us. Legal costs to be incurred in connection with a loss contingency are expensed as such costs are incurred.
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
Recently Adopted Accounting Guidance and Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. ASU 2023-09 also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, with a retrospective option, and early adoption is permitted. We have adopted ASU 2023-09 for the 2025 annual period on a retrospective basis. Refer to Note 9, Income Taxes for the revised disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within the reported measure(s) of a segment’s profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment’s profit or loss to assess performance and decide how to allocate resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. We have adopted ASU 2023-07 for the 2024 annual period and have identified no material effect on our consolidated financial statements or disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require us to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the consolidated statements of operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require us to disclose both the amount and our definition of selling expenses. The transition method is prospective with the retrospective method permitted and will be effective for our annual period ending December 31, 2027 and interim periods for the interim period beginning January 1, 2028. We are currently evaluating the impact of adoption of ASU 2024-03 on our consolidated financial statements and disclosures.
Note 2:    Revenue Disclosures
Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees
As of December 31, 2025, we had 885 franchised clinics in operation, 82 clinic licenses sold but not yet developed and 57 executed letters of intent for future clinic licenses. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires us to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with our past or ongoing activities. The nature of our promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by us are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
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
We recognize the primary components of the transaction price as follows:
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
•We are entitled to royalties and advertising fees based on a percentage of the franchisee’s gross sales as defined in the franchise agreement. Royalty and advertising revenue are recognized when the franchisee’s sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either what is considered a contract asset (unbilled receivable) or, once billed, accounts receivable, on the consolidated balance sheets.
•We are entitled to a software fee, which is charged monthly. We recognize revenue related to software fees ratably on a straight-line basis over the term of the franchise agreement.
In determining the amount and timing of revenue from contracts with customers, we exercise significant judgment with respect to collectability of the amount; however, the timing of recognition does not require significant judgment as it is based on either the franchise term or the reported sales of the franchisee, neither of which requires estimation. We believe that our franchising arrangements do not contain a significant financing component.

We recognize advertising fees received under franchise agreements as advertising fund revenue.
Capitalized Sales Commissions
Sales commissions earned by the regional developers and our sales force are considered incremental and recoverable costs of obtaining a franchise agreement with a franchisee. These costs are deferred and then amortized as the respective franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement.
Disaggregation of Revenue
We believe that the captions contained on the consolidated income statements appropriately reflect the disaggregation of our revenue by major type for the years ended December 31, 2025 and 2024. Other revenues primarily consist of merchant income associated with preferred vendor royalties associated with franchisees’ credit card transactions.
The following table shows our revenues disaggregated according to the timing of transfer of services:

	December 31,
	2025	2024
Revenue recognized at a point in time	$45,486,703	$43,478,254
Revenue recognized over time	9,408,889	8,685,176
Total revenue	$54,895,592	$52,163,430
Rollforward of Accounts Receivable
Changes in our accounts receivable, net during the years ended December 31, 2025 and 2024 were as follows:

Accounts Receivable, Net
Balance at December 31, 2023	$2,580,589
Cash received against accounts receivable included at the beginning of the year	(2,387,577)
Net increase during the year ended December 31, 2024	2,614,262
Allowance for credit losses	(220,893)
Balance at December 31, 2024	$2,586,381
Cash received against accounts receivable included at the beginning of the year	(2,067,962)
Net increase during the year ended December 31, 2025	2,760,932
Allowance for credit losses	(429,487)
Balance at December 31, 2025	$2,849,864
Changes in our contract liability for deferred franchise fees during the years ended December 31, 2025 and 2024 were as follows:

Deferred Revenue Short and Long-Term
Balance at December 31, 2023	$16,113,879
Revenue recognized that was included in the contract liability at the beginning of the year	(2,841,085)
Net increase during the year ended December 31, 2024	1,724,311
Balance at December 31, 2024	$14,997,105
Revenue recognized that was included in the contract liability at the beginning of the year	(3,006,059)
Net increase during the year ended December 31, 2025	1,427,243
Balance at December 31, 2025	$13,418,289

Our deferred franchise and development costs represent capitalized sales commissions. Changes during the years ended December 31, 2025 and 2024 were as follows:

Deferred Franchise and Development Costs Short and Long-Term
Balance at December 31, 2023	$6,251,366
Recognized as cost of revenue during the year	(1,221,140)
Net increase during the year ended December 31, 2024	539,247
Balance at December 31, 2024	$5,569,473
Recognized as cost of revenue during the year	(1,190,555)
Net increase during the year ended December 31, 2025	394,144
Balance at December 31, 2025	$4,773,062
The following table illustrates revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2025. We have elected to exclude short term contracts, sales and usage-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities expected to be recognized in:	Amount
2026	$2,519,018
2027	2,413,277
2028	2,254,336
2029	1,899,640
2030	1,630,838
Thereafter	2,701,180
Total	$13,418,289
Note 3:    Divestitures
Corporate Clinic Segment Divestiture
In 2023, we initiated plans to refranchise the majority of our company-owned or managed clinics with plans to retain a small portion of high-performing clinics. During the third quarter of 2024, we expanded the refranchising plan to include additional clinic markets of company-owned or managed clinics, marketing the clinics in clusters grouped by proximity to larger private equity firms. Because we have formalized a plan to sell our entire corporate clinic reportable segment, we have concluded that the overall refranchising plan represents a strategic shift that will have a major effect on our operations and financial results.
Since December 31, 2024, the corporate clinics classified as held for sale are reported separately as discontinued operations in the consolidated income statements and consolidated balance sheets. As permitted, we elected not to adjust the consolidated statements of cash flows for the years ended December 31, 2025 and 2024 to exclude cash flows attributable to discontinued operations. Accordingly, we disclosed the depreciation and amortization, capital expenditures and significant operating and investing non-cash items related to the corporate clinic segment below.
The key components of Net income (loss) from discontinued operations that were included in our consolidated income statements are as follows:

	Year Ended December 31,
	2025	2024
Revenues:
Revenues from company-owned or managed clinics	$54,038,508	$69,982,344
Total revenues	54,038,508	69,982,344
Cost of revenues:
IT cost of revenues	20,971	47,817
Total cost of revenues	20,971	47,817
Selling and marketing expenses	5,755,830	7,850,616
Depreciation and amortization	69,558	3,350,748
General and administrative expenses	39,450,918	54,988,780
Total selling, general and administrative expenses	45,276,306	66,190,144
Net loss on disposition or impairment from discontinued operations	5,441,010	7,714,555
Income (loss) from discontinued operations	3,300,221	(3,970,172)
Other expense, net	99,592	2,114
Income (loss) before income tax expense	3,200,629	(3,972,286)
Income tax expense from discontinued operations	25,207	210,263
Net income (loss) from discontinued operations	$3,175,422	$(4,182,549)
The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in our consolidated balance sheets:

	December 31, 2025	December 31, 2024
ASSETS
Accounts receivable	$315,201	$2,484,248
Prepaid expenses and other assets	581,504	549,605
Assets held for sale	20,051,965	38,395,986
Property and equipment, net	67,779	208,074
Deferred tax assets (attributable to VIEs)	994,138	1,087,204
Deposits and other assets	235,731	425,938
Total assets, discontinued operations	$22,246,318	$43,151,055

LIABILITIES
Accounts payable	$83,503	$67,107
Accrued expenses	2,519,433	5,066,941
Payroll liabilities ($0.6 million and $0.9 million attributable to VIEs, respectively)	988,865	2,333,335
Operating lease liability	651,844	153,517
Finance lease liability	—	38,015
Other current liabilities (attributable to VIEs)	756,483	1,079,441
Liabilities to be disposed of ($4.7 million and $5.2 million attributable to VIEs, respectively)	16,368,318	28,629,103
Total liabilities, discontinued operations	$21,368,446	$37,367,459

The key components of cash flows from discontinued operations are as follows:

	Year Ended December 31,
	2025	2024
Significant operating and investing non-cash items
Depreciation and amortization	$69,558	$3,350,748
Net loss on disposition or impairment	5,441,010	7,714,555
Capital expenditures
Purchase of property and equipment	84,256	664,423
The clustered clinics are in varying stages of sales negotiations with approximately all of the company-owned or managed clinics expected to be recognized as a completed sale within one year with an estimated fair value of $2.6 million at December 31, 2025. Effective with the designation as held for sale, we discontinued recording depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics as required by GAAP. We reported the related assets and liabilities of the clinics as held for sale as discontinued operations in our December 31, 2025 and 2024 consolidated balance sheets.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the clinics estimated fair values, we recorded an estimated loss on disposal of $2.7 million and $4.5 million for the years ended December 31, 2025 and 2024, respectively, in Income (loss) from discontinued operations before income tax expense in our consolidated income statements and a valuation allowance included in discontinued operations current assets in our consolidated balance sheets.
During the year ended December 31, 2025, in connection with the sale of company-owned or managed clinics classified as held for sale as of December 31, 2024 for a combined sales price of $7.8 million, we sold $16.4 million assets held for sale, net of a $1.0 million valuation allowance and $7.4 million of liabilities to be disposed of in the consolidated balance sheets as of December 31, 2024. As a result of the sales, we recorded a loss of $0.6 million included in Income (loss) from discontinued operations before income tax expense on the consolidated income statements for the year ended December 31, 2025.
During the year ended December 31, 2024, in connection with the sale of company-owned or managed clinics classified as held for sale as of December 31, 2023 for a combined sales price of $0.6 million, we sold $1.3 million assets held for sale, net of a $0.1 million valuation allowance and $0.8 million of liabilities to be disposed of in the consolidated balance sheets as of December 31, 2023. As a result of the sales, we recorded a gain of $0.1 million included in Income (loss) from discontinued operations before income tax expense on the consolidated income statements for the year ended December 31, 2024.

The principal components of the held for sale assets and liabilities to be disposed of as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
ASSETS
Property and equipment, net	$4,497,545	$8,457,627
Operating lease right-of-use asset	14,111,081	19,643,917
Intangible assets, net	4,288,265	6,906,807
Goodwill	3,482,718	8,459,238
Valuation allowance	(6,327,644)	(5,071,603)
Total assets held for sale	$20,051,965	$38,395,986

LIABILITIES
Operating lease liability	$11,065,542	$20,526,714
Deferred revenue from company-owned or managed clinics	5,302,776	8,102,389
Total liabilities to be disposed of	$16,368,318	$28,629,103

The pre-tax income of the clinics designated as held for sale as of December 31, 2025 was $4.6 million and $4.7 million for the years ended December 31, 2025 and 2024, respectively, the results of which exclude the allocation of corporate overhead.
Note 4:    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2025	2024
Office and computer equipment	$982,766	$937,551
Leasehold improvements	1,594,291	1,585,609
Internally developed software	7,103,852	5,914,254
	9,680,909	8,437,414
Accumulated depreciation and amortization	(7,511,832)	(5,982,533)
	2,169,077	2,454,881
Construction in progress	990,149	751,873
Property and Equipment, net	$3,159,226	$3,206,754
Depreciation expense was $1.6 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively.
Construction in progress at December 31, 2025 and 2024 related primarily to internal use software in development.
Note 5:    Fair Value Consideration
Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses. The carrying amounts of our financial instruments, excluding cash equivalents, approximate their fair value due to their short maturities. Cash equivalents consist of money market funds for which cost approximates fair values. Cash equivalents have an approximate fair value of $19.2 million as of December 31, 2025, which was determined using Level 1 inputs.
Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, developed based on market data obtained from sources independent of our company. Unobservable inputs are inputs that reflect our assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on reliability of the inputs as follows:
Level 1:    Observable inputs such as quoted prices in active markets;
Level 2:    Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:    Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
As of December 31, 2025 and 2024, we did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
Our non-financial assets, included in both continuing and discontinued operations, which primarily consist of goodwill, intangible assets, property, plant and equipment, and operating lease ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their carrying amount. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable (and at least annually for goodwill), non-financial assets are assessed for impairment. If the fair value is determined to be lower than the carrying amount, an impairment charge is recorded to write down the asset to its fair value, which is considered Level 3 within the fair value hierarchy.

The assets and liabilities resulting from acquisitions, included in discontinued operations, were recorded at fair values on a nonrecurring basis at the date of acquisition and are considered Level 3 within the fair value hierarchy.

Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. The estimated fair values of the company-owned or managed clinics classified as Held for Sale (see Note 3, Divestitures) were recorded in discontinued operations current assets at fair values on a nonrecurring basis and are based upon Level 2 inputs, which includes a potential buyer agreed-upon selling price or Level 3 inputs, which includes consideration of a market approach using a multiple of earnings assumption based on clinic-level historical financial performance as well as an income approach using discounted cash flow ("DCF") models that use significant unobservable inputs and assumptions. Key inputs in the DCF models included projected cash flows over a 10-year forecast period, based on clinic-level historical financial performance and management's expectations of future operating results. A terminal value was estimated using the Gordon Growth Model for locations with positive cash flows. For locations with projected negative cash flows, no terminal value was assigned, as these clinics were assumed to cease operations upon lease termination. The future cash flows and terminal value were discounted to present value using a discount rate of 13.5% for clinics with positive cash flows and 4.2% for clinics with negative cash flows, which reflect the risk profile of the underlying operations and market conditions as of the measurement date. The fair value measurement of the assets held for sale as of December 31, 2025, which included all company-owned or managed clinics, was recorded as $0.1 million based upon Level 2 inputs and $2.5 million based upon Level 3 inputs. As a result, we maintain a valuation allowance of $6.3 million to adjust the carrying value of the disposal group to fair value less cost to sell as of December 31, 2025. The fair value measurement of the assets held for sale as of December 31, 2024, which included all company-owned or managed clinics, was recorded as $0.4 million based upon Level 2 inputs and $26.9 million based upon Level 3 inputs as of December 31, 2024. As a result, we recorded a valuation allowance of $5.1 million to adjust the carrying value of the disposal group to fair value less cost to sell during the year ended December 31, 2024.
Long-lived assets classified as held and used where the asset group was not determined to be recoverable are tested for impairment. During the years ended December 31, 2025 and 2024, in connection with the planned sale or determined closure of certain company-owned or managed clinics, we recorded an impairment loss of zero and $2.7 million, respectively, included in Income (loss) from discontinued operations before income tax expense in our consolidated income statements for impairment of long-lived assets classified as held and used where the asset group was not determined recoverable. The asset group was determined to be the clinic level, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The long-lived assets fair values were determined by the following: Level 1 inputs, which included observable inputs from executed lease termination agreements; Level 2 inputs where available, which included using a valuation multiple (e.g., price per square foot) based on observable prices for comparable long-lived assets; and Level 3 inputs, which included a multiple of earnings assumption using our historical earnings trend data, comparable historical asset sales by us and franchisees that were not exact matches, and (for calculating the fair value of intangible assets specifically) our historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates. Generally, a change in the assumption used for the multiple inputs would have resulted in a directionally similar change of the fair value measurement where a multiple of earnings assumption was used.
The carrying values of these asset groups impaired to their fair value during the year ended December 31, 2024 included ROU assets of $5.8 million that were written down to $4.3 million determined by Level 1 and Level 2 inputs. The carrying values of these asset groups impaired to their fair value also included property and equipment of $3.9 million that were written down to $2.8 million and reacquired rights of $299 thousand that were written down to $253 thousand both determined by Level 3 inputs discussed above. The carrying value for nearly all company-owned or managed asset groups were reclassified to assets held for sale as of December 31, 2024.
Note 6:    Debt
Credit Agreement
On February 28, 2020, we entered into a Credit Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., individually, and as Administrative Agent and Issuing Bank (“JPMorgan Chase” or the “Lender”). The Credit Agreement provided for senior secured credit facilities (the “Credit Facilities”) in the amount of $7.5 million, including a $2.0 million revolver (the “Revolver”) and a $5.5 million development line of credit (the “Line of Credit”). The Revolver included amounts available for letters of credit of up to $1.0 million and an uncommitted additional amount of $2.5 million. All outstanding principal and interest on the Revolver were due on February 28, 2022.
On February 28, 2022, we entered into an amendment to the Credit Facilities (as amended, the “2022 Credit Facility”) with the Lender. Under the 2022 Credit Facility, the Revolver increased to $20.0 million (from $2.0 million), the portion of the Revolver available for letters of credit increased to $5.0 million (from $1.0 million), the uncommitted additional amount increased to

$30.0 million (from $2.5 million) and the developmental line of credit of $5.5 million was terminated. The Revolver will be used for working capital needs, general corporate purposes and for acquisitions, development and capital improvement uses. At our option, borrowings under the 2022 Credit Facility bear interest at: (i) the adjusted Secured Overnight Financing Rate (“SOFR”), which is the daily simple SOFR, plus 0.10%, plus 1.75%, payable on the last day of the selected interest period of one, three or six months, and on the three-month anniversary of the beginning of any six-month interest period, if applicable; or (ii) an Alternative Base Rate (ABR), plus 1.00%, payable monthly. The ABR is the greatest of: (A) the prime rate (as published by the Wall Street Journal), (B) the Federal Reserve Bank of New York rate, plus 0.5%, and (C) the adjusted one-month term SOFR rate. Amounts outstanding under the Revolver on February 28, 2022 continued to bear interest at the rate selected under the Credit Facilities prior to the amendment until the last day of the interest period in effect, at which time, if not repaid, the amounts outstanding under the Revolver will bear interest at the 2022 Credit Facility rate. The 2022 Credit Facility will terminate and all principal and interest will become due and payable on the fifth anniversary of the amendment (February 28, 2027). On January 17, 2024, we paid down the outstanding balance on our Debt under the Credit Agreement of $2.0 million.

The Credit Facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; and certain fundamental changes such as a merger or sale of substantially all assets (as further defined in the Credit Facilities). The Credit Facilities require us to comply with customary affirmative, negative and financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the Credit Facilities. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. The Credit Facilities are collateralized by substantially all of our assets, including the assets in our company-owned or managed clinics. We intend to use the Revolver for general working capital needs.
On September 30, 2025, we entered into a consent and third amendment to the Credit Agreement (as amended, the “2025 Credit Facility”) with the Lender. Among other things, the 2025 Credit Facility contains the consent of the Lender to our refranchising of all company-owned or managed clinics which would have triggered certain default events included in the Credit Agreement. The 2025 Credit Facility also extended the maturity date of the Credit Facilities to August 31, 2027.
As of December 31, 2025, there are no outstanding balances under our Credit Facilities or the 2025 Credit Facility. As of December 31, 2025, we were in default of our Credit Facilities due to a violation of our fixed charge coverage ratio covenant primarily due to stock repurchases under the 2025 SRP, which constitute restricted payments. This prohibits our ability to draw upon our $20.0 million Revolver under the 2022 Credit Facility until the covenant violation is resolved.

In connection with the issuance of the Credit Facilities and the 2022 Credit Facility, we incurred debt issuance costs of $53 thousand and $76 thousand, respectively. Interest expense and amortization expense related to debt issuance costs are being amortized to “Other expense, net” and was $22 thousand and $79 thousand for the years ended December 31, 2025 and 2024, respectively.
Note 7:     Stockholders' Equity
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
During the year ended December 31, 2025, we repurchased $11.3 million of common stock at an average price of $8.73 per share, excluding related costs and fees. As of December 31, 2025, we had a remaining $5.7 million authorized for repurchasing shares of our common stock. All shares of common stock that we repurchased are held as treasury stock.

Treasury Stock

During the years ended December 31, 2025 and 2024, shares of common stock at a total cost of $8 thousand and $10 thousand, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. hares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced stock repurchase programs.
Note 8:     Stock-Based Compensation
We grant stock-based awards under our 2024 Incentive Stock Plan (the “2024 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of our common stock.

We may grant the following types of incentive awards under the 2024 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2024 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, and such other terms and conditions as the plan committee determines. Awards granted under the 2024 Plan are classified as equity awards, which are recorded in stockholders’ equity in our consolidated balance sheets. Through December 31, 2025, we have granted under the 2024 Plan (i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stock. There were no stock appreciation rights or restricted stock units granted under the 2024 Plan as of December 31, 2025. As of December 31, 2025, 1,725,057 shares of common stock remained available for issuance under the 2024 Plan.
Stock Options
Our closing price on the date of grant is the basis of fair value of its common stock used in determining the value of share-based awards. To the extent that the value of our share-based awards involves a measure of volatility, we use available historical volatility of our common stock over a period of time corresponding to the expected stock option term. We use the simplified method to calculate the expected term of stock option grants to employees. Accordingly, the expected life of the options granted is based on the average of the vesting term, which is generally four years and the contractual term, which is generally ten years. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. Forfeitures are estimated based on historical and forecasted turnover, which is approximately 5%.

We did not grant any options during the year ended December 31, 2025. We have computed the fair value of all options granted using the Black-Scholes-Merton model during the year ended December 31, 2024, using the following assumptions:

Year Ended December 31, 2024
Expected volatility	64%
Expected dividends	None
Expected term (years)	6.25
Risk-free rate	3.86%
The information below summarizes the stock options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2023	486,334	$8.88	3.7	$1,903,699
Granted at market price	38,059	10.51
Exercised	(227,952)	4.08		$1,435,074
Expired	(9,201)	26.52
Cancelled	(5,263)	41.18
Outstanding at December 31, 2024	281,977	$11.80	3.3	$777,566
Exercised	(123,460)	5.04		$656,751
Expired	(89,604)	19.01
Cancelled	(432)	45.39
Outstanding at December 31, 2025	68,481	$14.33	6.0	$59,412
Exercisable at December 31, 2025	39,936	$17.06	4.0	$59,412
Vested and expected to vest at December 31, 2025	66,000	$14.47	5.9	$59,412

The weighted-average grant-date fair value of our stock options granted during the year ended December 31, 2024 was $6.21.

The aggregate fair value of our stock options vested during 2025 and 2024 was $157 thousand and $319 thousand, respectively.
We recognize compensation costs ratably over the period of service using the straight-line method. Forfeitures are estimated based on historical and forecasted turnover, which is approximately 5%. For the years ended December 31, 2025 and 2024, stock-based compensation expense for stock options was $73 thousand and $141 thousand, respectively.
Unrecognized stock-based compensation expense for stock options as of December 31, 2025 was $166 thousand, which is expected to be recognized ratably over the next 2.8 years.
Restricted Stock
Restricted stock awards granted to employees generally vest in four equal annual installments. Restricted stock awards granted to non-employee directors vest on the earlier of (i) one year from the grant date and (ii) the date of the next annual meeting of the shareholders of our company occurring after the date of grant.

The information below summarizes the restricted stock activity:

	Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2023	231,901	$17.32
Granted	285,656	9.95
Vested	(107,103)	16.17
Cancelled	(104,472)	14.05
Non-vested at December 31, 2024	305,982	11.97
Granted	301,896	10.54
Vested	(107,854)	12.61
Cancelled	(146,534)	11.24
Non-vested at December 31, 2025	353,490	$10.86
For the years ended December 31, 2025 and 2024, stock-based compensation expense for restricted stock was $1.2 million and $1.5 million, respectively. Unrecognized stock-based compensation expense for restricted stock awards as of December 31, 2025 was $2.9 million to be recognized ratably over 2.9 years.
Tax Benefits
Net income (loss) for 2025 and 2024 included pre-tax expense related to stock-based compensation of $1.3 million and $1.7 million, respectively. We recognized federal income tax benefits of zero and $0.1 million from the exercises of stock options and restricted stock awards for 2025 and 2024, respectively.

Note 9:    Income Taxes
The components of loss from continuing operations before the provision for income taxes, by taxing jurisdiction are as follows:

	December 31,
	2025	2024
Domestic	$(229,504)	$(1,608,738)
Total	$(229,504)	$(1,608,738)
Income tax expense reported in the consolidated income statements is comprised of the following:

	December 31,
	2025	2024
Current expense:
State, net of state tax credits	$38,653	$62,759
Total current expense	38,653	62,759
Deferred expense (benefit):
Federal	—	(57,153)
Total deferred expense (benefit)	—	(57,153)
Total income tax expense	$38,653	$5,606
The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are provided below:

	December 31,
	2025	2024
Deferred income tax assets:
Accrued expenses	$757,576	$1,607,324
Deferred revenue	3,535,528	3,909,555
Lease liabilities	3,795,895	5,710,136
Goodwill - component 1	383,987	—
Goodwill - component 2	49,829	55,368
Fixed assets	471,855	—
Nonqualified stock options	117,962	322,376
Net operating loss carryforwards	3,261,907	3,029,413
Tax credits	35,850	35,850
Intangible assets	3,416,636	3,921,742
Stock-based compensation expense	141,563	139,038
Total	15,968,588	18,730,802
Less: valuation allowance	(11,327,659)	(12,307,555)
Total deferred income tax assets	4,640,929	6,423,247
Deferred income tax liabilities:
Lease ROU asset	(4,320,092)	(5,392,996)
Deferred franchise costs	(320,837)	(75,284)
Goodwill - component 1	—	(807,824)
Fixed assets	—	(147,143)
Total deferred income tax liabilities	(4,640,929)	(6,423,247)
Net deferred income taxes	$—	$—

A valuation allowance of $11.3 million and $12.3 million was recorded against the deferred tax asset balance of The Joint Corp., without its VIEs, as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the valuation allowance decreased by $1.0 million. As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets in each reporting jurisdiction. A significant piece of objective evidence evaluated was the cumulative loss incurred in each jurisdiction over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth, in evaluating the need for a valuation allowance. As a result, we determined that it is more likely than not that The Joint Corp. will not realize its deferred tax assets as of December 31, 2025, and has recorded a valuation allowance after consideration of any recorded deferred tax liabilities.

Additionally, deferred tax assets attributable to its VIEs of $1.0 million and $1.1 million were classified as discontinued operations as of December 31, 2025 and 2024, respectively, and are related to deferred revenue. See Note 3, Divestitures for more information on discontinued operations.

The Joint Corp., without the VIEs, has federal gross net operating loss carryforwards of $10.2 million and $12.3 million as of December 31, 2025 and 2024, respectively. The federal tax effected impacts of these net operating losses were $2.1 million and $2.6 million as of December 31, 2025 and 2024, respectively. $7.8 million of the federal net operating loss as of December 31, 2025 is subject to a 20-year carryforward, with a portion beginning to expire in 2036. $2.3 million of the federal net operating loss as of December 31, 2025 has an indefinite carryforward period.

The Joint Corp., without the VIEs, has state net operating loss carryforwards of $10.2 million and $3.6 million as of December 31, 2025 and 2024, respectively. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating loss carryforwards are not utilized, a portion will begin to expire in 2026.

We have research and development credits of $14 thousand that will begin to expire in 2031 and California Alternative Minimum Tax credits of $22 thousand that do not expire.

The provision for income taxes differs from the amount calculated using the statutory federal corporate income tax rate of 21% due to the following items:

	For the Years Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Loss from continuing operations before provision for income taxes	$(229,504)		$(1,608,738)

Expected federal tax expense at U.S. federal statutory rate	(48,388)	21.0%	(337,835)	21.0%
State and local income taxes (net of federal income tax effect) (1)	(128,782)	56.1%	79,774	(5.0)%
Changes in valuation allowances	(507,419)	221.1%	66,503	(4.1)%
Nontaxable or nondeductible items:
Section 162(m) officer compensation	—	—%	85,992	(5.3)%
Share based compensation (2)	(28,302)	12.3%	(119,263)	7.4%
Payroll tax penalty	(45,749)	19.9%	—	—%
Meals and entertainment	23,549	(10.2)%	30,462	(1.9)%
Other items	17,710	(7.7)%	26,572	(1.6)%
Changes in unrecognized tax benefits	300,582	(130.9)%	212,687	(13.2)%
Other adjustments:
Deferred true-up to deferred franchise costs	285,915	(124.5)%	—	—%
Current year expirations of non-qualified stock options	217,356	(94.7)%	—	—%
Other items	(47,819)	20.8%	(39,286)	2.4%
Total income tax expense and effective rate	$38,653	(16.8)%	$5,606	(0.3)%
___________
(1) State taxes in Arizona, California and Texas made up the majority (greater than 50%) of the tax effect in this category.
(2) Share based compensation includes incentive stock options, non-qualified stock options and restricted stock awards.

Changes in our income tax expense relate primarily to state income taxes (net of federal tax and permanent differences), changes in tax rates, stock compensation, shortfall/windfall on stock compensation expense, change in valuation allowance and uncertain tax positions during the year ended December 31, 2025, as compared to the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, effective tax rates were (16.8)% and (0.3)%, respectively. The difference between the statutory federal income tax rate and our effective tax rate was primarily due to the uncertain tax position net impact and state taxes (net of federal taxes) for the year ended December 31, 2025. The difference between the statutory federal income tax rate and our effective tax rate was primarily due to the valuation allowance, change in tax rate and uncertain tax position for the year ended December 31, 2024.

We apply a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit or obligation as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.
For the years ended December 31, 2025 and 2024, we had gross uncertain tax positions attributable to the VIEs, recorded as discontinued operations, of $0.6 million and $0.9 million, respectively.

	December 31,
	2025	2024
Beginning balance	$948,182	$1,175,766
Reductions for expiration of the statute of limitations	(314,468)	(227,584)
Ending balance	$633,714	$948,182

As of December 31, 2025 and December 31, 2024, there were $20 thousand and $22 thousand, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. Accrued interest and penalties were $178 thousand and $202 thousand for the years ended December 31, 2025 and 2024, respectively, and recorded as other liabilities.
The amount of cash paid for income taxes (net of refunds received) was as follows:

	December 31,
	2025	2024
Federal	$321,000	$285,510
State:
Arizona	62,000	—
California	168,000	182,000
Texas	62,000	51,026
Other state jurisdictions	13,752	91,956
Income taxes paid (net of refunds received)	$626,752	$610,492
With exceptions due to the generation and utilization of net operating losses or credits, as of December 31, 2025, we are no longer subject to federal and state examinations by taxing authorities for tax years before 2022 and 2021, respectively.
Note 10:     Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the years ended December 31, 2025 and 2024:

		Years Ended December 31,
	Line Item in our Consolidated Income Statements	2025	2024
Operating lease costs:
Operating lease costs	General and administrative expenses	$355,912	$325,396
Total lease costs		$355,912	$325,396

Supplemental information and balance sheet location related to leases for the years ended December 31, 2025 and 2024 was as follows:

	Years Ended December 31,
	2025	2024
Operating Leases:
Operating lease right-of -use asset	$1,572,173	$555,536
Operating lease liability, current portion	$194,179	$483,337
Operating lease liability, net of current portion	1,815,527	311,689
Total operating lease liability	$2,009,706	$795,026

Weighted average remaining lease term (in years):
Operating leases	5.4	3.6

Weighted average discount rate:
Operating leases	6.5%	6.5%
Supplemental cash flow information related to leases for the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$460,056	$505,577

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	1,554,504	—
Maturities of lease liabilities as of December 31, 2025 were as follows:

Operating Leases
2026	$268,762
2027	467,453
2028	479,129
2029	491,077
2030	503,374
Thereafter	211,904
Total lease payments	2,421,699
Less: Imputed interest	(411,993)
Total lease obligations	2,009,706
Less: Current obligations	(194,179)
Long-term lease obligations	$1,815,527
Guaranties in Connection with the Sale of the Divested Business
In connection with the sale of company-owned or managed clinics, we guaranteed 39 future operating lease commitments assumed by the buyers. We are obligated to perform under the guaranties if the buyers fail to perform under the lease agreements at any time during the remainder of the term of the lease agreements, the latest of which expires on December 31, 2033. As of December 31, 2025, the undiscounted maximum remaining lease payments totaled $5.0 million. We have not recorded a liability with respect to our obligations under the guaranties as of December 31, 2025, as we concluded that payment under the guaranties was not probable.
Litigation

In the normal course of business, we are party to litigation and claims from time to time. We maintain insurance to cover certain litigation and claims, subject to policy limits.
During the second quarter of 2024, we entered into settlement agreements from litigation related to employment matters of $1.5 million that was outside the normal course of business which we have accrued for in discontinued operations current liabilities as of December 31, 2025. The settlement is expected to be paid out during the first quarter of 2026.
Additionally, ongoing litigation related to a medical injury claim between a patient (“the Claimant”) and us filed on September 5, 2023 reached a settlement agreement on February 25, 2025. Per the terms of the settlement agreement, we and our insurance will pay the claimant $3.4 million. We accrued the settlement recorded in discontinued operations current liabilities for $3.4 million as of December 31, 2024. The expense from the accrual was offset by a receivable recorded as discontinued operations current assets from our insurance providers for $1.9 million as of December 31, 2024. The settlement was paid in full during the first quarter of 2025.
In 2025, we determined that the likelihood of a loss related to multiple lawsuits, including three cases consolidated into one class action lawsuit (but not yet certified), six individual cases related to each other by the court and two unrelated individual cases, all filed against us and a chiropractor employed by the professional corporation providing clinical services in 2024, 2025 and 2026 in the State of California became probable. The initial lawsuit was filed against us on June 6, 2024 with the Superior Court of California in Los Angeles County. The lawsuits allege, among other claims, an invasion of privacy, negligence, emotional distress, sexual harassment, unlawful recording, failure to provide a safe environment and trespass on person at one of our company-owned or managed clinics. The lawsuits are currently in discovery and trial is scheduled to begin in early 2027. We intend to continue to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases and therefore, no accrual exists as of December 31, 2025. We also note that our exposure to these cases may be limited by our insurance coverage, but the potential exposure is undetermined as of December 31, 2025.
During the year ended December 31, 2025, we incurred litigation expenses, including settlement costs related to employment matters that were outside the normal course of business, of $0.4 million, included as Income (loss) from discontinued operations before income tax expense in our consolidated income statements.
During the year ended December 31, 2024, we incurred litigation expenses, including settlement costs related to employment matters that were outside the normal course of business and a medical injury claim, of $3.0 million, included as Income (loss) from discontinued operations before income tax expense in our consolidated income statements.
Note 11: Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. We have identified the Chief Executive Officer as our CODM.
Historically, we had two operating business segments: (1) Corporate Clinics, and (2) Franchise Operations. The Corporate Clinics segment is comprised of the activities of the company-owned or managed clinics. In the fourth quarter of 2024, as part of our refranchising strategy, all but one of the company-owned or managed clinics in the Corporate Clinic segment met the criteria to be reported as discontinued operations as of December 31, 2024 (Refer to Note 3, Divestitures for financial information on the discontinued operating Corporate Clinics segment). Therefore, since December 31, 2024, we have had one reportable segment: Franchise Operations. As of December 31, 2025, all company-owned or managed clinics in the Corporate Clinic segment met the criteria to be reported as discontinued operations. In accordance with Accounting Standards Codification 205-20, Discontinued Operations, expenses that in prior periods were partially allocated to the Corporate Clinic segment that are not wholly related to the activity of the segment have been recast to be presented in continuing operations, which is now Franchise Operations. Additionally, any expenses previously identified as Corporate Unallocated have been allocated entirely to the Franchise Operations segment.
The Franchise Operations segment is comprised of the operating activities of the franchise business unit. The Franchise Operations segment derives revenue primarily from customers by providing access to our franchise license, which represents symbolic intellectual property (See Note 2, Revenue Disclosures for additional details). The Franchise Operations segment is managed on a consolidated basis because all operations are located within a similar economic and regulatory environment, provide the same services and share the same business model and pricing strategies. As of December 31, 2025, the franchise system consisted of 885 clinics in operation. The accounting policies for the franchise segment are the same as those described in Note 1, Nature of Operations and Summary of Significant Accounting Policies. The CODM uses the following metrics to assess performance and determine how to allocated resources; Net Income, Gross Profit, Operating Income, and Adjusted EBITDA. Net Income, Gross Profit, and Operating Income are reported on the consolidated income statements. Adjusted EBITDA is presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures and is reconciled back to consolidated Net loss from continuing operations on the consolidated income statements. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses these financial measures to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits in the Franchise Segment or into other parts of the entity, such as new products or services, expanding into new geographic territories, acquisitions or reacquisitions, or stock buybacks. Net Income and Adjusted EBITDA are used to monitor budget verses actual results. The CODM also uses Net Income and Adjusted EBITDA in conjunction with certain non-financial metrics in competitive analysis by benchmarking to our competitors. The competitive analysis along with the monitoring of budgeted verses actual results are used in assessing performance of the segment and in establishing management’s compensation.
The following table summarizes total revenue and significant expense categories and amounts for our reportable segment that aligns with the segment level information that is regularly provided to the CODM:

	Years Ended December 31,
	2025	2024
Revenue	$54,895,592	$52,163,430
Less:
Franchise and regional developer cost of revenues	9,500,559	10,063,644
IT cost of revenues	1,724,915	1,453,204
Selling and marketing expenses	13,299,399	10,973,610
Adjusted General and administrative expenses	27,256,923	27,359,643
Stock compensation expense	1,297,433	1,679,005
Other segment items, net(a)	401,706	871,673
Depreciation and amortization expense	1,644,161	1,371,389
Income tax expense	38,653	5,606
Segment loss	$(268,157)	$(1,614,344)
Reconciliation of loss

Net loss from continuing operations	(268,157)	(1,614,344)
Net income (loss) from discontinued operations	3,175,422	(4,182,549)
Net income (loss)	$2,907,265	$(5,796,893)
_____________
(a) Other segment items, net includes interest income, acquisition related expenses, net loss on disposition or impairment, costs related to restatement filings, and restructuring costs.
Note 12: Related Party Transactions

Mr. Jefferson Gramm, Managing Partner of Bandera Partners LLC, who is a beneficial holder of more than 5% of our outstanding common stock (approximately 28% as of December 31, 2025), was appointed to the Board of Directors effective as of January 2, 2024.

In December 2020, we sold two franchise licenses at $40 thousand and $30 thousand each (which reflects the $10 thousand multi-unit discount for the second license per the Franchise Disclosure Document) to Marshall Gramm, who is a family member of Mr. Jefferson Gramm. In April 2020 and 2021, we sold two franchise licenses at $40 thousand and $30 thousand, respectively (which reflects the $10 thousand multi-unit discount for the second license per the Franchise Disclosure Document), to a franchisee of which Mr. Jefferson Gramm is a 50% co-partner in the business. In the fourth quarter of 2024, Mr. Jefferson Gramm divested his interest in the clinics to which he is a 50% co-partner in the business.

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

In October 2020, Mr. Gramm loaned approximately $370 thousand to an unaffiliated franchisee that owns and operates one franchise clinic. The loan is not secured by the assets of the business and there are no foreclosure rights. As of December 31, 2025, the remaining balance on the unsecured loan was approximately $196 thousand.

Note 13: Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2025 and 2024 is summarized below:

	2025					2024
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3	Q4	Total
Total revenues	$13,077,590	$13,270,270	$13,380,685	$15,167,047	$54,895,592	$12,184,716	$12,610,036	$12,654,396	$14,714,282	$52,163,430
Total costs of revenues	2,972,126	2,772,607	2,661,234	2,819,507	11,225,474	2,704,512	2,812,389	2,814,963	3,184,984	11,516,848
Selling and marketing expenses	3,505,150	3,483,844	2,816,081	3,494,324	13,299,399	2,237,583	3,440,391	2,504,168	2,791,468	10,973,610
Depreciation and amortization	361,930	402,295	446,736	433,200	1,644,161	329,634	342,454	345,835	353,466	1,371,389
General and administrative expenses	6,914,945	7,745,251	7,295,719	7,676,121	29,632,036	7,339,308	7,793,465	7,478,669	7,513,147	30,124,589
Total selling, general and administrative expenses	10,782,025	11,631,390	10,558,536	11,603,645	44,575,596	9,906,525	11,576,310	10,328,672	10,658,081	42,469,588
Net loss on disposition or impairment	1,973	4,440	—	1,485	7,898	275	662	3,581	61,501	66,019
(Loss) income from continuing operations	(678,534)	(1,138,167)	160,915	742,410	(913,376)	(426,596)	(1,779,325)	(492,820)	809,716	(1,889,025)
Other income, net	185,917	159,922	139,801	198,232	683,872	36,259	80,471	83,828	79,729	280,287
(Loss) income from continuing operations before income tax expense	(492,617)	(978,245)	300,716	940,642	(229,504)	(390,337)	(1,698,854)	(408,992)	889,445	(1,608,738)
Income tax expense (benefit)	13,404	11,390	10,346	3,513	38,653	8,582	11,169	5,391	(19,536)	5,606
Net (loss) income from continuing operations	(506,021)	(989,635)	290,370	937,129	(268,157)	(398,919)	(1,710,023)	(414,383)	908,981	(1,614,344)
Income (loss) from discontinued operations before income tax expense	1,577,229	1,183,199	664,269	(224,068)	3,200,629	1,516,243	(1,719,222)	(2,693,562)	(1,075,745)	(3,972,286)
Income tax expense(benefit) from discontinued operations	103,412	100,201	99,630	(278,036)	25,207	170,345	167,153	57,194	(184,429)	210,263
Net income (loss) from discontinued operations	1,473,817	1,082,998	564,639	53,968	3,175,422	1,345,898	(1,886,375)	(2,750,756)	(891,316)	(4,182,549)
Net income (loss)	967,796	93,363	855,009	991,097	2,907,265	946,979	(3,596,398)	(3,165,139)	17,665	(5,796,893)

Net (loss) income from continuing operations per common share
Basic	$(0.03)	$(0.06)	$0.02	$0.06	$(0.02)	$(0.03)	$(0.11)	$(0.03)	$0.06	$(0.11)
Diluted	$(0.03)	$(0.06)	$0.02	$0.06	$(0.02)	$(0.03)	$(0.11)	$(0.03)	$0.06	$(0.11)
Net income (loss) from discontinued operations per common share:
Basic	$0.09	$0.07	$0.04	$0.01	$0.21	$0.09	$(0.13)	$(0.18)	$(0.06)	$(0.28)
Diluted	$0.09	$0.07	$0.04	$0.01	$0.21	$0.09	$(0.12)	$(0.18)	$(0.06)	$(0.28)
Net income (loss) per common share:
Basic	$0.06	$0.01	$0.06	$0.07	$0.19	$0.06	$(0.24)	$(0.21)	$—	$(0.39)
Diluted	$0.06	$0.01	$0.06	$0.07	$0.19	$0.06	$(0.24)	$(0.21)	$—	$(0.38)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2025 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date due to the material weakness remediation in internal control over financial reporting, described below.

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

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. Therefore, it is possible to design safeguards into the process to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control Integrated Framework (2013).

As disclosed in Part II, Item 9A – Controls and Procedures in our Form 10-K/A for the year ended December 31, 2024, we previously identified a material weakness as discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal controls related to the accounting treatment for non-routine, unusual or complex transactions. Specifically, we did not adequately design, implement and maintain controls to timely analyze and account for the impairment associated with certain assets held for sale within discontinued operations and for the application of valuation methodologies impacting impairment charges related to assets held for sale.

During 2025, management implemented our previously disclosed remediation plan that included modifying internal controls to address the accounting treatment for non-routine, unusual or complex transactions and the application of valuation methodologies impacting impairment charges, specifically through the utilization of subject matter experts to review conclusions over our impairment methodologies.

During the fourth quarter of 2025, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2025. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements and other financial information included in this Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this Form 10-K.

This on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Changes in Internal Controls over Financial Reporting

Other than the changes in connection with our implementation of the remediation plan discussed above, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2025 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the quarter ended December 31, 2025, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, defined in Item 408 of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) and is incorporated herein by reference.
Code of Ethics and Business Conduct
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference, except for the information required by Item 402(v) of Regulation S-K, which is specifically not incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND     RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
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
(3)Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-198860	3.2	9/19/2014
3.2	Fourth Amended and Restated Bylaws	10-Q	001-36724	3.2	9/26/2023
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36724	4.1	3/6/2020
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and officers and related schedule.	S-1	333-198860	10.1	9/19/2014
10.2#	Amended and Restated 2014 Incentive Stock Plan.	8-K	001-136724	10.1	5/25/2023
10.3#	Amendment to Amended and Restated 2014 Incentive Stock Plan	10-K	001-36724	10.6	3/6/2020
10.4#	Amendment to Amended and Restated 2014 Incentive Stock Plan	10-K	001-36724	10.5	3/14/2022
10.5#	Form of Incentive Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.4	10/27/2015
10.6#	Form of Incentive Stock Option Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.1	4/3/2019
10.7#	2020 Amended Form of Incentive Stock Option Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.9	3/6/2020
10.8#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan.	S-1	333-207632	10.5	10/27/2015
10.9#	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.2	4/3/2019
10.10#	Amended Form of Nonstatutory Stock Option Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.12	3/6/2020
10.11#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan for Article 7, Annual Option Grants.	S-1	333-207632	10.6	10/27/2015
10.12#	Form of Restricted Stock Award under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.54	3/9/2018
10.13#	2019 Amended Form of Restricted Stock Award Agreement under Amended and Restated 2014 Stock Plan	8-K	333-207632	10.3	4/3/2019
10.14#	2020 Amended Form of Restricted Stock Award Agreement under Amended and Restated 2014 Stock Plan	10-K	001-36724	10.16	3/6/2020
10.15#	Executive Short-Term Incentive Plan (amended January 25, 2021)	8-K	001-36724	10.1	1/27/2021
10.16#	Executive Short-Term Incentive Plan (amended May 2, 2021)	10-Q	001-36724	10.1	8/6/2021
10.17#	Employment Letter Agreement between The Joint Corp. and Jake Singleton dated November 6, 2018	8-K	001-36724	10.1	11/8/2018
10.18#	Confidentiality, Noncompetition and Nonsolicitation Agreement between the Registrant and Jake Singleton dated November 6, 2018	8-K	001-36724	10.2	11/8/2018
10.19#	Amendment to Employment Letter Agreement between the Registrant. and Jake Singleton dated March 3, 2020	10-K	001-36724	10.32	3/6/2020
10.20#	Employment Letter Agreement between the Registrant and Peter Holt dated December 11, 2018	8-K	001-36724	10.1	12/6/2018

10.21#	Confidentiality, Noncompetition and Nonsolicitation Agreement between the Registrant and Peter Holt dated December 11, 2018	10-K	001-36724	10.47	3/11/2019
10.22	Lease Agreement dated May 17, 2019 between the Registrant and Terra Verde Owner LLC for the Registrant’s office located at 16767 North Perimeter Drive, Suite 110, Scottsdale, Arizona 85260	10-K	001-36724	10.20	3/6/2020
10.23	Form of the Registrant’s Regional Developer License Agreement.	10-K/A	001-36724	10.24	9/26/2023
10.24	Form of the Registrant’s Franchise Agreement.	10-K/A	001-36724	10.25	9/26/2023
10.25	Credit Agreement, dated as of February 28, 2020, among the Registrant JPMorgan Chase Bank, N.A., as the Lender, and JPMorgan Chase Bank, N.A., as Administrative Agent and Sole Bookrunner and Sole Lead Arranger	8-K	001-36724	10.1	3/3/2020
10.26	Pledge and Security Agreement, dated as of February 28, 2020, among the Registrant and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-36724	10.2	3/3/2020
10.27	Term A Loan Note dated February 28, 2020	8-K	001-36724	10.3	3/3/2020
10.28	Revolving Loan Note dated February 28, 2020	8-K	001-36724	10.4	3/3/2020
10.29	Loan Note dated as of April 9, 2020	8-K	001-36724	10.1	4/15/2020
10.30	Corrected Second Amendment to Credit Agreement, dated as of February 28, 2022 (the “2022 Amendment”) with Annex 1 Credit	10-Q	001-36724	10.1	5/6/2022
10.31	Amended and Restated Revolving Loan Note dated February 28, 2022	8-K	001-36724	10.2	3/4/2022
10.32	Asset Purchase Agreement dated July 17, 2019, by and among the Registrant, TJ of Savannah – Twelve Oaks, LLC, a Georgia limited liability company, TJ of Pooler, LLC, a Georgia limited liability company, and TJ of Bluffton, LLC, a Georgia limited liability company , Robyn Meglin and Allen Meglin, as amended	8-K	001-36724	10.1	7/23/2019
10.33	Asset and Franchise Purchase Agreement, dated August 1, 2019, among the Registrant, RJJ, LLC a South Carolina limited liability company, Robin Willey and Judy Willey	8-K	001-36724	10.1	8/5/2019
10.34	North Carolina Regional Developer License Purchase Agreement dated as of December 31, 2020 by and among the Registrant as purchaser, Wellness Incorporated, a North Carolina corporation as seller, and Paul Trindel as guarantor	10-K	001-36724	10.40	3/5/2021
10.35	Georgia Regional Developer License Purchase Agreement dated as of January 1, 2021 by and among the Registrant as purchaser, Midtown Health Solutions, Inc., a Georgia corporation as seller, and Dr. Patrick Greco as guarantor	10-K	001-36724	10.41	3/5/2021

10.36
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
		10-Q	001-36724	10.1	8/5/2022
10.37#	Executive Short-Term Incentive Plan (STIP) (Amended March 7, 2023)	10-Q/A	001-36724	10.16	10/30/2023
10.38#	Confidentiality Agreement	8-K	001-36724	10.2	11/8/2023
10.39#	The Joint Corp. 2024 Incentive Stock Plan	8-K	001-36724	10.1	5/24/2024
10.40#	Form of Stock Option Agreement (Incentive Stock Option Granted Under The Joint Corp. 2024 Incentive Stock Plan)	10-K	001-36724	10.41	3/14/2025
10.41#	Form of Stock Option Agreement (Nonstatutory Stock Option Granted Under The Joint Corp. 2024 Incentive Stock Plan)	10-K	001-36724	10.42	3/14/2025
10.42#	Form of Restricted Stock Award (The Joint Corp. 2024 Incentive Stock Plan)	10-K	001-36724	10.43	3/14/2025
10.43#	Form of Confidentiality and Nonsolicitation Agreement	10-K	001-36724	10.44	3/14/2025
10.44#	Separation Agreement and Release, dated October 13, 2024, by and between the Registrant and Peter D. Holt	8-K	001-36724	10.1	10/15/2024
10.45#	Employment Agreement, dated October 14, 2024, by and between the Registrant and Sanjiv Razdan	8-K	001-36724	10.2	10/15/2024
10.46#	Restricted Stock Award Grant Agreement, dated as of October 14, 2024, by and between the Registrant and Sanjiv Razdan	8-K	001-36724	10.3	10/15/2024
10.47#	Stock Option Agreement, dated as of October 14, 2024, by and between the Registrant and Sanjiv Razdan	8-K	001-36724	10.4	10/15/2024
10.48#	Confidentiality and Nonsolicitation Agreement, dated as of October 14, 2024, by and between the Registrant and Sanjiv Razdan	8-K	001-36724	10.5	10/15/2024
10.49	Amended and Restated Nomination and Standstill Agreement, dated as of December 19, 2024, by and among The Joint Corp., Bandera Master Fund L.P., Bandera Partners LLC, Gregory Bylinsky, and Jefferson Gramm	8-K	001-36724	10.1	12/23/2024
10.50#	Executive Short-Term Incentive Plan (STIP) (Amended March 10, 2025)	10-K	001-36724	10.51	3/14/2025
10.51#	Employment Agreement, dated June 10, 2025, by and between the Registrant and Scott J. Bowman	8-K	001-36724	10.1	6/10/2025
10.52***	Asset Purchase Agreement, dated June 23, 2025, by and between the Registrant and Joint Ventures, LLC, a Nevada limited liability company	10-Q	001-36724	10.2	8/12/2025
10.53#	Separation Agreement and Release, dated August 22, 2025, by and between the Registrant and Jake Singleton	8-K	001-36724	10.1	8/27/2025

10.54	Consent and Third Amendment to Credit Agreement, dated as of September 30, 2025, by and between the Registrant and JPMorgan Chase Bank, N.A.	8-K	001-36724	10.1	10/6/2025
10.55	Asset Purchase Agreement, dated November 2, 2025, by and among the Registrant, Elite Chiro Group, and Gadi Emein					X
10.56
Asset Purchase Agreement, dated December 5, 2025, by and among the Registrant, Addisco Value, LLC, Triangle Chiropractic Associates P.C., Bluffton TJ, LLC, Alex Klaus, Todd Wegerski, DC, Lisa Ezell, Andrew Michael Evec, and Susan Ruth Train
						X
10.57	Letter Agreement, dated as of January 5, 2026, by and among the Registrant, Bandera Partners LLC, and Jefferson Gramm	8-K	001-36724	10.1	1/9/2026
19.1	Insider trading policies and procedures	10-K	001-36724	19.1	3/14/2025
21	List of subsidiaries of the Registrant	S-1	333-198860	21.1	9/19/2014
23.1	Consent of BDO USA, P.C.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	The Joint Corp. Executive Officer Clawback Policy	10-K/A	001-36724	97	8/12/2025

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
# Management contract or compensatory plan or arrangement
** Furnished, not filed
*** Certain schedules and exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.
___________________
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2026.

The Joint Corp.

By:	/s/ Scott J. Bowman
Scott J. Bowman, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjiv Razdan	President, Chief Executive Officer and Director	March 12, 2026
Sanjiv Razdan	(Principal Executive Officer) and Director

/s/ Scott J. Bowman	Chief Financial Officer	March 12, 2026
Scott J. Bowman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew E. Rubel	Lead Director	March 12, 2026
Matthew E. Rubel

/s/ Ronald V. DaVella	Director	March 12, 2026
Ronald V. DaVella

/s/ Suzanne M. Decker	Director	March 12, 2026
Suzanne M. Decker

/s/ Jefferson Gramm	Director	March 12, 2026
Jefferson Gramm

/s/ Christopher Grandpre	Director	March 12, 2026
Christopher Grandpre

/s/ Abe Hong	Director	March 12, 2026
Abe Hong

/s/ Sandi Karrmann	Director	March 12, 2026
Sandi Karrmann