Form 10-Q
period 2026-03-31
JOINT Corp
filed 2026-05-08
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of May 4, 2026, the registrant had 14,255,396 shares of Common Stock ($0.001 par value) outstanding.

THE JOINT CORP.
FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially in the Management’s Discussion and Analysis, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included or incorporated in this Quarterly Report on Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” “seek,” “strive,” or the negative of these terms, “mission,” “goal,” “objective,” or “strategy,” or other comparable terminology. All forward-looking statements in this Quarterly Report on Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our Securities and Exchange Commission (“SEC”) reports, including those risks outlined under “Risk Factors” which are contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026, and in Part II, Item 1A of this or any subsequent quarterly reports on Form 10-Q. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Quarterly Report on Form 10-Q. You should carefully consider the trends, risks and uncertainties described below and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. We undertake no obligation to update or revise publicly any forward-looking statements, other than in accordance with legal and regulatory obligations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

The specific forward-looking statements in this Quarterly Report on Form 10-Q include the following:

•the expected adoption and impact of recent accounting pronouncements;

•the outcome and impact on our company of any litigation in which we are involved;

•our plan to continue our franchised-focused expansion of chiropractic clinics in key markets throughout North America, and potentially abroad, as we seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry;

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

•our belief that recent events that may impact our business include unfavorable global economic or political conditions, continued labor shortages, and inflation and other cost increases;

•our anticipation that 2026 will continue to be a volatile macroeconomic environment;

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

•our belief that we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business; and

•our expectation that for the remainder of 2026, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change.
Factors that could contribute to these differences include, but are not limited to, our inability to identify and recruit enough qualified chiropractors and other personnel to staff our clinics, due in part to the nationwide labor shortage and an increase in operating expenses due to measures we may need to take to address such shortage; inflation, leading to increased labor costs and interest rates, as well as changes to import tariffs and increased gas prices, may lead to reduced discretionary spending, all of which may negatively impact our business; our failure to profitably operate company-owned or managed clinics; our failure to refranchise as planned; short-selling strategies and negative opinions posted on the internet, which could drive down the market price of our common stock and result in class action lawsuits; our failure to remediate future material weaknesses in our internal control over financial reporting, which could negatively impact our ability to accurately report our financial results, prevent fraud, or maintain investor confidence; and other factors described in our filings with the SEC, including in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and subsequent filings with the SEC.
Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$20,684,014	$23,601,810
Restricted cash	742,730	700,058
Accounts receivable, net	2,343,804	2,849,864
Deferred franchise and regional development costs, current portion	903,009	945,933
Prepaid expenses and other current assets	3,143,125	1,744,556
Discontinued operations current assets ($1.0 million and $1.0 million attributable to VIEs, respectively)	21,774,582	22,246,318
Total current assets	49,591,264	52,088,539
Property and equipment, net	3,042,920	3,159,226
Operating lease right-of-use asset	1,513,179	1,572,173
Deferred franchise and regional development costs, net of current portion	3,478,066	3,827,129
Deposits and other assets	296,042	319,460
Total assets	$57,921,471	$60,966,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$961,341	$1,588,665
Accrued expenses	1,613,826	1,501,838
Co-op funds liability	742,730	700,058
Payroll liabilities	2,095,574	4,055,752
Operating lease liability, current portion	280,253	194,179
Deferred franchise fee revenue, current portion	2,487,723	2,519,018
Upfront regional developer fees, current portion	240,468	277,394
Other current liabilities	550,232	611,231
Discontinued operations current liabilities ($6.2 million and $6.1 million attributable to VIEs, respectively)	21,198,560	21,368,446
Total current liabilities	30,170,707	32,816,581
Operating lease liability, net of current portion	1,762,036	1,815,527
Deferred franchise fee revenue, net of current portion	10,207,587	10,899,271
Upfront regional developer fees, net of current portion	286,768	355,556
Total liabilities	42,427,098	45,886,935
Commitments and contingencies (Note 10)
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, zero shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 15,739,642 shares issued and 14,267,643 shares outstanding and 15,471,715 shares issued and 14,142,626 shares outstanding, respectively	15,739	15,471
Additional paid-in capital	52,343,367	52,026,407
Treasury stock 1,471,999 shares and 1,329,089 shares, at cost, respectively	(13,393,663)	(12,192,081)
Accumulated deficit	(23,496,070)	(24,795,205)

Total The Joint Corp. stockholders' equity	15,469,373	15,054,592
Non-controlling Interest	25,000	25,000
Total equity	15,494,373	15,079,592
Total liabilities and stockholders' equity	$57,921,471	$60,966,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Royalty fees	$8,032,289	$8,070,985
Franchise fees	1,145,068	828,519
Advertising fund revenue	3,647,083	2,307,502
Software fees	1,534,901	1,461,967
Other revenues	460,892	408,617
Total revenues	14,820,233	13,077,590
Cost of revenues:
Franchise and regional development cost of revenues	2,269,758	2,551,235
IT cost of revenues	452,897	420,891
Total cost of revenues	2,722,655	2,972,126
Selling and marketing expenses	3,716,904	3,505,150
Depreciation and amortization	396,693	361,930
General and administrative expenses	7,084,986	6,914,945
Total selling, general and administrative expenses	11,198,583	10,782,025
Net loss on disposition or impairment	25,327	1,973
Income (loss) from operations	873,668	(678,534)
Other income, net	240,235	185,917
Income (loss) before income tax expense	1,113,903	(492,617)
Income tax expense	11,112	13,404
Net income (loss) from continuing operations	1,102,791	(506,021)
Discontinued operations:
Income from discontinued operations before income tax expense	378,713	1,577,229
Income tax expense from discontinued operations	182,369	103,412
Net income from discontinued operations	196,344	1,473,817
Net income	$1,299,135	$967,796

Net income (loss) from continuing operations per common share:
Basic	$0.08	$(0.03)
Diluted	$0.08	$(0.03)
Net income from discontinued operations per common share:
Basic	$0.01	$0.10
Diluted	$0.01	$0.10
Net income per common share:
Basic	$0.09	$0.06
Diluted	$0.09	$0.06

Basic weighted average shares	14,181,109	15,186,420
Diluted weighted average shares	14,185,152	15,263,152
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. Stockholders' Equity	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2025	15,471,715	$15,471	$52,026,407	1,329,089	$(12,192,081)	$(24,795,205)	$15,054,592	$25,000	$15,079,592
Stock-based compensation expense	—	—	280,000	—	—	—	280,000	—	280,000
Issuance of restricted stock, net of forfeitures	258,869	259	(259)	—	—	—	—	—	—
Exercise of stock options	9,058	9	37,219	—	—	—	37,228	—	37,228
Purchases of treasury stock under employee stock plans	—	—	—	5,822	(56,528)	—	(56,528)	—	(56,528)
Common stock repurchased under authorized stock repurchase programs	—	—	—	137,088	(1,145,054)	—	(1,145,054)	—	(1,145,054)
Net income	—	—	—	—	—	1,299,135	1,299,135	—	1,299,135
Balances, March 31, 2026, (unaudited)	15,739,642	$15,739	$52,343,367	1,471,999	$(13,393,663)	$(23,496,070)	$15,469,373	$25,000	$15,494,373

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. Stockholders' Equity	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2024	15,192,893	$15,192	$49,210,455	33,015	$(870,058)	$(27,702,470)	$20,653,119	$25,000	$20,678,119
Stock-based compensation expense	—	—	293,941	—	—	—	293,941	—	293,941
Issuance of restricted stock, net of forfeitures	148,565	149	(149)	—	—	—	—	—	—
Exercise of stock options	3,000	3	905,973	—	—	—	905,976	—	905,976
Purchases of treasury stock under employee stock plans	—	—	—	779	(8,440)	—	(8,440)	—	(8,440)
Net income	—	—	—	—	—	967,796	967,796	—	967,796
Balances, March 31, 2025 (unaudited)	15,344,458	$15,344	$50,410,220	33,794	$(878,498)	$(26,734,674)	$22,812,392	$25,000	$22,837,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,299,135	$967,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404,449	388,316
Net loss on disposition or impairment	403,090	1,135,330
Net franchise fees recognized upon termination of franchise agreements	(306,594)	(100,118)
Provision for credit losses	85,216	—
Stock-based compensation expense	280,000	293,941
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	460,366	1,462,554
Prepaid expenses and other current assets	(982,100)	(2,017,426)
Deferred franchise costs	194,015	173,864
Deposits and other assets	23,278	15,914
Accounts payable	(678,729)	(481,554)
Accrued expenses	527,224	(2,989,008)
Payroll liabilities	(2,122,582)	(1,075,561)
Operating leases	(805,391)	(1,278,637)
Deferred revenue	(133,506)	(245,129)
Upfront regional developer fees	(105,714)	(73,230)
Other liabilities	(18,327)	122,294
Net cash used in operating activities	(1,476,170)	(3,700,654)

Cash flows from investing activities:
Proceeds from sale of clinics	—	40,100
Purchase of property and equipment	(234,600)	(331,505)
Net cash used in investing activities	(234,600)	(291,405)

Cash flows from financing activities:
Payments of finance lease obligation	—	(4,354)
Purchases of treasury stock under employee stock plans	(56,528)	(8,440)
Purchases of common stock under share repurchase programs	(1,145,054)	—
Proceeds from exercise of stock options	37,228	905,976
Net cash (used in) provided by financing activities	(1,164,354)	893,182

Decrease in cash, cash equivalents and restricted cash	(2,875,124)	(3,098,877)
Cash, cash equivalents and restricted cash, beginning of period	24,301,868	25,996,436
Cash, cash equivalents and restricted cash, end of period	$21,426,744	$22,897,559

Reconciliation of cash, cash equivalents and restricted cash:	March 31, 2026	March 31, 2025
Cash and cash equivalents	$20,684,014	$21,918,175
Restricted cash	742,730	979,384
Cash, cash equivalents and restricted cash, end of period	$21,426,744	$22,897,559

Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Three Months Ended March 31,
	2026	2025
Net cash paid for:
Interest	$12,500	$12,500
Income taxes, net of refunds	419	(57,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Such unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in our Annual Report on Form 10-K as of and for the year ended December 31, 2025, filed with the SEC on March 13, 2026, which included all disclosures required by GAAP. The results of operations for the periods ended March 31, 2026 and 2025 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three month periods ended March 31, 2026 and 2025 is unaudited.
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
The results of operations of the corporate clinic segment are reported in Income from discontinued operations before income tax expense in its condensed consolidated income statement for all periods presented and the related assets and liabilities associated with discontinued operations are classified as discontinued operations current assets and liabilities in the condensed consolidated balance sheets at March 31, 2026 and December 31, 2025. The condensed consolidated statement of cash flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3, Divestitures. All results and information in the condensed consolidated financial statements are presented as continuing operations and exclude the corporate clinic segment unless otherwise noted specifically as discontinued operations. For additional information, refer to Note 3, Divestitures.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of The Joint and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC, which was dormant for all periods presented. We consolidate VIEs in which we are the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations. Non-controlling interests represent third-party equity ownership interests in VIEs. All significant inter-affiliate accounts and transactions between The Joint and its VIEs have been eliminated in consolidation.
Comprehensive Income
Net income was the same as comprehensive income for the three months ended March 31, 2026 and 2025, respectively.
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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Franchised clinics:	2026	2025
Clinics open at beginning of period	885	842
Opened during the period	3	5
Closed during the period	(20)	—
Clinics in operation at the end of the period	868	847

	Three Months Ended March 31,
Company-owned or managed clinics:	2026	2025
Clinics open at beginning of period	75	125
Sold during the period	—	(2)
Closed during the period	—	(1)
Clinics in operation at the end of the period	75	122

Total clinics in operation at the end of the period	943	969

Clinic licenses sold but not yet developed	57	94
Future clinic licenses subject to executed letters of intent	53	52
Variable Interest Entities
Certain states prohibit the “corporate practice of chiropractic,” which restricts business corporations from practicing chiropractic care by exercising control over clinical decisions by chiropractic doctors. In states that prohibit the corporate practice of chiropractic, we typically enter into long-term management agreements with professional corporations (“PCs”) that are owned by licensed chiropractic doctors, which, in turn, employ or contract with doctors who provide professional chiropractic care in our clinics. Under these management agreements with PCs, we provide, on an exclusive basis, all non-clinical services of the chiropractic practice. We have entered into such management agreements with four PCs. In connection with the sale of five company-owned or managed clinics in the Kansas City region, we terminated our management agreement with one PC as of June 30, 2025. For additional information on clinic sales, refer to Note 3, Divestitures. If an entity is deemed to be the primary beneficiary of a VIE, the entity is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. In accordance with relevant accounting guidance, these PCs were determined to be VIEs, as fees paid by the PCs to us to use as our management service provider are considered variable interests because the fees do not meet all the following criteria: (1) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services; (2) the decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; and (3) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. Additionally, we have determined that we have the ability to direct the activities that most significantly impact the performance of these PCs and we have an obligation to absorb losses or receive benefits which could potentially be significant to the PCs. Accordingly, the PCs are VIEs for which we are the primary beneficiary and are consolidated by us.
The revenues of VIEs represent the revenues of company-managed clinics in states that prohibit the corporate practice of chiropractic. Our involvement with VIEs affects our financial performance and cash flows primarily through amounts recorded as revenues from company-owned or managed clinics and general and administrative expenses, which are principally comprised of payroll and related expenses, merchant card fees and insurance expense, all of which are reported in Income from discontinued operations before income tax expense in our condensed consolidated income statement. The management fees/income provided by the management agreements are considered intercompany transactions and therefore eliminated upon consolidation of VIEs.

VIE net income (including the management fee) for the three months ended March 31, 2026 and 2025, respectively, is included in Income from discontinued operations before income tax expense and Income tax expense from discontinued operations in the condensed consolidated income statements as follows:

	Three Months Ended March 31,
	2026	2025
Income from discontinued operations before income tax	$726,039	$387,287
Income tax expense from discontinued operations	182,369	103,412
Net income	$543,670	$283,875
The carrying amount of the VIEs’ assets and liabilities is included in discontinued operations as of March 31, 2026 and December 31, 2025 in the condensed consolidated balance sheets as follows:

	March 31, 2026	December 31, 2025
Discontinued operations current assets	$994,138	$994,138
Discontinued operations current liabilities	6,198,944	6,079,903
Cash and Cash Equivalents
We consider all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. We continually monitor our positions with, and credit quality of, the financial institutions with which we invest. As of the balance sheet date and periodically throughout the period, we have maintained balances in various operating accounts in excess of federally insured limits. We invest our cash primarily in short-term bank deposits and money market funds. We had $12.4 million and $19.2 million of cash equivalents invested in money market funds as of March 31, 2026 and December 31, 2025, respectively.
Restricted Cash
Restricted cash relates to cash that franchisees and company-owned or managed clinics contribute to our National Marketing Fund and cash that franchisees provide to various voluntary regional Co-Op Marketing Funds. Cash contributed by franchisees to the National Marketing Fund is to be used in accordance with our Franchise Disclosure Document with a focus on regional and national marketing and advertising. While such cash balances are not legally segregated and restricted as to withdrawal or usage, our accounting policy is to classify these funds as restricted cash.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily represents amounts due from franchisees for royalty fees. We record an allowance for credit losses as a reduction to our accounts receivables for amounts that we do not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of our franchisees, including any known or anticipated bankruptcies and an evaluation of current economic conditions, as well as our expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2026 and December 31, 2025, we had a $0.5 million and a $0.4 million allowance for credit losses, respectively.

The following table provides a reconciliation of the activity related to our allowance for credit losses:

Allowance for Credit Losses
Balance at December 31, 2024	$220,893
Bad debt expense recognized during the year	286,232
Write-off of uncollectible amounts	(77,638)
Balance at December 31, 2025	$429,487
Bad debt expense recognized during the period	85,216
Write-off of uncollectible amounts	(2,600)
Balance at March 31, 2026	$512,103
Property and Equipment
Property and equipment are stated at cost and relate mostly to the corporate headquarters leasehold improvements, its furniture and fixtures and other office and computer equipment. Depreciation is computed using the straight-line method over estimated useful lives, which is generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred, while major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. We recorded losses on disposition or impairment of $25 thousand and $2 thousand in our condensed consolidated income statement related to continuing operations property or equipment disposed of other than by sale or retirement for the three months ended March 31, 2026 and 2025, respectively.
Leases
We lease property and equipment under operating leases. We lease our corporate office space and the space for each of the company-owned or managed clinics in the portfolio. We recognize a right-of-use ("ROU") asset and lease liability for all leases. The lease for our corporate office space is recognized as a ROU asset and lease liability in its condensed consolidated balance sheet as continuing operations while all other leases for each of the company-owned or managed clinics are reported in discontinued operations. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at our sole discretion and, as such, we typically determine that exercise of these renewal options is not reasonably certain. As a result, we do not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the ROU asset and lease liability. When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. In such cases, we estimate our incremental borrowing rate as the interest rate we would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease and in a similar economic environment. We estimate these rates using available evidence such as rates imposed by third-party lenders to us in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to our estimated creditworthiness.

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

During the three months ended March 31, 2026, certain leases related to discontinued operations were terminated early with the landlord as a result of corporate clinic closures. The net losses to terminate the leases were recorded in Income from discontinued operations before income tax in the condensed consolidated income statement of $6 thousand and $192 thousand for the three months ended March 31, 2026 and 2025, respectively.

Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to estimated undiscounted future cash flows in our assessment of whether or not long-lived assets are recoverable. We record an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. No impairment losses on long-lived assets were recognized from continuing operations during the three months ended March 31, 2026 and 2025.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales prices or the clinics’ estimated fair values, we recorded an estimated net loss on disposal, which is included in Income from discontinued operations before income tax expense in the condensed consolidated income statement as follows:

	Three Months Ended March 31,
	2026	2025
Net loss on disposition or impairment related to discontinued operations	$408,232	$982,934
A valuation allowance of $6.7 million and $6.3 million as of March 31, 2026 and December 31, 2025, respectively, are included in Discontinued operations current assets on the condensed consolidated balance sheet.
The following table shows a reconciliation of our impairment and disposal losses recorded in Income from discontinued operations before income tax expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Impairment on assets held for sale
Assets held for sale	$408,232	$982,934
Loss on disposal of assets other than by sale
Property and equipment, net	816	9,241
Operating lease right-of-use asset	6,484	192,083
Gain on the sale of assets	(37,768)	(50,901)
Total net loss on disposition or impairment related to discontinued operations	$377,764	$1,133,357
Revenue Recognition
We generate revenue primarily through company-owned or managed clinics and through royalties, franchise fees, advertising fund contributions, IT-related income and computer software fees from our franchisees.
Revenues from Company-Owned or Managed Clinics. We earn revenues from clinics we own and operate or manage throughout the United States. Revenues from company-owned or managed clinics are recognized when services are performed and are related to discontinued operations. We offer a variety of membership and wellness packages, which feature discounted pricing as compared with our single-visit pricing. Amounts collected in advance for membership and wellness packages are recorded as deferred revenue and recognized when the service is performed. Any unused visits associated with monthly memberships are recognized on a month-to-month basis. We recognize a contract liability (or a deferred revenue liability) related to the prepaid treatment plans for which we have an ongoing performance obligation. We derecognize this contract liability and recognize revenue, as the patient consumes his or her visits related to the package and we transfer our services. If we determine that we are not subject to unclaimed property laws for the portion of wellness package that we do not expect to be redeemed (referred to as “breakage”), then we recognize breakage revenue in proportion to the pattern of exercised rights by the patient.
Royalties and Advertising Fund Revenue. We collect royalties as stipulated in the franchise agreement, equal to 7% of gross sales and a marketing and advertising fee currently equal to 2% of gross sales. Royalties, including franchisee contributions to advertising funds, are calculated as a percentage of clinic sales over the term of the franchise agreement. The revenue accounting standard provides an exception for the recognition of sales-based royalties promised in exchange for a license (which generally requires a reporting entity to estimate the amount of variable consideration to which it will be entitled in the transaction price). As the franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement, such sales-based royalties are recognized as franchisee clinic level sales occur. Royalties are collected semi-monthly, two working days after each sales period has ended.
Franchise Fees. We require the entire non-refundable initial franchise fee to be paid upon execution of a franchise agreement, which typically has an initial term of 10 years. Initial franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement. Our services under the franchise agreement include training of franchisees and staff, site selection, construction/vendor management and ongoing operations support. We provide no financing to franchisees and offer no guaranties on their behalf. The services provided by us are highly interrelated with the franchise license and as such are considered to represent a single performance obligation. Renewal franchise fees, as well as transfer fees, are also recognized as revenue on a straight-line basis over the term of the respective franchise agreement.
Software Fees. We collect a monthly fee from our franchisees for use of our proprietary chiropractic software, computer support and internet services support. These fees are recognized ratably on a straight-line basis over the term of the respective franchise agreement.
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
Regional developers receive fees that are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Initial fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur. This 3% fee is funded by the 7% royalties we collect from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, fees collected from the sale of the royalty stream are recognized as a decrease to franchise and regional developer cost of revenues over the remaining life of the respective franchise agreements. We did not enter into any new regional developer agreements during the three months ended March 31, 2026 and 2025.
Regional Developer Rights Contract Termination Costs
From time to time, subject to our strategy, regional developer rights are reacquired by us, resulting in a termination of the contract. The termination costs to reacquire the regional developer rights are recognized at fair value, less any unrecognized upfront regional developer fee liability balance, as a general and administrative expense in the period in which the contract is terminated in accordance with the contract terms and are recorded within general and administrative expenses in the condensed consolidated income statements. When regional developer rights are reacquired in conjunction with the sale of company-owned or managed clinics, the upfront regional developer fee liability balance at the time of the sale are treated as relieved and are included with the total consideration received when we calculate the gain or loss on the sale. On March 31, 2026, we acquired the regional developer territory rights from one of our regional developers in the state of Ohio.

Advertising Costs
Advertising costs are advertising and marketing expenses incurred by us, primarily through advertising funds. We expense production costs of commercial advertising upon first airing and expense the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses, excluding National Marketing Fund costs, were $0.1 million for each of the three months ended March 31, 2026 and 2025.
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

	Three Months Ended March 31,
	2026	2025
Net income (loss) from continuing operations	$1,102,791	$(506,021)
Net income from discontinued operations	196,344	1,473,817
Net income	$1,299,135	$967,796

Weighted average common shares outstanding - basic	14,181,109	15,186,420
Effect of dilutive securities:
Unvested restricted stock and stock options	4,043	76,732
Weighted average common shares outstanding - diluted	14,185,152	15,263,152

Income (loss) earnings per share:
Basic income (loss) earnings per share:
Continuing operations	$0.08	$(0.03)
Discontinued operations	0.01	0.10
Net income per basic share	$0.09	$0.06
Diluted income (loss) earnings per share
Continuing operations	$0.08	$(0.03)
Discontinued operations	0.01	0.10
Net income per diluted share	$0.09	$0.06
The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Stock options	52,079	85,528

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
Recent Accounting Pronouncements Adopted and Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024, on a prospective basis, with a retrospective option, and early adoption is permitted. We adopted ASU 2023-09 for the year ended December 31, 2025. There was no material effect on our condensed consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require us to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the consolidated statements of operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require us to disclose both the amount and our definition of selling expenses. The transition method is prospective with the retrospective method permitted and will be effective for the annual period ending December 31, 2027 and interim periods for the interim period beginning January 1, 2028. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.

Note 2: Revenue Disclosures
Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees
As of March 31, 2026, we had 868 franchised clinics in operation, 57 clinic licenses sold but not yet developed and 53 executed letters of intent for future clinic licenses. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires us to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality and substantially all of the utility is derived from its association with our past or ongoing activities. The nature of our promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by us are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
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
Disaggregation of Revenue
We believe that the captions contained on the condensed consolidated income statements appropriately reflect the disaggregation of our revenue by major type for the three months ended March 31, 2026 and 2025. Other revenues primarily consist of merchant income associated with preferred vendor royalties associated with franchisees’ credit card transactions.

The following table shows our revenues disaggregated according to the timing of transfer of services:

	Three Months Ended March 31,
	2026	2025
Revenue recognized at a point in time	$12,140,264	$10,787,104
Revenue recognized over time	2,679,969	2,290,486
Total revenue	$14,820,233	$13,077,590
Rollforward of Accounts Receivable
Changes in our accounts receivable, net during the three months ended March 31, 2026 were as follows:

Accounts Receivable, Net
Balance at December 31, 2025	$2,849,864
Cash received against accounts receivable included at the beginning of the year	(2,799,293)
Net increase during the three months ended March 31, 2026	2,805,336
Allowance for credit losses	(512,103)
Balance at March 31, 2026	$2,343,804
Rollforward of Contract Liabilities and Contract Assets
Changes in our contract liability for deferred franchise fees during the three months ended March 31, 2026 were as follows:

Deferred Revenue Short and Long-Term
Balance at December 31, 2025	$13,418,289
Revenue recognized that was included in the contract liability at the beginning of the year	(1,204,043)
Net increase during the three months ended March 31, 2026	481,064
Balance at March 31, 2026	$12,695,310
Our deferred franchise and development costs represent capitalized sales commissions. Changes during the three months ended March 31, 2026 were as follows:

Deferred Franchise and Development Costs Short and Long-Term
Balance at December 31, 2025	$4,773,062
Cost of revenue recognized that was included in the contract asset at the beginning of the year	(421,091)
Net increase during the three months ended March 31, 2026	29,104
Balance at March 31, 2026	$4,381,075

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2026:

Contract liabilities expected to be recognized in	Amount
2026 (remainder)	$1,884,694
2027	2,371,605
2028	2,186,148
2029	1,851,952
2030	1,590,027
Thereafter	2,810,884
Total	$12,695,310
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
Since December 31, 2024, the corporate clinics classified as held for sale or already sold under the refranchising plan represent, in the aggregate, a strategic shift that will have a major effect on our operations and financial results. Accordingly, the results of the corporate clinic segment and its assets and liabilities are reported separately as discontinued operations in the condensed consolidated income statements and condensed consolidated balance sheets. As permitted, we elected not to adjust the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 to exclude cash flows attributable to discontinued operations. Accordingly, we disclosed the depreciation and amortization, capital expenditures and significant operating and investing non-cash items related to the corporate clinic segment below.
The key components of Net income from discontinued operations that were included in our condensed consolidated income statements are as follows:

	Three Months Ended March 31,
	2026	2025
Revenues:
Revenues from company-owned or managed clinics	$9,354,191	$16,906,350
Total revenues	9,354,191	16,906,350
Cost of revenues:
IT cost of revenues	6,181	6,172
Total cost of revenues	6,181	6,172
Selling and marketing expenses	1,007,302	1,892,746
Depreciation and amortization	7,757	26,386
General and administrative expenses	7,564,501	12,270,222
Total selling, general and administrative expenses	8,579,560	14,189,354
Net loss on disposition or impairment from discontinued operations	377,764	1,133,357
Income from discontinued operations	390,686	1,577,467
Other expense, net	11,973	238
Income before income tax expense	378,713	1,577,229
Income tax expense from discontinued operations	182,369	103,412
Net income from discontinued operations	$196,344	$1,473,817

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in our condensed consolidated balance sheets:

	March 31, 2026	December 31, 2025
ASSETS
Accounts receivable	$275,679	$315,201
Prepaid expenses and other current assets	170,177	581,504
Assets held for sale, net of valuation allowance	20,083,666	20,051,965
Property and equipment, net	15,052	67,779
Deferred tax assets (attributable to VIEs)	994,138	994,138
Deposits and other assets	235,870	235,731
Total assets, discontinued operations	$21,774,582	$22,246,318

LIABILITIES
Accounts payable	$32,098	$83,503
Accrued expenses	2,934,669	2,519,433
Payroll liabilities ($0.4 million and $0.6 million attributable to VIEs, respectively)	826,461	988,865
Operating lease liability, current portion	604,826	651,844
Other current liabilities (attributable to VIEs)	756,483	756,483
Liabilities to be disposed of ($4.7 million and $4.7 million attributable to VIEs, respectively)	16,044,023	16,368,318
Total liabilities, discontinued operations	$21,198,560	$21,368,446
The key components of cash flows from discontinued operations are as follows:

	Three Months Ended March 31,
	2026	2025
Significant operating and investing non-cash items:
Depreciation and amortization	$7,757	$26,386
Net loss on disposition or impairment	377,764	1,133,357
Capital expenditures:
Purchase of property and equipment	—	66,656
The clustered clinics are in varying stages of sales negotiations with approximately all of the company-owned or managed clinics expected to be recognized as a completed sale within one year with an estimated fair value of $2.2 million at March 31, 2026. Effective with the designation as held for sale, we discontinued recording depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics as required by GAAP. We reported the related assets and liabilities of the clinics as held for sale as discontinued operations in our March 31, 2026 and December 31, 2025 condensed consolidated balance sheets.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the clinics estimated fair values, we recorded an estimated loss on disposal of $0.4 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively. A valuation allowance of $6.7 million and $6.3 million was included in discontinued operations current assets in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
On December 5, 2025, we entered into an Asset Purchase Agreement, pursuant to which we will sell the assets of, and grant franchise rights to, 22 company-owned or managed clinics located in Virginia, North Carolina and South Carolina for an aggregate purchase price of approximately $1.5 million, subject to certain adjustments. In mid-December 2025, the buyers assumed business operations under Management Service Agreements that will remain in effect until lease reassignments are completed to permit ownership transfer, for which the buyers receive a management fee in consideration for providing management services. As of March 31, 2026, the transaction had not officially closed and therefore, the net assets and liabilities of the clinics remain in our consolidated balance sheets.
During the three months ended March 31, 2025, in connection with the sale of company-owned or managed clinics classified as held for sale as of December 31, 2024 for a combined sales price of $0.1 million, we sold $0.5 million assets held for sale and $0.5 million of liabilities to be disposed of in the consolidated balance sheets as of December 31, 2024. As a result of the sales, we recorded a gain of $0.1 million included in Income from discontinued operations before income tax expense in the condensed consolidated income statement for the three months ended March 31, 2025.
The principal components of the held for sale assets and liabilities to be disposed of as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025

Assets:
Property and equipment, net	$4,496,729	$4,497,545
Operating lease right-of-use asset	14,551,830	14,111,081
Intangible assets, net	4,288,265	4,288,265
Goodwill	3,482,718	3,482,718
Valuation allowance	(6,735,876)	(6,327,644)
Total assets held for sale, net	$20,083,666	$20,051,965

Liabilities:
Operating lease liability, current and non-current	$10,656,341	$11,065,542
Deferred revenue from company-owned or managed clinics	5,387,682	5,302,776
Total liabilities to be disposed of	$16,044,023	$16,368,318
The pre-tax income of the clinics designated as held for sale as of March 31, 2026 was $0.6 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, the results of which exclude the allocation of overhead. The pre-tax income for the three months ended March 31, 2026 was impacted by the management fees for the 22 company-owned or managed clinics as noted above.
Note 4: Property and Equipment
Property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Office and computer equipment	$983,300	$982,766
Leasehold improvements	1,730,474	1,594,291
Software developed	7,481,570	7,103,852
	10,195,344	9,680,909
Accumulated depreciation and amortization	(7,894,318)	(7,511,832)
	2,301,026	2,169,077
Construction in progress	741,894	990,149
Property and equipment, net	$3,042,920	$3,159,226
Construction in progress at March 31, 2026 and December 31, 2025 related primarily to internal use software in development.

Note 5: Fair Value Measurements
Our financial instruments include restricted cash, accounts receivable, accounts payable, accrued expenses and debt under the Credit Agreement (as defined in Note 6, Debt). The carrying amounts of our financial instruments, excluding cash equivalents and the debt under the Credit Agreement, approximate their fair value due to their short maturities. Cash equivalents consist of money market funds for which original cost approximates fair value. Cash equivalents have an approximate fair value of $12.4 million as of March 31, 2026, which was determined using Level 1 inputs.
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
As of March 31, 2026 and December 31, 2025, with the exception of cash equivalents noted above, we did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
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
Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. The estimated fair values of the company-owned or managed clinics classified as Held for Sale (see Note 3, Divestitures) were recorded in discontinued operations current assets at fair values on a nonrecurring basis and are based upon Level 2 inputs, which include a potential buyer agreed-upon selling price or Level 3 inputs, which includes consideration of a market approach using a multiple of earnings assumption based on clinic-level historical financial performance as well as an income approach using discounted cash flow ("DCF") models that use significant unobservable inputs and assumptions. Key inputs in the DCF models included projected cash flows over a 10-year forecast period, based on clinic-level historical financial performance and management's expectations of future operating results. A terminal value was estimated using the Gordon Growth Model for locations with positive cash flows. For locations with projected negative cash flows, no terminal value was assigned, as these clinics were assumed to cease operations upon lease termination. The future cash flows and terminal value were discounted to present value using a discount rate of 14.5% for clinics with positive cash flows and 4.2% for clinics with negative cash flows, which reflect the risk profile of the underlying operations and market conditions as of the measurement date.
Assets held for sale as of March 31, 2026 and December 31, 2025 include all company-owned or managed clinics. The fair value measurement of the assets held for sale as of March 31, 2026 was recorded as $0.1 million based upon Level 2 inputs and $2.1 million based upon Level 3 inputs. We maintain a valuation allowance of $6.7 million to adjust the carrying value of the disposal group to fair value less cost to sell as of March 31, 2026. The fair value of the assets held for sale as of December 31, 2025 was valued as $0.1 million based upon Level 2 inputs and $2.5 million based upon Level 3 inputs and carried a valuation allowance of $6.3 million to adjust the carrying value of the disposal group to fair value less cost to sell as of December 31, 2025.
Note 6: Debt
Credit Agreement
On February 28, 2020, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., individually and as Administrative Agent and Issuing Bank (the “Lender”). The Credit Agreement provided for senior secured credit facilities (the “Credit Facilities”) in the amount of $7.5 million, including a $2.0 million revolver (the “Revolver”) and a $5.5 million development line of credit (the “Line of Credit”). The Revolver included amounts available for letters of credit of up to $1.0 million and an uncommitted additional amount of $2.5 million. All outstanding principal and interest on the Revolver was due on February 28, 2022.
On February 28, 2022, we entered into an amendment to the Credit Facilities (as amended, the “2022 Credit Facility”) with the Lender. Under the 2022 Credit Facility, the Revolver increased to $20.0 million (from $2.0 million), the portion of the Revolver available for letters of credit increased to $5.0 million (from $1.0 million), the uncommitted additional amount increased to $30.0 million (from $2.5 million) and the developmental Line of Credit of $5.5 million was terminated. The Revolver will be used for working capital needs, general corporate purposes and for acquisitions, development and capital improvement uses. At our option, borrowings under the 2022 Credit Facility bear interest at: (i) the adjusted Secured Overnight Financing Rate (“SOFR”), plus 0.10%, plus 1.75%, payable on the last day of the selected interest period of one, three or six months and on the three-month anniversary of the beginning of any six-month interest period, if applicable; or (ii) an Alternative Base Rate ("ABR"), plus 1.00%, payable monthly. The ABR is the greatest of (A) the prime rate (as published by the Wall Street Journal); (B) the Federal Reserve Bank of New York rate, plus 0.5%; and (C) the adjusted one-month term SOFR. Amounts outstanding under the Revolver on February 28, 2022 continued to bear interest at the rate selected under the Credit Facilities prior to the amendment until the last day of the interest period in effect, at which time, if not repaid, the amounts outstanding under the Revolver will bear interest at the 2022 Credit Facility rate. As a result of this refinance, $2.0 million of current maturity of long-term debt was reclassified to long-term as of December 31, 2021. The 2022 Credit Facility will terminate, and all principal and interest will become due and payable on the fifth anniversary of the amendment, which will occur on February 28, 2027. On January 17, 2024, we paid down the outstanding balance on our Debt under the Credit Agreement of $2.0 million.
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
On September 30, 2025, we entered into a third amendment to the Credit Agreement (as amended, the “2025 Credit Facility”) with the Lender. Among other things, the 2025 Credit Facility contains the consent of the Lender to the refranchising of all company-owned or managed clinics which would have triggered certain default events included in the Credit Agreement. The 2025 Credit Facility also increased the maturity date of the Credit Facilities to August 31, 2027.
As of March 31, 2026, there are no outstanding balances under our Credit Facilities or the 2025 Credit Facility. As of March 31, 2026, we were in default of our Credit Facilities due to a violation of our fixed charge coverage ratio covenant primarily due to stock repurchases, which constitute restricted payments. This prohibits our ability to draw upon our $20.0 million Revolver under the 2022 Credit Facility until the covenant violation is resolved.
Refer to Note 13, Subsequent Events, for information regarding a waiver and fourth amendment to the Credit Agreement entered into with the Lender effective May 1, 2026.
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

During the three months ended March 31, 2026, we repurchased $1.1 million of common stock at an average price of $8.35 per share, excluding related costs and fees. As of March 31, 2026, we had a remaining $4.5 million authorized for repurchasing shares of our common stock. All shares of common stock that we repurchased are held as treasury stock.

Treasury Stock

During the three months ended March 31, 2026 and 2025, shares of common stock at a total cost of $57 thousand and $8 thousand, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us, but are not part of publicly announced share repurchase programs.
Note 8: Stock-Based Compensation
We grant stock-based awards under our 2024 Incentive Stock Plan (the “2024 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of our common stock. We may grant the following types of incentive awards under the 2024 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2024 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains and such other terms and conditions as the plan committee determines. Awards granted under the 2024 Plan are classified as equity awards, which are recorded in stockholders’ equity in our condensed consolidated balance sheets. As of March 31, 2026, we have granted under the 2024 Plan: (i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stock. There were no stock appreciation rights and restricted stock units granted under the 2024 Plan as of March 31, 2026. As of March 31, 2026, 1,452,202 shares of common stock remained available for issuance under the 2024 Plan.
Stock Options
Our closing price on the date of grant is the basis of fair value of its common stock used in determining the value of share-based awards. To the extent the value of our share-based awards involves a measure of volatility, we use available historical volatility of our common stock over a period of time corresponding to the expected stock option term. We use the simplified method to calculate the expected term of stock option grants to employees. Accordingly, the expected life of the options granted is based on the average of the vesting term, which is generally four years and the contractual term, which is generally 10 years. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. Forfeitures are estimated based on historical and forecasted turnover, which is approximately 5%.
We did not grant options during the three months ended March 31, 2026 and 2025.
The information below summarizes the stock option activity for the three months ended March 31, 2026:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2025	68,481	$14.33	6.0
Exercised	(9,058)	4.11
Expired	(2,000)	34.46
Outstanding at March 31, 2026	57,423	$15.24	6.7
Exercisable at March 31, 2026	28,878	$19.92	4.8
For the three months ended March 31, 2026 and 2025, stock-based compensation expense for stock options was $14 thousand and $22 thousand, respectively.
Restricted Stock
Restricted stock awards granted to employees generally vest in four equal annual installments. Restricted stock awards granted to non-employee directors typically vest in full one year after the date of grant.

The information below summarizes the restricted stock activity for the three months ended March 31, 2026:

Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2025	353,490	$10.86
Granted	297,477	8.52
Vested	(50,399)	12.41
Forfeited	(38,608)	10.86
Non-vested at March 31, 2026	561,960	$9.48
For the three months ended March 31, 2026 and 2025, stock-based compensation expense for restricted stock awards was $266 thousand and $272 thousand, respectively.
Note 9: Income Taxes
During the three months ended March 31, 2026 and 2025, we recorded income tax expense from continuing operations of $11 thousand and $13 thousand, respectively. Our effective tax rate differs from the federal statutory tax rate for the three months ended March 31, 2026, primarily due to state taxes. Our effective tax rate differs from the statutory rate for the three months ended March 31, 2025, primarily due to state taxes and a change in valuation allowance.
Note 10: Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and income statement location for the three months ended March 31, 2026 and 2025:

	Line Items in our Condensed Consolidated Income Statements	Three Months Ended March 31,
		2026	2025
Operating lease costs:
Operating lease costs	General and administrative expenses	$91,577	$81,181
Total lease costs		$91,577	$81,181
Supplemental information and balance sheet location related to leases (excluding amounts related to leases classified as discontinued operations) was as follows:

	March 31, 2026	December 31, 2025
Operating Leases:
Operating lease right-of -use asset	$1,513,179	$1,572,173
Operating lease liability - current portion	280,253	194,179
Operating lease liability - net of current portion	1,762,036	1,815,527
Total operating lease liability	$2,042,289	$2,009,706
Weighted average remaining lease term (in years):
Operating leases	5.2	5.4
Weighted average discount rate:
Operating leases	6.5%	6.5%
Supplemental cash flow information related to leases (excluding amounts related to leases classified as discontinued operations) was as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$—	$115,014

Non-cash transactions: ROU assets obtained in exchange for lease liabilities
Operating lease	$—	$1,554,504
Maturities of lease liabilities as of March 31, 2026 are as follows, excluding amounts related to leases classified as discontinued operations:

Operating Leases
2026 (remainder)	$268,762
2027	467,453
2028	479,129
2029	491,077
2030	503,374
Thereafter	211,904
Total lease payments	$2,421,699
Less: Imputed interest	(379,410)
Total lease obligations	$2,042,289
Less: Current obligations	(280,253)
Long-term lease obligation	$1,762,036
Guaranties in Connection with the Sale of the Divested Business
In connection with the sale of company-owned or managed clinics, we have guaranteed 36 future operating lease commitments assumed by the buyers. We are obligated to perform under the guaranties if the buyers fail to perform under the lease agreements at any time during the remainder of the term of the lease agreements, the latest of which expires on December 31, 2033. As of March 31, 2026, the undiscounted maximum remaining lease payments totaled $4.6 million. We have not recorded a liability with respect to our obligations under the guaranties as of March 31, 2026, as we concluded that payment under the lease guaranties was not probable.
Litigation
In the normal course of business, we are party to litigation and claims from time to time. We maintain insurance to cover certain litigation and claims.
During the second quarter of 2024, we entered into settlement agreements from litigation related to employment matters of $1.5 million that was outside the normal course of business, which we have accrued for in discontinued operations current liabilities as of December 31, 2025 and March 31, 2026. The settlement is expected to be paid out during the second quarter of 2026.
During the first quarter of 2025, litigation related to a medical injury claim between a patient ("the Claimant") and us filed on September 5, 2023 reached a settlement agreement on February 25, 2025. Per the terms of the settlement agreement, we were required to pay the Claimant $3.4 million with our insurance. We accrued the settlement recorded in discontinued operations current liabilities for $3.4 million as of December 31, 2024. The expense of the accrual was offset by a receivable recorded as discontinued operations current assets from our insurance for $1.9 million as of December 31, 2024. The settlement was paid in full during the first quarter of 2025.
In 2025, we determined that the likelihood of a loss related to multiple lawsuits, including three cases consolidated into one class action lawsuit (but not yet certified), six individual cases related to each other and two unrelated individual cases, all filed against us and a chiropractor employed by the professional corporation providing clinical services in 2024, 2025 and 2026 in the State of California became probable. The initial lawsuit was filed against us on June 6, 2024 with the Superior Court of California in Los

Angeles County. The lawsuits allege, among other claims, an invasion of privacy, negligence, emotional distress, sexual harassment, unlawful recording, failure to provide a safe environment and trespass on person at one of our company-owned or managed clinics. The lawsuits are currently in discovery and trial is scheduled to begin in early 2027. We intend to continue to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases and therefore, no accrual exists as of March 31, 2026, with the exception of two individual cases related to the matter where we have booked an accrual that represents our insurance coverage deductible. We also note that our exposure to these cases may be limited by our insurance coverage, but the potential exposure is undetermined as of March 31, 2026.
Note 11: Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (the “CODM”) to evaluate performance and make operating decisions. We have identified the CODM as our Chief Executive Officer.
Historically, we have had two operating business segments: (1) Corporate Clinics, and (2) Franchise Operations. The Corporate Clinics segment is comprised of the activities of the company-owned or managed clinics. In the fourth quarter of 2024, as part of our refranchising strategy, the Corporate Clinic segment met the criteria to be reported as discontinued operations as of December 31, 2024 (Refer to Note 3, Divestitures for financial information on the discontinued operating Corporate Clinics segment). Therefore, since December 31, 2024, we have had one reportable segment: Franchise Operations. In accordance with ASC 205-20, Discontinued Operations, expenses that in prior periods were partially allocated to the Corporate Clinic segment that are not wholly related to the activity of the segment have been recast to be presented in continuing operations, which is now Franchise Operations. Additionally, any expenses previously identified as Corporate Unallocated have been allocated entirely to the Franchise Operations segment.
The Franchise Operations segment is comprised of the operating activities of the franchise business unit. The Franchise Operations segment derives revenue primarily from customers by providing access to our franchise license, which represents symbolic intellectual property (See Note 2, Revenue Disclosures for additional details). The Franchise Operations segment is managed on a consolidated basis because all operations are located within a similar economic and regulatory environment, provide the same services and share the same business model and pricing strategies. As of March 31, 2026, the franchise system consisted of 868 clinics in operation. The accounting policies for the franchise segment are the same as those described in Note 1, Nature of Operations and Summary of Significant Accounting Policies. The CODM uses Net Income, Gross Profit, Operating Income, and Adjusted EBITDA as metrics in assessing performance and determining how to allocate resources. Net Income, Gross Profit, and Operating Income are reported on the condensed consolidated income statement. Adjusted EBITDA is presented in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures and is reconciled back to consolidated net income (loss) from continuing operations on the condensed consolidated income statement. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses these financial measures to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits in the Franchise Segment or into other parts of the entity, such as new products or services, new geographic territories, acquisitions or reacquisitions, or stock buybacks. Net Income and Adjusted EBITDA are used to monitor budget verses actual results. The CODM also uses Net Income and Adjusted EBITDA in conjunction with certain non-financial metrics in competitive analysis by benchmarking to our competitors. The competitive analysis along with the monitoring of budgeted verses actual results are used in assessing performance of the segment and in establishing management’s compensation.
The following table summarizes total revenue and significant expense categories and amounts for our reportable segment that aligns with the segment level information that is regularly provided to the CODM:

	Three Months Ended March 31,

	2026	2025
Revenue	$14,820,233	$13,077,590
Less:
Franchise and regional developer cost of revenues	2,269,758	2,551,235
IT cost of revenues	452,897	420,891
Selling and marketing expenses	3,716,904	3,505,150
Adjusted General and administrative expenses	6,178,100	6,553,920
Stock compensation expense	280,000	293,941
Other segment items, net (a)	411,978	(116,860)
Depreciation and amortization expense	396,693	361,930
Income tax expense	11,112	13,404
Segment income (loss)	$1,102,791	$(506,021)
Reconciliation of income (loss)

Net income (loss) from continuing operations	$1,102,791	$(506,021)
Net income from discontinued operations	196,344	1,473,817
Net income	$1,299,135	$967,796
_________________
(a) Other segment items, net includes other (income) loss, net, acquisition-related expenses, net loss on disposition or impairment, costs related to restatement filings, and restructuring costs.
Note 12: Related Party Transactions

Mr. Jefferson Gramm, Managing Partner of Bandera Partners LLC, who is a beneficial holder of more than 5% of our outstanding common stock (approximately 28% as of March 31, 2026), was appointed to the Board of Directors effective as of January 2, 2024.

Marshall Gramm, who is a family member of Mr. Jefferson Gramm, owns four franchise licenses. One license was sold to Mr. Marshall Gramm in December 2020 for $40 thousand and three licenses were transferred from other franchisees in June 2022 to Mr. Marshall Gramm for a transfer fee of $15 thousand each plus prorated franchise license fees of $18 thousand total (which reflects the $15 thousand transfer fee plus a license fee calculated pro-rata to extend the existing license term to 10 years from the date of transfer per our Franchise Disclosure Document).

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

In October 2020, Mr. Jefferson Gramm loaned approximately $370 thousand to an unaffiliated franchisee that owns and operates one franchise clinic. The loan is not secured by the assets of the business and there are no foreclosure rights. As of March 31, 2026, the remaining balance on the unsecured loan was approximately $196 thousand.
Note 13: Subsequent Events
Divestitures

On April 20, 2026, we entered into an Asset Purchase Agreement (the “Elite Chiro Group Purchase Agreement”) with Elite Chiro Group, a California corporation (“Elite Chiro Group”), as buyer, and Gadi Emein, an individual, as guarantor, pursuant to which we will sell to Elite Chiro Group the assets of, and grant franchise rights to, 45 company-owned or managed clinics located in Southern California (the “Elite Chiro Group Transaction”) for an aggregate purchase price of $2.3 million, subject to certain adjustments (the “Purchase Price”). The Purchase Price includes prorated franchise fees pursuant to 45 separate franchise agreements to be entered into between us and Elite Chiro Group and the non-exclusive development rights for 10 clinics to be developed in the metropolitan statistical areas of a development area to be agreed upon by us and Elite Chiro Group in accordance with the schedule set forth in the Elite Chiro Group Purchase Agreement.
The closing of each clinic as part of the Elite Chiro Group Transaction is expressly conditioned upon the assignment of the existing lease for such clinic. The Elite Chiro Group Transaction is also subject to customary closing conditions.
On April 27, 2026, we closed on 13 clinics in the Elite Chiro Group Transaction, with Elite Chiro Group assuming ownership on such date. In addition, on April 27, 2026, Elite Chiro Group also assumed business operations for the remaining 32 clinics in the Elite Chiro Group Transaction pursuant to a Management Service Agreement until such time as lease assignments are obtained and we are able to close on such remaining clinics.
Debt
On May 1, 2026, we entered into a waiver and fourth amendment to the Credit Agreement (as amended, the “2026 Credit Facility”) with the Lender. Among other things, the 2026 Credit Facility waives the existing default of our Credit Facilities due to a violation of our fixed charge coverage ratio covenant and modifies the fixed charge coverage ratio covenant to allow for stock repurchases, which constitute restricted payments. The 2026 Credit Facility also extends the maturity date of the Credit Facilities to August 31, 2029. As of May 7, 2026, we were in compliance with all applicable financial and non-financial covenants under the 2026 Credit Facility, and we have restored our ability to draw upon our $20.0 million Revolver with the Lender.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026.
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
Key Clinic Development Trends. As of March 31, 2026, we and our franchisees operated or managed 943 clinics, of which 868 were operated or managed by franchisees and 75 were operated as company-owned or managed clinics. Our franchisees opened three clinics in the first quarter of 2026, compared to five clinics in the first quarter of 2025.

Our current strategy is to grow through the sale and development of additional franchises. After evaluating options for improvement, during 2023, our Board of Directors authorized management to initiate a plan to refranchise or sell the majority of our company-owned or managed clinics. During the third quarter of 2024, we expanded the refranchising plan to include the full portfolio of our company-owned or managed clinics, marketing the clinics in large clusters grouped primarily by geographic location. This refined strategy will leverage our greatest strength - our capacity to build a franchise - to drive long-term growth for both our franchisees and The Joint as a public company. We have created a robust framework for the refranchising effort, organizing clinics into clusters, and generating comprehensive disclosure packets for marketing efficiency. We had given initial preference to existing franchisees and, in the third quarter of 2024, we expanded the marketing efforts to larger multi-unit, multi-brand operators and certain private equity firms interested in purchasing and operating large market-based clinic clusters and have received significant interest to date in most markets. During the first quarter of 2025, we received draft letters of intent (“LOIs”) for our full portfolio of company-owned or managed clinics. During the second quarter of 2025, we refranchised 37 clinics. During the third quarter of 2025, we refranchised one clinic and we continue to remain actively engaged in refranchising the balance of the corporate portfolio. The largest cluster remaining in the corporate portfolio is the Southern California region.

On June 30, 2025, we closed on the sale of 31 company-owned or managed clinics and associated franchise licenses in Arizona and New Mexico to an existing franchisee, Joint Ventures, LLC, in exchange for $8.3 million in cash and the regional developer territory rights of the Northwest region. We carried an upfront regional developer fee liability balance associated with this transaction of $42 thousand, representing the unrecognized fee collected upon the execution of the regional developer agreement. We accounted for the reacquisition of the regional developer rights as a release of liability and were included as part of the total consideration received to calculate the gain or loss on the sale. Losses on the sale were included with the loss on the sale of assets included in Net loss on disposition or impairment from discontinued operations. As part of the sale, Joint Ventures, LLC agreed to open another 10 clinics in the same region. Additionally, on June 23, 2025, we closed the sale of five clinics along with future development rights in the Kansas City region to an existing franchisee, Chiro 93 LLC.
On December 5, 2025, we entered into an Asset Purchase Agreement with Addisco Value, LLC, a North Carolina limited liability company, Triangle Chiropractic Associates P.C., a North Carolina professional corporation, and Bluffton TJ, LLC, a South Carolina limited liability company, collectively as buyers, and Alex Klaus, an individual, Todd Wegerski, DC, an individual, Lisa

Ezell, an individual, Andrew Michael Evec, an individual, and Susan Ruth Train, an individual, collectively as guarantors, pursuant to which we will sell the assets of, and grant franchise rights to, 22 company-owned or managed clinics located in Virginia, North Carolina and South Carolina for an aggregate purchase price of approximately $1.5 million, subject to certain adjustments. In mid-December 2025, the buyers assumed business operations under Management Service Agreements that will remain in effect until lease reassignments are completed to permit ownership transfer. As of March 31, 2026, the transaction had not officially closed and therefore, the net assets and liabilities of the 22 clinics remain in our consolidated balance sheets.
On March 2, 2026, we signed a LOI with a new potential buyer for five company-owned or managed clinics located in Northern California.
On March 31, 2026, we acquired the regional developer territory rights from one of our regional developers in the state of Ohio. We carried an upfront regional developer fee liability balance associated with this transaction of $37 thousand, representing the unrecognized fee collected upon the execution of the regional developer agreement.
On April 20, 2026, we entered into the Elite Chiro Group Purchase Agreement with Elite Chiro Group, pursuant to which we will sell to Elite Chiro Group the assets of, and grant franchise rights to, 45 company-owned or managed clinics located in Southern California for an aggregate purchase price of $2.3 million, subject to certain adjustments. The Purchase Price includes prorated franchise fees pursuant to 45 separate franchise agreements to be entered into between us and Elite Chiro Group and the non-exclusive development rights for 10 clinics to be developed in the metropolitan statistical areas of a development area to be agreed upon by us and Elite Chiro Group in accordance with the schedule set forth in the Elite Chiro Group Purchase Agreement. The closing of each clinic as part of the Elite Chiro Group Transaction is expressly conditioned upon the assignment of the existing lease for such clinic. On April 27, 2026, we closed on 13 clinics in the Elite Chiro Group Transaction, with Elite Chiro Group assuming ownership on such date. In addition, on April 27, 2026, Elite Chiro Group also assumed business operations for the remaining 32 clinics in the Elite Chiro Group Transaction pursuant to a Management Service Agreement until such time as lease assignments are obtained and we are able to close on such remaining clinics.
On April 30, 2026, we acquired the regional developer territory rights from two of our regional developers in the states of Minnesota, Iowa and Nebraska.
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
The number of franchise licenses sold for the first quarter of 2026 was zero, compared with seven licenses sold for the first quarter of 2025. We ended the first quarter of 2026 with 14 regional developers. We will continue to leverage the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
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
Recent Events

Recent events that may impact our business include unfavorable global economic or political conditions, continued labor shortages, and inflation and other cost increases. We anticipate that 2026 will continue to be a volatile macroeconomic environment.

The primary inflationary factor affecting our operations is labor costs. Beginning in 2024 and continuing into 2026, clinics owned or managed by us or our franchisees were negatively impacted by labor shortages and wage increases, which increased our general and administrative expenses. Further, should we fail to continue to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our patient service to suffer. While we anticipate that these continued headwinds can be partially mitigated by pricing actions, there can be no assurance that we will be able to continue to take such pricing actions. A continued increase in labor costs could have an adverse effect on our operating costs, financial condition and results of operations.

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

During the first quarter of 2026, we repurchased 137,088 shares of our common stock for approximately $1.1 million. Shares repurchased during the first quarter of 2026 represented 1.0% of outstanding common stock at December 31, 2025. All shares of common stock that were repurchased are held as treasury stock. As of March 31, 2026, we had a remaining $4.5 million authorized for repurchasing shares of our common stock under the 2025 SRP.
Other Significant Events and/or Recent Developments
For the three months ended March 31, 2026, compared to the prior year period:
•Comp sales of clinics that have been open for at least 13 full months decreased 4.2%; and
•System-wide sales for all clinics open for any amount of time decreased 4.9% to $126.1 million.
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
Critical Accounting Policies and Estimates
There were no changes in our critical accounting policies and estimates during the three months ended March 31, 2026, from those set forth in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations
The following discussion and analysis of our financial results encompasses the results of our Franchise Operations business segment for the three months ended March 31, 2026, compared with the three months ended March 31, 2025. All financial results and metrics discussed below are on a continuing operations basis.

Total Revenues - Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Components of revenues were as follows:

	Three Months Ended March 31,
	2026	2025	Change from Prior Year	Percent Change from Prior Year
Revenues:
Royalty fees	$8,032,289	$8,070,985	$(38,696)	(0.5)%
Franchise fees	1,145,068	828,519	316,549	38.2
Advertising fund revenue	3,647,083	2,307,502	1,339,581	58.1
IT-related income and software fees	1,534,901	1,461,967	72,934	5.0
Other revenues	460,892	408,617	52,275	12.8
Total revenues	$14,820,233	$13,077,590	$1,742,643	13.3
Total revenues increased by $1.7 million, primarily due to the continued expansion and revenue growth of our franchise base and included:
•Franchise fees increased due primarily to the impact of accelerated revenue recognition resulting from terminated franchise license agreements and related fees, with 29 and 10 franchise license agreements terminated during the three months ended March 31, 2026 and 2025, respectively.
•Advertising fund revenue increased due to additional funds contributed to the National Marketing Fund by our franchisees, in addition to the historical 2% of gross sales, that initiated in the fourth quarter of 2025.
•IT-related income and software fees revenue increased due to an increase in our franchised clinic base and the related revenue recognition over the term of the franchise agreement. As of March 31, 2026 and 2025, there were 868 and 847 franchised clinics in operation, respectively.
•Other revenues increased primarily due to increased merchant income associated with credit card transactions.
Cost of Revenues

Cost of Revenues	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended March 31,	$2,722,655	$2,972,126	$(249,471)	(8.4)%
For the three months ended March 31, 2026, as compared with the three months ended March 31, 2025, the total cost of revenues decreased primarily due to a reduction in regional developer royalties.
Selling and Marketing Expenses

Selling and Marketing Expenses	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended March 31,	$3,716,904	$3,505,150	$211,754	6.0%
For the three months ended March 31, 2026, as compared with the three months ended March 31, 2025, selling and marketing expenses increased due to an increase in expenses associated with our national marketing campaign efforts, which began late in the fourth quarter of 2025.
Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended March 31,	$396,693	$361,930	$34,763	9.6%
Depreciation and amortization expenses increased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to depreciation expenses related to internal use software enhancements and developments, including the launch of our new mobile app during the third quarter of 2025.
General and Administrative Expenses

General and Administrative Expenses	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended March 31,	$7,084,986	$6,914,945	$170,041	2.5%
For the three months ended March 31, 2026, as compared with the three months ended March 31, 2025, general and administrative expenses increased primarily due to an increase in workers' compensation insurance and professional services expenses, partially offset by a decrease in payroll and other employee compensation expenses. As a percentage of revenue, general and administrative expenses during the three months ended March 31, 2026 and 2025 were 48% and 53%, respectively.
Included in general and administrative expenses from continuing operations above are expenses of $0.4 million and $0.1 million related to workers’ compensation insurance for the three months ended March 31, 2026 and 2025, respectively, of which we believe that approximately $0.3 million and $0.1 million, respectively, relate to expenses that will not be incurred upon the completion of our refranchising strategy.
Income (Loss) from Operations

Income (Loss) from Operations	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended March 31,	$873,668	$(678,534)	$1,552,202	228.8%
Income (loss) from operations increased by $1.6 million for the three months ended March 31, 2026, compared with the three months ended March 31, 2025. The increase from the loss to a gain was primarily due to:
•an increase of $1.7 million in total revenues; and
•a decrease of $0.3 million in our total cost of revenues; partially offset by
•an increase of $0.2 million in selling and marketing expenses; and
•an increase of $0.2 million in general and administrative expenses.
Other Income, Net

Other Income, Net	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended March 31,	$240,235	$185,917	$54,318	29.2%
Other income, net increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the deployment of additional cash and cash equivalents into higher interest rate money market funds resulting in increased interest income.

Income Tax Expense

Income Tax Expense	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended March 31,	$11,112	$13,404	$(2,292)	(17.1)%
Income tax expense decreased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a decrease in estimated state income taxes.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.
Non-GAAP Financial Measures
The table below reconcile net income (loss) to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
	From Continuing Operations	From Discontinued Operations	Net Operations	From Continuing Operations	From Discontinued Operations	Net Operations
Non-GAAP Financial Data:
Net income (loss)	$1,102,791	$196,344	$1,299,135	$(506,021)	$1,473,817	$967,796
Net interest (income) expense	(241,750)	—	(241,750)	(185,917)	239	(185,678)
Depreciation and amortization expense	396,693	7,757	404,450	361,930	26,385	388,315
Income tax expense	11,112	182,369	193,481	13,404	103,412	116,816
EBITDA	1,268,846	386,470	1,655,316	(316,604)	1,603,853	1,287,249
Stock compensation expense	280,000	—	280,000	293,941	—	293,941
Net loss on disposition or impairment	25,327	377,764	403,091	1,973	1,133,358	1,135,331
Restructuring costs	626,886	81,206	708,092	67,084	71,384	138,468
Litigation expenses	25,000	409,770	434,770	—	—	—
Adjusted EBITDA	$2,226,059	$1,255,210	$3,481,269	$46,394	$2,808,595	$2,854,989
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
•While not included in the presented periods, Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
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
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2026, we had unrestricted cash and short-term bank deposits of $20.7 million. We used $1.5 million of cash flow from operating activities from both continuing and discontinued operations in the three months ended March 31, 2026. While unfavorable global economic or political conditions create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next 12 months.

While the interruptions, delays and/or cost increases resulting from political instability and geopolitical tensions, adverse weather conditions, economic weakness, inflationary pressures, elevated interest rates and other factors have created uncertainty as to general economic conditions for the remainder of 2026, as of the date of this Quarterly Report on Form 10-Q, we believe that we have adequate capital resources and we have sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2026, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements, primarily for corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. If the equity and credit markets deteriorate, including as a result of economic weakness, political unrest or war, or any other reason, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Given the ongoing uncertainties described above, the levels of our cash flows from operations for the remainder of 2026 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.

Analysis of Cash Flows
Net cash used in operating activities for both continuing and discontinued operations decreased by $2.2 million to $1.5 million for the three months ended March 31, 2026, compared to net cash used in operating activities of $3.7 million for the three months ended March 31, 2025. The decrease in net cash used in operating activities was primarily attributable to a change in accrued expenses of $3.5 million related to the settlement of a medical injury claim during the first quarter of 2025, which was partially offset by a related change in accounts receivable of $1.0 million for insurance recoveries, a change in payroll liabilities of $1.0 million related to increased payout of our annual bonuses and a change prepaid expenses and other current assets of $0.8 million related to lower insurance premiums due to fewer company-owned or managed clinics in 2026 as compared to 2025.
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2026, compared to net cash used in investing activities of $0.3 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, this included purchases of property and equipment of $0.2 million. For the three months ended March 31, 2025, this included purchases of property and equipment of $0.3 million and proceeds from sales of clinics of $40 thousand.
Net cash used in financing activities for the three months ended March 31, 2026 was $1.2 million, compared to net cash provided by financing activities of $0.9 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, net cash used in financing activities primarily included $1.1 million of common stock purchases under the 2025 SRP. For the three months ended March 31, 2025, net cash provided by financing activities included cash receipts from stock option exercises of $0.9 million.
Capital Composition
As discussed in the “Recent Events” section of this MD&A, our Board of Directors approved the 2025 SRP to repurchase up to $17.0 million of our common stock. During the three months ended March 31, 2026, we repurchased 137,088 shares under the 2025 SRP. Refer to the “Recent Events” section above for more information and Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for our monthly repurchase activity during the three months ended March 31, 2026.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2026, there have been no material changes to the quantitative and qualitative disclosures about market risk appearing in Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our management concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings is discussed in Note 10, Commitments and Contingencies to our condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS

We documented our risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025.
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

The following table summarizes our monthly common stock repurchase activity during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of the 2025 SRP	Approximate Dollar Value of Shares that May Yet be Purchased Under the 2025 SRP
Repurchases from January 1 - 31, 2026	—	$—	—	$5,675,604
Repurchases from February 1 - 28, 2026	4,532	8.45	4,532	5,637,321
Repurchases from March 1 - 31, 2026	132,556	8.35	132,556	4,530,550
Total	137,088	$8.35	137,088	4,530,550

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document
10.1
Letter Agreement, dated as of January 5, 2026, by and among the Registrant, Bandera Partners LLC and Jefferson Gramm (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36724) filed with the Securities and Exchange Commission on January 9, 2026)

10.2***
Asset Purchase Agreement, dated April 20, 2026, by and among the Registrant, Elite Chiro Group, and Gadi Emein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36724) filed with the Securities and Exchange Commission on April 24, 2026)

10.3***	Asset Purchase Agreement Amendment, dated April 27, 2026, by and among the Registrant, Elite Chiro Group, and Gaid Emein
10.4
Waiver and Fourth Amendment to Credit Agreement, dated as of May 1, 2026, by and between the Registrant and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2026)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith).
32.1**
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith, not filed
***	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby agree to furnish supplementally a copy of any of the omitted schedules upon request by the SEC.

THE JOINT CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE JOINT CORP.

Dated: May 7, 2026	By:	/s/ Sanjiv Razdan
Sanjiv Razdan Chief Executive Officer and President (Principal Executive Officer)

Dated: May 7, 2026	By:	/s/ Scott J. Bowman
Scott J. Bowman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)