Form 10-Q
period 2026-06-30
JOINT Corp
filed 2026-08-07
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of August 3, 2026, the registrant had 14,143,154 shares of Common Stock ($0.001 par value) outstanding.

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

•our belief that our operating results may fluctuate significantly as a result of a variety of factors, including the timing of new clinic sales, openings, closures, markets in which they are contained and related expenses, general economic conditions, cost inflation, labor shortages, elevated gas prices, consumer confidence in the economy, consumer preferences, competitive factors, and disease epidemics and other health-related concerns;

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

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$22,157,203	$23,601,810
Restricted cash	846,359	700,058
Accounts receivable, net	2,407,080	2,849,864
Deferred franchise and regional development costs, current portion	895,572	945,933
Prepaid expenses and other current assets	2,735,610	1,744,556
Discontinued operations current assets ($1.0 million attributable to VIEs)	14,760,981	22,246,318
Total current assets	43,802,805	52,088,539
Property and equipment, net	2,823,232	3,159,226
Operating lease right-of-use asset	1,454,886	1,572,173
Deferred franchise and regional development costs, net of current portion	3,259,579	3,827,129
Deposits and other assets	286,847	319,460
Total assets	$51,627,349	$60,966,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,097,862	$1,588,665
Accrued expenses	1,855,708	1,501,838
Co-op funds liability	846,359	700,058
Payroll liabilities	2,139,102	4,055,752
Operating lease liability, current portion	340,885	194,179
Deferred franchise fee revenue, current portion	2,698,531	2,519,018
Upfront regional developer fees, current portion	178,540	277,394
Other current liabilities	641,515	611,231
Discontinued operations current liabilities ($3.2 million and $6.1 million attributable to VIEs, respectively)	14,180,239	21,368,446
Total current liabilities	23,978,741	32,816,581
Operating lease liability, net of current portion	1,696,293	1,815,527
Deferred franchise fee revenue, net of current portion	9,861,323	10,899,271
Upfront regional developer fees, net of current portion	215,683	355,556
Total liabilities	35,752,040	45,886,935
Commitments and contingencies (Note 10)
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, zero shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 15,755,965 shares issued and 14,199,592 shares outstanding and 15,471,715 shares issued and 14,142,626 shares outstanding, respectively	15,755	15,471
Additional paid-in capital	52,766,531	52,026,407
Treasury stock 1,556,373 shares and 1,329,089 shares, at cost, respectively	(14,088,928)	(12,192,081)
Accumulated deficit	(22,843,049)	(24,795,205)
Total The Joint Corp. stockholders' equity	15,850,309	15,054,592

Non-controlling Interest	25,000	25,000
Total equity	15,875,309	15,079,592
Total liabilities and stockholders' equity	$51,627,349	$60,966,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Royalty fees	$8,327,549	$8,133,121	$16,359,838	$16,204,107
Franchise fees	750,587	768,100	1,895,655	1,596,619
Advertising fund revenue	3,715,837	2,332,695	7,362,920	4,640,197
Software fees	1,547,331	1,481,661	3,082,232	2,943,628
Other revenues	840,610	554,692	1,301,502	963,309
Total revenues	15,181,914	13,270,270	30,002,147	26,347,860
Cost of revenues:
Franchise and regional development cost of revenues	2,070,339	2,350,613	4,340,097	4,901,848
IT cost of revenues	406,911	421,994	859,808	842,885
Total cost of revenues	2,477,250	2,772,607	5,199,905	5,744,733
Selling and marketing expenses	4,886,151	3,483,844	8,603,055	6,988,994
Depreciation and amortization	422,861	402,295	819,554	764,225
General and administrative expenses	7,556,216	7,745,251	14,641,202	14,660,196
Total selling, general and administrative expenses	12,865,228	11,631,390	24,063,811	22,413,415
Net loss on disposition or impairment	208,093	4,440	233,420	6,413
(Loss) income from continuing operations	(368,657)	(1,138,167)	505,011	(1,816,701)
Other income, net	126,438	159,922	366,673	345,839
(Loss) income before income tax expense	(242,219)	(978,245)	871,684	(1,470,862)
Income tax expense	9,108	11,390	20,220	24,794
Net (loss) income from continuing operations	(251,327)	(989,635)	851,464	(1,495,656)
Discontinued operations:
Income from discontinued operations before income tax expense	901,789	1,183,199	1,280,502	2,760,428
Income tax (benefit) expense from discontinued operations	(2,559)	100,201	179,810	203,613
Net income from discontinued operations	904,348	1,082,998	1,100,692	2,556,815
Net income	$653,021	$93,363	$1,952,156	$1,061,159

Net (loss) income from continuing operations per common share:
Basic	$(0.01)	$(0.06)	$0.06	$(0.10)
Diluted	$(0.01)	$(0.06)	$0.06	$(0.10)
Net income from discontinued operations per common share:
Basic	$0.06	$0.07	$0.08	$0.17
Diluted	$0.06	$0.07	$0.08	$0.17
Net income per common share:
Basic	$0.05	$0.01	$0.14	$0.07
Diluted	$0.05	$0.01	$0.14	$0.07

Basic weighted average shares	14,244,929	15,326,317	14,213,195	15,256,755
Diluted weighted average shares	14,246,993	15,400,408	14,216,232	15,328,198
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. Stockholders' Equity	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2025	15,471,715	$15,471	$52,026,407	1,329,089	$(12,192,081)	$(24,795,205)	$15,054,592	$25,000	$15,079,592
Stock-based compensation expense	—	—	280,000	—	—	—	280,000	—	280,000
Issuance of restricted stock, net of forfeitures	258,869	259	(259)	—	—	—	—	—	—
Exercise of stock options	9,058	9	37,219	—	—	—	37,228	—	37,228
Purchases of treasury stock under employee stock plans	—	—	—	5,822	(56,528)	—	(56,528)	—	(56,528)
Common stock repurchased under authorized stock repurchase programs	—	—	—	137,088	(1,145,054)	—	(1,145,054)	—	(1,145,054)
Net income	—	—	—	—	—	1,299,135	1,299,135	—	1,299,135
Balances, March 31, 2026, (unaudited)	15,739,642	$15,739	$52,343,367	1,471,999	$(13,393,663)	$(23,496,070)	$15,469,373	$25,000	$15,494,373
Stock-based compensation expense	—	—	423,180	—	—	—	423,180	—	423,180
Issuance of restricted stock, net of forfeitures	16,323	16	(16)	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	—	—	—	2,169	(18,455)	—	(18,455)	—	(18,455)
Common stock repurchased under authorized stock repurchase programs	—	—	—	82,205	(676,810)	—	(676,810)	—	(676,810)
Net income	—	—	—	—	—	653,021	653,021	—	653,021
Balances, June 30, 2026 (unaudited)	15,755,965	$15,755	$52,766,531	1,556,373	$(14,088,928)	$(22,843,049)	$15,850,309	$25,000	$15,875,309

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. Stockholders' Equity	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2024	15,192,893	$15,192	$49,210,455	33,015	$(870,058)	$(27,702,470)	$20,653,119	$25,000	$20,678,119
Stock-based compensation expense	—	—	293,941	—	—	—	293,941	—	293,941
Issuance of restricted stock, net of forfeitures	148,565	149	(149)	—	—	—	—	—	—
Exercise of stock options	3,000	3	905,973	—	—	—	905,976	—	905,976
Purchases of treasury stock under employee stock plans	—	—	—	779	(8,440)	—	(8,440)	—	(8,440)
Net income	—	—	—	—	—	967,796	967,796	—	967,796
Balances, March 31, 2025 (unaudited)	15,344,458	$15,344	$50,410,220	33,794	$(878,498)	$(26,734,674)	$22,812,392	$25,000	$22,837,392
Stock-based compensation expense	—	—	330,988	—	—	—	330,988	—	330,988
Issuance of restricted stock, net of forfeitures	20,064	20	(20)	—	—	—	—	—	—
Net income	—	—	—	—	—	93,363	93,363	—	93,363
Balances, June 30, 2025 (unaudited)	15,364,522	$15,364	$50,741,188	33,794	$(878,498)	$(26,641,311)	$23,236,743	$25,000	$23,261,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,952,156	$1,061,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	829,001	807,730
Net loss on disposition or impairment	1,427,651	2,892,265
Net franchise fees recognized upon termination of franchise agreements	(395,159)	(174,285)
Provision for credit losses	122,823	—
Stock-based compensation expense	703,180	624,929
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	454,019	1,558,183
Prepaid expenses and other current assets	(833,199)	(1,743,981)
Deferred franchise costs	408,499	183,839
Deposits and other assets	34,849	18,332
Accounts payable	(607,825)	(91,075)
Accrued expenses	629,565	(3,408,504)
Payroll liabilities	(2,560,203)	(1,446,598)
Operating leases	(1,615,535)	(2,719,624)
Deferred revenue	(625,793)	(508,565)
Upfront regional developer fees	(238,727)	(145,605)
Other liabilities	1,030,748	259,795
Net cash provided by (used in) operating activities	716,050	(2,832,005)

Cash flows from investing activities:
Proceeds from sale of clinics	1,160,284	7,778,287
Purchase of property and equipment	(490,858)	(836,545)
Net cash provided by investing activities	669,426	6,941,742

Cash flows from financing activities:
Payments of finance lease obligation	—	(4,354)
Purchases of treasury stock under employee stock plans	(74,983)	(8,440)
Purchases of common stock under share repurchase programs	(1,821,864)	—
Proceeds from exercise of stock options	37,228	905,976
Net cash (used in) provided by financing activities	(1,859,619)	893,182

(Decrease) increase in cash, cash equivalents and restricted cash	(474,143)	5,002,919
Cash, cash equivalents and restricted cash, beginning of period	24,301,868	25,996,436
Cash, cash equivalents and restricted cash, end of period	$23,827,725	$30,999,355

Reconciliation of cash, cash equivalents and restricted cash:	June 30, 2026	June 30, 2025
Cash and cash equivalents	$22,157,203	$29,811,667
Restricted cash	1,670,522	1,187,688
Cash, cash equivalents and restricted cash, end of period	$23,827,725	$30,999,355

Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Six Months Ended June 30,
	2026	2025
Net cash paid for:
Interest	$25,139	$25,139
Income taxes, net of refunds	145,079	382,419
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	60,500	7,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, The Joint Corporate Unit No. 1, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Such unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in our Annual Report on Form 10-K as of and for the year ended December 31, 2025, filed with the SEC on March 13, 2026, which included all disclosures required by GAAP. The results of operations for the periods ended June 30, 2026 and 2025 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three and six month periods ended June 30, 2026 and 2025 is unaudited.
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
The results of operations of the corporate clinic segment are reported in Income from discontinued operations before income tax expense in its condensed consolidated statements of operations for all periods presented and the related assets and liabilities associated with discontinued operations are classified as discontinued operations current assets and liabilities in the condensed consolidated balance sheets at June 30, 2026 and December 31, 2025. The condensed consolidated statement of cash flows includes cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3, Divestitures. All results and information in the condensed consolidated financial statements are presented as continuing operations and exclude the corporate clinic segment unless otherwise noted specifically as discontinued operations. For additional information, refer to Note 3, Divestitures.
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
Comprehensive Income
Net income was the same as comprehensive income for the three and six months ended June 30, 2026 and 2025, respectively.
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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Franchised clinics:	2026	2025	2026	2025
Clinics open at the beginning of the period	868	847	885	842
Opened during the period	5	7	8	12
Acquired during the period	29	37	29	39
Closed during the period	(6)	(6)	(26)	(8)
Clinics in operation at the end of the period	896	885	896	885

	Three Months Ended June 30,		Six Months Ended June 30,
Company-owned or managed clinics:	2026	2025	2026	2025
Clinics open at the beginning of the period	75	122	75	125
Sold during the period	(29)	(37)	(29)	(39)
Closed during the period	(1)	(3)	(1)	(4)
Clinics in operation at the end of the period	45	82	45	82

Total clinics in operation at the end of the period	941	967	941	967

Clinic licenses sold but not yet developed at the end of the period	52	92	52	92
Future clinic licenses subject to executed letters of intent at the end of the period	58	60	58	60
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
The revenues of VIEs represent the revenues of company-managed clinics in states that prohibit the corporate practice of chiropractic. Our involvement with VIEs affects our financial performance and cash flows primarily through amounts recorded as revenues from company-owned or managed clinics and general and administrative expenses, which are principally comprised of payroll and related expenses, merchant card fees and insurance expense, all of which are reported in Income from discontinued

operations before income tax expense in our condensed consolidated statements of operations. The management fees/income provided by the management agreements are considered intercompany transactions and therefore eliminated upon consolidation of VIEs.
VIE net income (including the management fee) for the three and six months ended June 30, 2026 and 2025, respectively, is included in Income from discontinued operations before income tax expense and Income tax (benefit) expense from discontinued operations in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from discontinued operations before income tax	$1,872,609	$427,212	$2,598,648	$814,499
Income tax (benefit) expense from discontinued operations	(2,559)	100,201	179,810	203,613
Net income	$1,875,168	$327,011	$2,418,838	$610,886
The carrying amount of the VIEs’ assets and liabilities is included in discontinued operations as of June 30, 2026 and December 31, 2025 in the condensed consolidated balance sheets as follows:

	June 30, 2026	December 31, 2025
Discontinued operations current assets	$994,138	$994,138
Discontinued operations current liabilities	3,219,152	6,079,903
Cash and Cash Equivalents
We consider all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. We continually monitor our positions with, and credit quality of, the financial institutions with which we invest. As of the balance sheet date and periodically throughout the period, we have maintained balances in various operating accounts in excess of federally insured limits. We invest our cash primarily in short-term bank deposits and money market funds. We had $12.5 million and $19.2 million of cash equivalents invested in money market funds as of June 30, 2026 and December 31, 2025, respectively.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily represents amounts due from franchisees for royalty fees. We record an allowance for credit losses as a reduction to our accounts receivables for amounts that we do not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of our franchisees, including any known or anticipated bankruptcies and an evaluation of current economic conditions, as well as our expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2026 and December 31, 2025, we had a $0.5 million and a $0.4 million allowance for credit losses, respectively.

The following table provides a reconciliation of the activity related to our allowance for credit losses:

Allowance for Credit Losses
Balance at December 31, 2024	$220,893
Bad debt expense recognized during the year	286,232
Write-off of uncollectible amounts	(77,638)
Balance at December 31, 2025	$429,487
Bad debt expense recognized during the period	122,823
Write-off of uncollectible amounts	(75,920)
Balance at June 30, 2026	$476,390
Property and Equipment
Property and equipment are stated at cost and relate mostly to the corporate headquarters leasehold improvements, its furniture and fixtures and other office and computer equipment. Depreciation is computed using the straight-line method over estimated useful lives, which is generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred, while major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. We recorded losses on disposition or impairment of $208 thousand and $233 thousand in our condensed consolidated statements of operations related to continuing operations property or equipment disposed of other than by sale or retirement for the three and six months ended June 30, 2026, respectively. We recorded losses on disposition or impairment of $4 thousand and $6 thousand in our condensed consolidated statements of operations related to continuing operations property or equipment disposed of other than by sale or retirement for the three and six months ended June 30, 2025, respectively.
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

For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased corporate office space are expensed as incurred in general and administrative expenses in the condensed consolidated statements of operations. Any variable costs associated with the leased property for company-owned or managed clinics are expensed as incurred and are included in Income from discontinued operations before income tax expense in the condensed consolidated statements of operations.

During the three and six months ended June 30, 2026 and 2025, certain leases related to discontinued operations were terminated early with the landlord as a result of corporate clinic closures. The net gains or losses to terminate the leases were recorded in Income from discontinued operations before income tax in the condensed consolidated statements of operations of $0.3 million for both the three and six months ended June 30, 2026. The net losses to terminate the leases were recorded in Income from discontinued operations before income tax in the condensed consolidated statements of operations of $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.
Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to estimated undiscounted future cash flows in our assessment of whether or not long-lived assets are recoverable. We record an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. No impairment losses on long-lived assets were recognized from continuing operations during the three and six months ended June 30, 2026 and 2025.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales prices or the clinics’ estimated fair values, we recorded an estimated net loss on disposal, which is included in Income from discontinued operations before income tax expense in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss on disposition or impairment related to discontinued operations	$1,408,035	$439,831	$1,816,267	$1,422,765
A valuation allowance of $7.3 million and $6.3 million as of June 30, 2026 and December 31, 2025, respectively, are included in Discontinued operations current assets on the condensed consolidated balance sheet.
The following table shows a reconciliation of our impairment and disposal losses recorded in Income from discontinued operations before income tax expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Impairment on assets held for sale
Assets held for sale	$1,408,035	$439,831	$1,816,267	$1,422,765
Loss (gain) on disposal of assets other than by sale
Property and equipment, net	1,734	257,922	2,550	267,164
Operating lease right-of-use asset	(281,122)	233,695	(274,638)	425,778
(Gain) loss on the sale of assets	(312,181)	821,046	(349,949)	770,145
Total net loss on disposition or impairment related to discontinued operations	$816,466	$1,752,494	$1,194,230	$2,885,852
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
Regional developers receive fees that are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Initial fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur. This 3% fee is funded by the 7% royalties we collect from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, fees collected from the sale of the royalty stream are recognized as a decrease to franchise and regional developer cost of revenues over the remaining life of the respective franchise agreements. We did not enter into any new regional developer agreements during the three and six months ended June 30, 2026 and 2025.
Regional Developer Rights Contract Termination Costs
From time to time, subject to our strategy, regional developer rights are reacquired by us, resulting in a termination of the contract. The termination costs to reacquire the regional developer rights are recognized at fair value, less any unrecognized upfront regional developer fee liability balance, as a general and administrative expense in the period in which the contract is terminated in accordance with the contract terms and are recorded within general and administrative expenses in the condensed consolidated statements of operations. When regional developer rights are reacquired in conjunction with the sale of company-owned or managed clinics, the upfront regional developer fee liability balance at the time of the sale are treated as relieved and are included with the total consideration received when we calculate the gain or loss on the sale. On March 31, 2026, we acquired the regional developer territory rights from one of our regional developers. During the second quarter of 2026, we acquired the regional developer territory rights from three of our regional developers.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by us, primarily through advertising funds. We expense production costs of commercial advertising upon first airing and expense the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses, excluding National Marketing Fund costs, were $0.7 million and $0.8 million for the three and six months ended June 30, 2026, respectively. Advertising expenses, excluding National Marketing Fund costs, were $0.4 million and $0.5 million for the three and six months ended June 30, 2025, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income from continuing operations	$(251,327)	$(989,635)	$851,464	$(1,495,656)
Net income from discontinued operations	904,348	1,082,998	1,100,692	2,556,815
Net income	$653,021	$93,363	$1,952,156	$1,061,159

Weighted average common shares outstanding - basic	14,244,929	15,326,317	14,213,195	15,256,755
Effect of dilutive securities:
Unvested restricted stock and stock options	2,064	74,091	3,037	71,443
Weighted average common shares outstanding - diluted	14,246,993	15,400,408	14,216,232	15,328,198

(Loss) income earnings per share:
Basic (loss) income earnings per share:
Continuing operations	$(0.01)	$(0.06)	$0.06	$(0.10)
Discontinued operations	0.06	0.07	0.08	0.17
Net income per basic share	$0.05	$0.01	$0.14	$0.07
Diluted (loss) income earnings per share
Continuing operations	$(0.01)	$(0.06)	$0.06	$(0.10)
Discontinued operations	0.06	0.07	0.08	0.17
Net income per diluted share	$0.05	$0.01	$0.14	$0.07

The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	49,890	81,153	50,978	76,825
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to significant estimates and assumptions include loss contingencies, stock-based compensation, useful lives and realizability of long-lived assets, deferred revenue and revenue recognition related to breakage, deferred franchise costs, calculation of ROU assets and liabilities related to leases, realizability of deferred tax assets, impairment of goodwill, intangible assets and other long-lived assets, and purchase price allocations and related valuations. Deferred revenue related to breakage, goodwill and intangible assets are related to discontinued operations. Refer to Note 3, Divestitures for more information on discontinued operations.
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
Note 2: Revenue Disclosures
Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees
As of June 30, 2026, we had 896 franchised clinics in operation, 52 clinic licenses sold but not yet developed and 58 executed letters of intent for future clinic licenses. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires us to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality and substantially all of the utility is derived from its association with our past or ongoing activities. The nature of our promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by us are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
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
Disaggregation of Revenue
We believe that the captions contained on the condensed consolidated statements of operations appropriately reflect the disaggregation of our revenue by major type for the three and six months ended June 30, 2026 and 2025. Other revenues primarily consist of merchant income associated with preferred vendor royalties associated with franchisees’ credit card transactions.

The following table shows our revenues disaggregated according to the timing of transfer of services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized at a point in time	$12,883,996	$11,020,509	$25,024,260	$21,807,613
Revenue recognized over time	2,297,918	2,249,761	4,977,887	4,540,247
Total revenue	$15,181,914	$13,270,270	$30,002,147	$26,347,860
Rollforward of Accounts Receivable
Changes in our accounts receivable, net during the six months ended June 30, 2026 were as follows:

Accounts Receivable, Net
Balance at December 31, 2025	$2,849,864
Cash received against accounts receivable included at the beginning of the year	(2,596,399)
Net increase during the six months ended June 30, 2026	2,630,005
Allowance for credit losses	(476,390)
Balance at June 30, 2026	$2,407,080
Rollforward of Contract Liabilities and Contract Assets
Changes in our contract liability for deferred franchise fees during the six months ended June 30, 2026 were as follows:

Deferred Revenue Short and Long-Term
Balance at December 31, 2025	$13,418,289
Revenue recognized that was included in the contract liability at the beginning of the year	(1,884,706)
Net increase during the six months ended June 30, 2026	1,026,271
Balance at June 30, 2026	$12,559,854
Our deferred franchise and development costs represent capitalized sales commissions. Changes during the six months ended June 30, 2026 were as follows:

Deferred Franchise and Development Costs Short and Long-Term
Balance at December 31, 2025	$4,773,062
Cost of revenue recognized that was included in the contract asset at the beginning of the year	(659,333)
Net increase during the six months ended June 30, 2026	41,422
Balance at June 30, 2026	$4,155,151

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2026:

Contract liabilities expected to be recognized in	Amount
2026 (remainder)	$1,267,425
2027	2,414,027
2028	2,233,749
2029	1,899,478
2030	1,637,472
Thereafter	3,107,703
Total	$12,559,854
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
Since December 31, 2024, the corporate clinics classified as held for sale or already sold under the refranchising plan represent, in the aggregate, a strategic shift that will have a major effect on our operations and financial results. Accordingly, the results of the corporate clinic segment and its assets and liabilities are reported separately as discontinued operations in the condensed consolidated statements of operations and condensed consolidated balance sheets. As permitted, we elected not to adjust the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 to separately present cash flows attributable to discontinued operations. Accordingly, we disclosed the depreciation and amortization, capital expenditures and significant operating and investing non-cash items related to the corporate clinic segment below.

The key components of Net income from discontinued operations that were included in our condensed consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Revenues from company-owned or managed clinics	$7,591,917	$16,642,013	$16,946,108	$33,548,363
Total revenues	7,591,917	16,642,013	16,946,108	33,548,363
Cost of revenues:
IT cost of revenues	4,906	5,551	11,087	11,723
Total cost of revenues	4,906	5,551	11,087	11,723
Selling and marketing expenses	733,897	1,825,654	1,741,199	3,718,400
Depreciation and amortization	1,690	17,120	9,447	43,505
General and administrative expenses	5,133,125	11,857,995	12,697,626	24,128,217
Total selling, general and administrative expenses	5,868,712	13,700,769	14,448,272	27,890,122
Net loss on disposition or impairment from discontinued operations	816,466	1,752,494	1,194,230	2,885,852
Income from discontinued operations	901,833	1,183,199	1,292,519	2,760,666
Other expense, net	44	—	12,017	238
Income before income tax expense	901,789	1,183,199	1,280,502	2,760,428
Income tax (benefit) expense from discontinued operations	(2,559)	100,201	179,810	203,613
Net income from discontinued operations	$904,348	$1,082,998	$1,100,692	$2,556,815
The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in our condensed consolidated balance sheets:

	June 30, 2026	December 31, 2025
ASSETS
Restricted cash	$824,163	$—
Accounts receivable	181,144	315,201
Prepaid expenses and other current assets	253,803	581,504
Assets held for sale, net of valuation allowance	12,280,539	20,051,965
Property and equipment, net	—	67,779
Deferred tax assets (attributable to VIEs)	994,138	994,138
Deposits and other assets	227,194	235,731
Total assets, discontinued operations	$14,760,981	$22,246,318

LIABILITIES
Accounts payable	$26,981	$83,503
Accrued expenses	2,870,060	2,519,433
Payroll liabilities ($0.1 million and $0.6 million attributable to VIEs, respectively)	345,312	988,865
Operating lease liability, current portion	5,424	651,844
Other current liabilities ($0.8 million attributable to VIEs)	1,580,646	756,483
Liabilities to be disposed of ($2.3 million and $4.7 million attributable to VIEs, respectively)	9,351,816	16,368,318
Total liabilities, discontinued operations	$14,180,239	$21,368,446

The key components of cash flows from discontinued operations are as follows:

	Six Months Ended June 30,
	2026	2025
Significant operating and investing non-cash items:
Depreciation and amortization	$9,447	$43,505
Net loss on disposition or impairment	1,194,230	2,885,852
Capital expenditures:
Purchase of property and equipment	15,753	73,535
The clustered clinics are in varying stages of sales negotiations with approximately all of the company-owned or managed clinics expected to be recognized as a completed sale within one year with an estimated fair value of $1.5 million at June 30, 2026. Effective with the designation as held for sale, we discontinued recording depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics as required by GAAP. We reported the related assets and liabilities of the clinics as held for sale as discontinued operations in our June 30, 2026 and December 31, 2025 condensed consolidated balance sheets.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the clinics estimated fair values, we recorded an estimated loss on disposal of $1.4 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and an estimated loss of $1.8 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively. A valuation allowance of $7.3 million and $6.3 million was included in discontinued operations current assets in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
On December 5, 2025, we entered into an Asset Purchase Agreement, pursuant to which we will sell the assets of, and grant franchise rights to, 22 company-owned or managed clinics located in Virginia, North Carolina and South Carolina for an aggregate purchase price of approximately $1.5 million, subject to certain adjustments. In mid-December 2025, the buyers assumed business operations under Management Service Agreements that will remain in effect until lease reassignments are completed to permit ownership transfer, for which the buyers receive a management fee in consideration for providing management services. During the quarter ended June 30, 2026, we closed on the sale of one clinic included in the transaction. As of June 30, 2026, the transaction as a whole had not officially closed and therefore, the net assets and liabilities of the remaining clinics remain in our consolidated balance sheets.
On April 20, 2026, we entered into an Asset Purchase Agreement (the “Elite Chiro Group Purchase Agreement”) with Elite Chiro Group, a California corporation (“Elite Chiro Group”), as buyer, pursuant to which we will sell to Elite Chiro Group the assets of, and grant franchise rights to, 45 company-owned or managed clinics located in Southern California (the “Elite Chiro Group Transaction”) for an aggregate purchase price of $2.3 million, subject to certain adjustments (the “Purchase Price”). The Purchase Price includes prorated franchise fees pursuant to 45 separate franchise agreements to be entered into between us and Elite Chiro Group and the non-exclusive development rights for 10 clinics to be developed in the metropolitan statistical areas of a development area to be agreed upon by us and Elite Chiro Group in accordance with the schedule set forth in the Elite Chiro Group Purchase Agreement. On April 27, 2026, we closed on the sale of 13 clinics included in the Elite Chiro Group Transaction, at which time ownership of such clinics transferred to Elite Chiro Group. On April 27, 2026, Elite Chiro Group also assumed business operations for the remaining 32 clinics included in the Elite Chiro Group Transaction pursuant to a Management Service Agreement. In May and June 2026, we closed on the sale of 15 additional clinics included in the Elite Chiro Group Transaction. As of June 30, 2026, the Elite Chiro Group Transaction as a whole had not officially closed and therefore, the net assets and liabilities of the remaining clinics remain in our consolidated balance sheets.
During the six months ended June 30, 2026, in connection with the sale of company-owned or managed clinics classified as held for sale as of December 31, 2025 for a combined sales price of $1.2 million, we sold $6.4 million of assets held for sale and $5.5 million of liabilities to be disposed of in the consolidated balance sheets as of December 31, 2025. As a result of the sales, we incurred $75 thousand in selling costs and recorded a gain of $297 thousand included in Income from discontinued operations before income tax expense in the condensed consolidated statements of operations for the six months ended June 30, 2026.
During the six months ended June 30, 2025, in connection with the sale of company-owned or managed clinics classified as held for sale as of December 31, 2024 for a combined sales price of $7.8 million, we sold $16.1 million of assets held for sale, net of a valuation allowance of $1.0 million and $7.2 million of liabilities to be disposed of in the consolidated balance sheets as of December 31, 2024. As a result of the sales, we incurred $0.4 million in selling costs and recorded a loss of $0.6 million included in Income from discontinued operations before income tax expense in the condensed consolidated statements of operations for the six months ended June 30, 2025.
The principal components of the held for sale assets and liabilities to be disposed of as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
ASSETS
Property and equipment, net	$3,139,305	$4,497,545
Operating lease right-of-use asset	9,313,107	14,111,081
Intangible assets, net	4,195,177	4,288,265
Goodwill	2,927,597	3,482,718
Valuation allowance	(7,294,647)	(6,327,644)
Total assets held for sale, net	$12,280,539	$20,051,965

LIABILITIES
Operating lease liability, current and non-current	$6,422,252	$11,065,542
Deferred revenue from company-owned or managed clinics	2,929,564	5,302,776
Total liabilities to be disposed of	$9,351,816	$16,368,318
The pre-tax income of the clinics designated as held for sale as of June 30, 2026 was $0.7 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, the results of which exclude the allocation of overhead. The pre-tax income of the clinics designated as held for sale as of June 30, 2026 was $0.9 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively, the results of which exclude the allocation of overhead. The pre-tax income for the three and six months ended June 30, 2026 was impacted by the management fees for the 54 company-owned or managed clinics as noted above.
Note 4: Property and Equipment
Property and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Office and computer equipment	$994,563	$982,766
Leasehold improvements	1,729,088	1,594,291
Internally-developed software	8,142,823	7,103,852
	10,866,474	9,680,909
Accumulated depreciation and amortization	(8,309,517)	(7,511,832)
	2,556,957	2,169,077
Construction in progress	266,275	990,149
Property and equipment, net	$2,823,232	$3,159,226
Construction in progress at June 30, 2026 and December 31, 2025 related primarily to internal use software in development.
Note 5: Fair Value Measurements
Our financial instruments include restricted cash, accounts receivable, accounts payable, accrued expenses and debt under the Credit Agreement (as defined in Note 6, Debt). The carrying amounts of our financial instruments, excluding cash equivalents and the debt under the Credit Agreement, approximate their fair value due to their short maturities. Cash equivalents consist of money market funds for which original cost approximates fair value. Cash equivalents have an approximate fair value of $12.5 million and $19.2 million as of June 30, 2026 and December 31, 2025, respectively, which were determined using Level 1 inputs.

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
As of June 30, 2026 and December 31, 2025, with the exception of cash equivalents noted above, we did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
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
Assets held for sale as of June 30, 2026 and December 31, 2025 include all company-owned or managed clinics. The fair value measurement of the assets held for sale as of June 30, 2026 was recorded as $1.5 million based upon Level 2 inputs. We maintain a valuation allowance of $7.3 million to adjust the carrying value of the disposal group to fair value less cost to sell as of June 30, 2026. The fair value of the assets held for sale as of December 31, 2025 was valued as $0.1 million based upon Level 2 inputs and $2.5 million based upon Level 3 inputs and carried a valuation allowance of $6.3 million to adjust the carrying value of the disposal group to fair value less cost to sell as of December 31, 2025.
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
On May 1, 2026, we entered into a waiver and fourth amendment to the Credit Agreement (as amended, the “2026 Credit Facility”) with the Lender. Among other things, the 2026 Credit Facility waived the then-existing default of our Credit Facilities due to a violation of our fixed charge coverage ratio covenant and modified the fixed charge coverage ratio covenant to allow for stock repurchases, which constitute restricted payments. The 2026 Credit Facility also extended the maturity date of the Credit Facilities to August 31, 2029.
As of June 30, 2026, we were in compliance with all applicable financial and non-financial covenants under the Credit Agreement and there were no outstanding balances under our Credit Facilities or the 2026 Credit Facility.
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
During the three months ended June 30, 2026, we repurchased $0.7 million of common stock at an average price of $8.23 per share, excluding related costs and fees. During the six months ended June 30, 2026, we repurchased $1.8 million of common stock at an average price of $8.31 per share, excluding related costs and fees. As of June 30, 2026, we had a remaining $3.8 million authorized for repurchasing shares of our common stock. All shares of common stock that we repurchased are held as treasury stock.

Treasury Stock

During the three and six months ended June 30, 2026, shares of common stock at a total cost of $18 thousand and $75 thousand, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. During the three and six months ended June 30, 2025, shares of common stock at a total cost of zero and $8 thousand, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us, but are not part of publicly announced share repurchase programs.
Note 8: Stock-Based Compensation
We grant stock-based awards under our 2024 Incentive Stock Plan (the “2024 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of our common stock. We may grant the following types of incentive awards under the 2024 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2024 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains and such other terms and conditions as the plan committee determines. Awards granted under the 2024 Plan are classified as equity awards, which are recorded in stockholders’ equity in our condensed consolidated balance sheets. As of June 30, 2026, we have granted under the 2024 Plan: (i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stock. There were no stock appreciation rights and restricted stock units granted under the 2024 Plan as of June 30, 2026. As of June 30, 2026, 1,431,335 shares of common stock remained available for issuance under the 2024 Plan.
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
We did not grant options during the three and six months ended June 30, 2026 and 2025.
The information below summarizes the stock option activity for the six months ended June 30, 2026:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2025	68,481	$14.33	6.0
Exercised	(9,058)	4.11
Expired	(5,363)	28.51
Outstanding at June 30, 2026	54,060	$14.63	6.8
Exercisable at June 30, 2026	25,515	$19.25	5.0
For the three months ended June 30, 2026 and 2025, stock-based compensation expense for stock options was $14 thousand and $17 thousand, respectively. For the six months ended June 30, 2026 and 2025, stock-based compensation expense for stock options was $28 thousand and $39 thousand, respectively.
Restricted Stock
Restricted stock awards granted to employees generally vest in four equal annual installments. Restricted stock awards granted to non-employee directors typically vest in full one year after the date of grant.

The information below summarizes the restricted stock activity for the six months ended June 30, 2026:

Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2025	353,490	$10.86
Granted	329,543	8.54
Vested	(90,731)	11.58
Forfeited	(54,351)	10.57
Non-vested at June 30, 2026	537,951	$9.34
For the three months ended June 30, 2026 and 2025, stock-based compensation expense for restricted stock awards was $409 thousand and $314 thousand, respectively. For the six months ended June 30, 2026 and 2025, stock-based compensation expense for restricted stock awards was $675 thousand and $586 thousand, respectively.
Note 9: Income Taxes
During the three months ended June 30, 2026 and 2025, we recorded income tax expense from continuing operations of $9 thousand and $11 thousand, respectively. During the six months ended June 30, 2026 and 2025, we recorded income tax expense from continuing operations of $20 thousand and $25 thousand, respectively. Our effective tax rate differs from the federal statutory tax rate for the three and six months ended June 30, 2026 and June 30, 2025, primarily due to state taxes and a change in valuation allowance.
Note 10: Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and statements of operations location for the three and six months ended June 30, 2026 and 2025:

	Line Items in our Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Operating lease costs:
Operating lease costs	General and administrative expenses	$91,577	$91,577	$183,154	$172,758
Total lease costs		$91,577	$91,577	$183,154	$172,758
Supplemental information and balance sheet location related to leases (excluding amounts related to leases classified as discontinued operations) were as follows:

	June 30, 2026	December 31, 2025
Operating Leases:
Operating lease right-of-use asset	$1,454,886	$1,572,173
Operating lease liability - current portion	340,885	194,179
Operating lease liability - net of current portion	1,696,293	1,815,527
Total operating lease liability	$2,037,178	$2,009,706
Weighted average remaining lease term (in years):
Operating leases	4.9	5.4
Weighted average discount rate:
Operating leases	6.5%	6.5%
Supplemental cash flow information related to leases (excluding amounts related to leases classified as discontinued operations) was as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$38,395	$230,028

Non-cash transactions:
ROU assets obtained in exchange for operating lease liabilities	$—	$1,554,504
Maturities of lease liabilities as of June 30, 2026 are as follows, excluding amounts related to leases classified as discontinued operations:

Operating Leases
2026 (remainder)	$230,367
2027	467,453
2028	479,129
2029	491,077
2030	503,374
Thereafter	211,905
Total lease payments	$2,383,305
Less: Imputed interest	(346,127)
Total lease obligations	$2,037,178
Less: Current obligations	(340,885)
Long-term lease obligation	$1,696,293
Guaranties in Connection with the Sale of the Divested Business
In connection with the sale of company-owned or managed clinics, we have guaranteed 60 future operating lease commitments assumed by the buyers. We are obligated to perform under the guaranties if the buyers fail to perform under the lease agreements at any time during the remainder of the term of the lease agreements, the latest of which expires on February 28, 2035. As of June 30, 2026, the undiscounted maximum remaining lease payments totaled $8.1 million. We have recorded a $40 thousand liability with respect to our obligations under the guaranties for one lease as of June 30, 2026 and have not recorded a liability for the remaining guaranties as we concluded that payment under those guaranties was not probable.
Litigation
In the normal course of business, we are party to litigation and claims from time to time. We maintain insurance to cover certain litigation and claims.
During the second quarter of 2024, we entered into settlement agreements from litigation related to employment matters of $1.5 million that was outside the normal course of business, which we have accrued for in discontinued operations current liabilities as of December 31, 2025 and June 30, 2026. The settlement is expected to be paid out during the third quarter of 2026.
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
In 2025, we determined that the likelihood of a loss related to multiple lawsuits outside of the normal course of business, including three cases consolidated into one class action lawsuit (but not yet certified), six individual cases related to each other and two unrelated individual cases, all filed against us and a chiropractor employed by the professional corporation providing clinical services in 2024, 2025 and 2026 in the state of California, became probable. The initial lawsuit was filed against us on June 6, 2024 with the Superior Court of California in Los Angeles County. The lawsuits allege, among other claims, an invasion of privacy, negligence, emotional distress, sexual harassment, unlawful recording, failure to provide a safe environment and trespass on person at one of our company-owned or managed clinics. The lawsuits are currently in discovery and trial is scheduled to begin in early 2027. We intend to continue to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases and therefore, no accrual exists as of June 30, 2026, with the exception of two individual cases related to the matter where we have booked an accrual that represents our insurance coverage deductible. We also note that our exposure to these cases may be limited by our insurance coverage, but the potential exposure is undetermined as of June 30, 2026.
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
The Franchise Operations segment is comprised of the operating activities of the franchise business unit. The Franchise Operations segment derives revenue primarily from customers by providing access to our franchise license, which represents symbolic intellectual property (See Note 2, Revenue Disclosures for additional details). The Franchise Operations segment is managed on a consolidated basis because all operations are located within a similar economic and regulatory environment, provide the same services and share the same business model and pricing strategies. As of June 30, 2026, the franchise system consisted of 896 clinics in operation. The accounting policies for the franchise segment are the same as those described in Note 1, Nature of Operations and Summary of Significant Accounting Policies. The CODM uses Net Income, Gross Profit, Operating Income, and Adjusted EBITDA as metrics in assessing performance and determining how to allocate resources. Net Income, Gross Profit, and Operating Income are reported on the condensed consolidated statements of operations. Adjusted EBITDA is presented in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures and is reconciled back to Net (loss) income from continuing operations on the condensed consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets, excluding discontinued operations current assets. The CODM uses these financial measures to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits in the Franchise Segment or into other parts of the entity, such as new products or services, new geographic territories, acquisitions or reacquisitions, or stock repurchases. Net Income and Adjusted EBITDA are used to monitor budget versus actual results. The CODM also uses Net Income and Adjusted EBITDA in conjunction with certain non-financial metrics in competitive analysis by benchmarking to our competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

The following table summarizes total revenue and significant expense categories and amounts for our reportable segment that aligns with the segment level information that is regularly provided to the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$15,181,914	$13,270,270	$30,002,147	$26,347,860
Less:
Franchise and regional developer cost of revenues	2,070,339	2,350,613	4,340,097	4,901,848
IT cost of revenues	406,911	421,994	859,808	842,885
Selling and marketing expenses	4,886,151	3,483,844	8,603,055	6,988,994
Adjusted General and administrative expenses	6,687,580	6,925,770	12,865,679	13,479,690
Stock-based compensation expense	423,180	330,988	703,180	624,929
Other segment items, net (a)	527,111	333,011	939,090	216,151
Depreciation and amortization expense	422,861	402,295	819,554	764,225
Income tax expense	9,108	11,390	20,220	24,794
Segment (loss) income	$(251,327)	$(989,635)	$851,464	$(1,495,656)
Reconciliation of (loss) income

Net (loss) income from continuing operations	$(251,327)	$(989,635)	$851,464	$(1,495,656)
Net income from discontinued operations	904,348	1,082,998	1,100,692	2,556,815
Net income	$653,021	$93,363	$1,952,156	$1,061,159
_________________
(a) Other segment items, net includes other (income) loss, net, acquisition-related expenses, net loss on disposition or impairment, costs related to restatement filings, and restructuring costs.
Note 12: Related Party Transactions

Mr. Jefferson Gramm, Managing Partner of Bandera Partners LLC, who is a beneficial holder of more than 5% of our outstanding common stock (approximately 28% as of June 30, 2026), was appointed to the Board of Directors effective as of January 2, 2024.

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

In October 2020, Mr. Jefferson Gramm loaned approximately $370 thousand to an unaffiliated franchisee that owns and operates one franchise clinic. The loan is not secured by the assets of the business and there are no foreclosure rights. As of June 30, 2026, the remaining balance on the unsecured loan was approximately $196 thousand.

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
Overview
We are a growing franchisor that uses a private pay, non-insurance, cash-based model. We will continue our franchised focused expansion of chiropractic clinics in key markets throughout North America, and potentially abroad, as we seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry.
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
For the three months ended June 30, 2026, compared to the prior year period:
•Comp sales of clinics that have been open for at least 13 full months decreased 2.8%; and
•System-wide sales for all clinics open for any amount of time decreased 3.7% to $128.0 million.
Key Clinic Development Trends. As of June 30, 2026, we and our franchisees operated or managed 941 clinics, of which 896 were operated or managed by franchisees and 45 were operated as company-owned or managed clinics. Our franchisees opened five clinics in the second quarter of 2026, compared to seven clinics in the second quarter of 2025.

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
On December 5, 2025, we entered into an Asset Purchase Agreement with Addisco Value, LLC, a North Carolina limited liability company, Triangle Chiropractic Associates P.C., a North Carolina professional corporation, and Bluffton TJ, LLC, a South Carolina limited liability company, collectively as buyers, pursuant to which we will sell the assets of, and grant franchise rights to, 22 company-owned or managed clinics located in Virginia, North Carolina and South Carolina for an aggregate purchase price of approximately $1.5 million, subject to certain adjustments. In mid-December 2025, the buyers assumed business operations under Management Service Agreements that will remain in effect until lease reassignments are completed to permit ownership transfer. During the quarter ended June 30, 2026, we closed on the sale of one clinic included in the transaction. As of June 30, 2026, the transaction as a whole had not officially closed and therefore, the net assets and liabilities of the remaining clinics remain in our consolidated balance sheets.
On April 20, 2026, we entered into the Elite Chiro Group Purchase Agreement with Elite Chiro Group, pursuant to which we will sell to Elite Chiro Group the assets of, and grant franchise rights to, 45 company-owned or managed clinics located in Southern California for an aggregate purchase price of $2.3 million, subject to certain adjustments. The Purchase Price includes prorated franchise fees pursuant to 45 separate franchise agreements to be entered into between us and Elite Chiro Group and the non-exclusive development rights for 10 clinics to be developed in the metropolitan statistical areas of a development area to be agreed upon by us and Elite Chiro Group in accordance with the schedule set forth in the Elite Chiro Group Purchase Agreement. The closing of each clinic as part of the Elite Chiro Group Transaction is expressly conditioned upon the assignment of the existing lease for such clinic. On April 27, 2026, we closed on the sale of 13 clinics included in the Elite Chiro Group Transaction, at which time ownership of such clinics transferred to Elite Chiro Group. On April 27, 2026, Elite Chiro Group also assumed business operations for the remaining 32 clinics included in the Elite Chiro Group Transaction pursuant to a Management Service Agreement. During the quarter ended June 30, 2026, we closed on the sale of 15 additional clinics included in the Elite Chiro Group Transaction. As of June 30, 2026, the Elite Chiro Group Transaction as a whole had not officially closed and therefore, the net assets and liabilities of the remaining clinics remain in our consolidated balance sheets.
On June 28, 2026, we entered into an Asset Purchase Agreement with Vigeo, LLC (“Vigeo APA”), a California limited liability company, as buyer, pursuant to which we will sell the assets of, and grant franchise rights to, four company-owned or managed clinics located in Northern California for an aggregate purchase price of $400 thousand. Pursuant to the Vigeo APA, the buyer will pay $150 thousand of the purchase price as a down payment upon the close of the Vigeo APA, and will pay the remaining balance of the purchase price pursuant to separate promissory notes and corresponding security agreements. The closing of each clinic as part of the transaction is expressly conditioned upon the assignment of the existing lease for such clinic.
On March 31, 2026, we acquired the regional developer territory rights from one of our regional developers. We carried an upfront regional developer fee liability balance associated with this transaction of $37 thousand, representing the unrecognized fee collected upon the execution of the regional developer agreement. During the quarter ended June 30, 2026, we acquired the regional developer territory rights from three of our regional developers. We carried an upfront regional developer fee liability balance associated with these transactions of $80 thousand, representing the unrecognized fee collected upon the execution of the regional developer agreement.
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
The number of franchise licenses sold for the second quarter of 2026 was 10, compared with 13 licenses sold for the second quarter of 2025. We ended the second quarter of 2026 with 11 regional developers. We will continue to leverage the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country.
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

Significant Events and/or Recent Developments

Recent events that may impact our business include unfavorable global economic or political conditions, continued labor shortages, elevated gas prices, and inflation and other cost increases. We anticipate that 2026 will continue to be a volatile macroeconomic environment.

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

During the first half of 2026, we repurchased 219,293 shares of our common stock for approximately $1.8 million. Shares repurchased during the first half of 2026 represented 1.6% of outstanding common stock at December 31, 2025. All shares of common stock that were repurchased are held as treasury stock. As of June 30, 2026, we had a remaining $3.8 million authorized for repurchasing shares of our common stock under the 2025 SRP.
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
Critical Accounting Policies and Estimates
There were no changes in our critical accounting policies and estimates during the three months ended June 30, 2026, from those set forth in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations
The following discussion and analysis of our financial results encompasses the results of our Franchise Operations business segment for the three and six months ended June 30, 2026, compared with the three and six months ended June 30, 2025. All financial results and metrics discussed below are on a continuing operations basis.

Total Revenues - Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Components of revenues were as follows:

	Three Months Ended June 30,
	2026	2025	Change from Prior Year	Percent Change from Prior Year
Revenues:
Royalty fees	$8,327,549	$8,133,121	$194,428	2.4%
Franchise fees	750,587	768,100	(17,513)	(2.3)
Advertising fund revenue	3,715,837	2,332,695	1,383,142	59.3
IT-related income and software fees	1,547,331	1,481,661	65,670	4.4
Other revenues	840,610	554,692	285,918	51.5
Total revenues	$15,181,914	$13,270,269	$1,911,645	14.4
Total revenues increased by $1.9 million, primarily due to the continued expansion and revenue growth of our franchise base and included:
•Royalty fees and IT-related income and software fees increased due to an increase in the number of franchised clinics in operation during the current period. As of June 30, 2026 and 2025, there were 896 and 885 franchised clinics in operation, respectively.
•Advertising fund revenue increased due to additional funds contributed to the National Marketing Fund by our franchisees, in addition to the historical 2% of gross sales, that initiated in the fourth quarter of 2025.
•Other revenues increased primarily due to an increase in sponsorship revenue related to our annual conference held in April 2026.
Total Revenues - Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Components of revenues were as follows:

	Six Months Ended June 30,
	2026	2025	Change from Prior Year	Percent Change from Prior Year
Revenues:
Royalty fees	$16,359,838	$16,204,107	$155,731	1.0%
Franchise fees	1,895,655	1,596,619	299,036	18.7
Advertising fund revenue	7,362,920	4,640,197	2,722,723	58.7
IT-related income and software fees	3,082,232	2,943,628	138,604	4.7
Other revenues	1,301,502	963,309	338,193	35.1
Total revenues	$30,002,147	$26,347,860	$3,654,287	13.9
Total revenues increased by $3.7 million, primarily due to the continued expansion and revenue growth of our franchise base and included:
•Royalty fees and IT-related income and software fees increased due to an increase in the number of franchised clinics in operation during the current period.
•Franchise fees increased primarily due to the impact of accelerated revenue recognition resulting from terminated franchise license agreements and related fees, with 36 and 32 franchise license agreements terminated during the six months ended June 30, 2026 and 2025, respectively.

•Advertising fund revenue increased due to additional funds contributed to the National Marketing Fund by our franchisees, in addition to the historical 2% of gross sales, that initiated in the fourth quarter of 2025.
•Other revenues increased primarily due to an increase in sponsorship revenue related to our annual conference held in April 2026.
Cost of Revenues

Cost of Revenues	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$2,477,250	$2,772,607	$(295,357)	(10.7)%
Six Months Ended June 30,	5,199,905	5,744,733	(544,828)	(9.5)
For the three and six months ended June 30, 2026, as compared with the three and six months ended June 30, 2025, the total cost of revenues decreased primarily due to a reduction in regional developer royalties driven by the five regional developer territory rights acquired since June 30, 2025.
Selling and Marketing Expenses

Selling and Marketing Expenses	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$4,886,151	$3,483,844	$1,402,307	40.3%
Six Months Ended June 30,	8,603,055	6,988,994	1,614,061	23.1
For the three and six months ended June 30, 2026, as compared with the three and six months ended June 30, 2025, selling and marketing expenses increased due to an increase in expenses associated with our national marketing campaign efforts, which began late in the fourth quarter of 2025.
Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$422,861	$402,295	$20,566	5.1%
Six Months Ended June 30,	819,554	764,225	55,329	7.2
Depreciation and amortization expenses increased for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily due to depreciation expenses related to internal use software enhancements and developments, including the launch of our new mobile app during the third quarter of 2025.
General and Administrative Expenses

General and Administrative Expenses	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$7,556,216	$7,745,251	$(189,035)	(2.4)%
Six Months Ended June 30,	14,641,202	14,660,196	(18,994)	(0.1)
For the three months ended June 30, 2026, as compared with the three months ended June 30, 2025, general and administrative expenses decreased primarily due to a decrease in payroll and other employee compensation expenses including workers' compensation insurance driven by additional progress in our refranchising strategy, partially offset by an increase in professional services, litigation and acquisition-related expenses. As a percentage of revenue, general and administrative expenses during the three months ended June 30, 2026 and 2025 were 50% and 58%, respectively.

For the six months ended June 30, 2026, as compared with the six months ended June 30, 2025, general and administrative expenses decreased primarily due to a decrease in payroll and other employee compensation expenses including workers' compensation insurance driven by additional progress in our refranchising strategy, mostly offset by an increase in professional services, litigation and acquisition-related expenses. As a percentage of revenue, general and administrative expenses during the six months ended June 30, 2026 and 2025 were 50% and 56%, respectively.
Included in general and administrative expenses from continuing operations above are expenses of $0.3 million and $0.5 million related to workers’ compensation insurance for the six months ended June 30, 2026 and 2025, respectively, of which we believe that approximately $0.3 million and $0.4 million, respectively, relate to expenses that will not be incurred upon the completion of our refranchising strategy.
(Loss) Income from Operations

(Loss) Income from Operations	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$(368,657)	$(1,138,167)	$769,510	67.6%
Six Months Ended June 30,	505,011	(1,816,701)	2,321,712	127.8
Loss from operations decreased by $0.8 million for the three months ended June 30, 2026, compared with the three months ended June 30, 2025. The decrease in the loss was primarily due to:
•an increase of $1.9 million in total revenues;
•a decrease of $0.3 million in our total cost of revenues; and
•a decrease of $0.2 million in general and administrative expenses; partially offset by
•an increase of $1.4 million in selling and marketing expenses.
Income (loss) from operations increased by $2.3 million for the six months ended June 30, 2026, compared with the six months ended June 30, 2025. The increase from the loss to income was primarily due to:
•an increase of $3.7 million in total revenues; and
•a decrease of $0.5 million in our total cost of revenues; partially offset by
•an increase of $1.6 million in selling and marketing expenses.
Other Income, Net

Other Income, Net	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$126,438	$159,922	$(33,484)	(20.9)%
Six Months Ended June 30,	366,673	345,839	20,834	6.0
For the three months ended June 30, 2026, as compared with the three months ended June 30, 2025, other income decreased primarily due to lower average cash and cash equivalent balances in our money market funds resulting in decreased interest income.
For the six months ended June 30, 2026, as compared with the six months ended June 30, 2025, other income increased primarily due to the reversal of a liability related to the employee retention credit funds we received from the Internal Revenue Service in 2023.

Income Tax Expense

Income Tax Expense	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$9,108	$11,390	$(2,282)	(20.0)%
Six Months Ended June 30,	20,220	24,794	(4,574)	(18.4)
Income tax expense decreased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily due to a decrease in estimated state income taxes.
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.
Non-GAAP Financial Measures
The table below reconcile net (loss) income to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
	From Continuing Operations	From Discontinued Operations	Net Operations	From Continuing Operations	From Discontinued Operations	Net Operations
Non-GAAP Financial Data:
Net (loss) income	$(251,327)	$904,348	$653,021	$(989,635)	$1,082,998	$93,363
Net interest income	(126,439)	—	(126,439)	(159,922)	—	(159,922)
Depreciation and amortization expense	422,861	1,690	424,551	402,295	17,120	419,415
Income tax expense (benefit)	9,108	(2,559)	6,549	11,390	100,201	111,591
EBITDA	54,203	903,479	957,682	(735,872)	1,200,319	464,447
Stock-based compensation expense	423,180	—	423,180	330,988	—	330,988
Acquisition-related expenses	332,005	—	332,005	—	—	—
Net loss on disposition or impairment	208,093	816,466	1,024,559	4,440	1,752,494	1,756,934
Restructuring costs	113,451	(24,422)	89,029	488,493	198,331	686,824
Litigation expenses	321,693	12,005	333,698	—	—	—
Adjusted EBITDA	$1,452,625	$1,707,528	$3,160,153	$88,049	$3,151,144	$3,239,193

	Six Months Ended June 30,
	2026			2025
	From Continuing Operations	From Discontinued Operations	Net Operations	From Continuing Operations	From Discontinued Operations	Net Operations
Non-GAAP Financial Data:
Net income (loss)	$851,464	$1,100,692	$1,952,156	$(1,495,656)	$2,556,815	$1,061,159
Net interest (income) expense	(368,188)	—	(368,188)	(345,839)	238	(345,601)
Depreciation and amortization expense	819,554	9,447	829,001	764,225	43,505	807,730
Income tax expense	20,220	179,810	200,030	24,794	203,613	228,407
EBITDA	1,323,050	1,289,949	2,612,999	(1,052,476)	2,804,171	1,751,695
Stock-based compensation expense	703,180	—	703,180	624,929	—	624,929
Acquisition-related expenses	332,005	—	332,005	—	—	—
Net loss on disposition or impairment	233,420	1,194,230	1,427,650	6,413	2,885,852	2,892,265
Restructuring costs	740,338	56,784	797,122	555,577	269,715	825,292
Litigation expenses	346,694	421,775	768,469	—	—	—
Adjusted EBITDA	$3,678,687	$2,962,738	$6,641,425	$134,443	$5,959,738	$6,094,181
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
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2026, we had unrestricted cash and short-term bank deposits of $22.2 million. We generated $0.7 million of cash flow from operating activities from both continuing and discontinued operations in the six months ended June 30, 2026. While unfavorable global economic or political conditions create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next 12 months.

While the interruptions, delays and/or cost increases resulting from political instability and geopolitical tensions, adverse weather conditions, economic weakness, inflationary pressures, elevated interest rates, elevated gas prices and other factors have created uncertainty as to general economic conditions for the remainder of 2026, as of the date of this Quarterly Report on Form 10-Q, we believe that we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2026, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements, primarily for corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. If the equity and credit markets deteriorate, including as a result of economic weakness, political unrest or war, or any other reason, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Given the ongoing uncertainties described above, the levels of our cash flows from operations for the remainder of 2026 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities for both continuing and discontinued operations increased by $3.5 million to $0.7 million for the six months ended June 30, 2026, compared to net cash used in operating activities of $2.8 million for the six months ended June 30, 2025. The increase in net cash used in operating activities was primarily attributable to a change in accrued expenses of $3.9 million primarily related to the settlement of a medical injury claim during the first quarter of 2025, which was partially offset by a related change in accounts receivable of $1.0 million for insurance recoveries, a change in payroll liabilities of $1.1 million related to the increased payout of our annual bonuses, a change in prepaid expenses and other current assets of $0.9 million related to lower insurance premiums due to fewer company-owned or managed clinics in 2026 as compared to 2025, and a change in other liabilities related to our asset purchase agreements that are pending final closure.
Net cash provided by investing activities was $0.7 million for the six months ended June 30, 2026, compared to net cash provided by investing activities of $6.9 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, this included proceeds from sales of clinics of $1.2 million, partially offset by purchases of property and equipment of $0.5 million. For the six months ended June 30, 2025, this included proceeds from sales of clinics of $7.8 million, partially offset by purchases of property and equipment of $0.8 million.
Net cash used in financing activities for the six months ended June 30, 2026 was $1.9 million, compared to net cash provided by financing activities of $0.9 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, net cash used in financing activities primarily included $1.8 million of common stock purchases under the 2025 SRP. For the six months ended June 30, 2025, net cash provided by financing activities included cash receipts from stock option exercises of $0.9 million.

Capital Composition
As discussed in the “Significant Events and/or Recent Developments” section of this MD&A, our Board of Directors approved the 2025 SRP to repurchase up to $17.0 million of our common stock. During the six months ended June 30, 2026, we repurchased 219,293 shares under the 2025 SRP. Refer to the “Significant Events and/or Recent Developments” section above for more information and Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for our monthly repurchase activity during the three months ended June 30, 2026.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2026, there have been no material changes to the quantitative and qualitative disclosures about market risk appearing in Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our management concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The following table summarizes our monthly common stock repurchase activity during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of the 2025 SRP	Approximate Dollar Value of Shares that May Yet be Purchased Under the 2025 SRP
Repurchases from April 1 - 30, 2026	—	$—	—	$4,530,550
Repurchases from May 1 - 31, 2026	17,430	8.23	17,430	4,387,154
Repurchases from June 1 - 30, 2026	64,775	8.23	64,775	3,834,262
Total	82,205	$8.23	82,205	3,834,262

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document
10.1***
Asset Purchase Agreement, dated April 20, 2026, by and among the Registrant, Elite Chiro Group, and Gadi Emein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36724) filed with the Securities and Exchange Commission on April 24, 2026)

10.2***
Asset Purchase Agreement Amendment, dated April 27, 2026, by and among the Registrant, Elite Chiro Group, and Gadi Emein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-36724) filed with the Securities and Exchange Commission on May 8, 2026)

10.3
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

THE JOINT CORP.

Dated: August 6, 2026	By:	/s/ Sanjiv Razdan
Sanjiv Razdan Chief Executive Officer and President (Principal Executive Officer)

Dated: August 6, 2026	By:	/s/ Scott J. Bowman
Scott J. Bowman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)