Form 10-Q
period 2026-09-30
JOINT Corp
filed 2026-11-06
CIK 1612630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________
Commission file number: 001-36724
The Joint Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0544160 (IRS Employer Identification No.)

16767 N. Perimeter Drive, Suite 110, Scottsdale Arizona (Address of principal executive offices)	85260 (Zip Code)
(480) 245-5960
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	JYNT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of November 2, 2026, the registrant had 13,689,211 shares of Common Stock ($0.001 par value) outstanding.

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

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$18,299,059	$23,601,810
Restricted cash	569,643	700,058
Accounts receivable, net	2,475,757	2,849,864
Notes receivable	109,833	—
Deferred franchise and regional development costs, current portion	880,954	945,933
Prepaid expenses and other current assets	3,049,327	1,744,556
Discontinued operations current assets ($1.0 million attributable to VIEs)	7,486,845	22,246,318
Total current assets	32,871,418	52,088,539
Property and equipment, net	2,800,073	3,159,226
Operating lease right-of-use asset	1,395,838	1,572,173
Notes receivable, net of current portion	325,374	—
Deferred franchise and regional development costs, net of current portion	3,043,629	3,827,129
Deposits and other assets	262,308	319,460
Total assets	$40,698,640	$60,966,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$749,976	$1,588,665
Accrued expenses	1,633,471	1,501,838
Co-op funds liability	569,643	700,058
Payroll liabilities	2,984,053	4,055,752
Operating lease liability, current portion	349,447	194,179
Deferred franchise fee revenue, current portion	2,495,505	2,519,018
Upfront regional developer fees, current portion	164,564	277,394
Other current liabilities	616,877	611,231
Discontinued operations current liabilities ($1.2 million and $6.1 million attributable to VIEs, respectively)	7,184,973	21,368,446
Total current liabilities	16,748,509	32,816,581
Operating lease liability, net of current portion	1,605,077	1,815,527
Deferred franchise fee revenue, net of current portion	9,896,113	10,899,271
Upfront regional developer fees, net of current portion	181,788	355,556
Total liabilities	28,431,487	45,886,935
Commitments and contingencies (Note 10)
Stockholders' equity:
Series A preferred stock, $0.001 par value; 50,000 shares authorized, zero shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 15,719,285 shares issued and 13,701,928 shares outstanding and 15,471,715 shares issued and 14,142,626 shares outstanding, respectively	15,719	15,471
Additional paid-in capital	53,102,139	52,026,407

Treasury stock 2,017,357 shares and 1,329,089 shares, at cost, respectively	(17,915,296)	(12,192,081)
Accumulated deficit	(22,960,409)	(24,795,205)
Total The Joint Corp. stockholders' equity	12,242,153	15,054,592
Non-controlling interest	25,000	25,000
Total equity	12,267,153	15,079,592
Total liabilities and stockholders' equity	$40,698,640	$60,966,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Royalty fees	$8,254,366	$8,106,915	$24,614,204	$24,311,022
Franchise fees	893,882	964,796	2,789,537	2,561,415
Advertising fund revenue	2,391,339	2,344,833	9,754,259	6,985,030
Software fees	1,578,567	1,545,331	4,660,799	4,488,959
Other revenues	433,554	418,810	1,735,056	1,382,119
Total revenues	13,551,708	13,380,685	43,553,855	39,728,545
Cost of revenues:
Franchise and regional developer cost of revenues	1,980,494	2,232,419	6,320,591	7,134,267
IT cost of revenues	423,074	428,815	1,282,882	1,271,700
Total cost of revenues	2,403,568	2,661,234	7,603,473	8,405,967
Selling and marketing expenses	2,704,777	2,816,081	11,307,832	9,805,075
Depreciation and amortization	261,779	446,736	1,081,333	1,210,961
General and administrative expenses	6,851,612	7,295,719	21,492,814	21,955,915
Total selling, general and administrative expenses	9,818,168	10,558,536	33,881,979	32,971,951
Net loss on disposition or impairment	—	—	233,420	6,413
Income (loss) from continuing operations	1,329,972	160,915	1,834,983	(1,655,786)
Other income, net	136,417	139,801	503,090	485,640
Income (loss) before income tax expense	1,466,389	300,716	2,338,073	(1,170,146)
Income tax expense	10,069	10,346	30,289	35,140
Net income (loss) from continuing operations	1,456,320	290,370	2,307,784	(1,205,286)
Discontinued operations:
(Loss) income from discontinued operations before income tax expense	(1,593,877)	664,269	(313,375)	3,424,697
Income tax (benefit) expense from discontinued operations	(20,197)	99,630	159,613	303,243
Net (loss) income from discontinued operations	(1,573,680)	564,639	(472,988)	3,121,454
Net (loss) income	$(117,360)	$855,009	$1,834,796	$1,916,168

Net income (loss) from continuing operations per common share:
Basic	$0.10	$0.02	$0.16	$(0.08)
Diluted	$0.10	$0.02	$0.16	$(0.08)
Net (loss) income from discontinued operations per common share:
Basic	$(0.11)	$0.04	$(0.03)	$0.20
Diluted	$(0.11)	$0.04	$(0.03)	$0.20
Net (loss) income per common share:
Basic	$(0.01)	$0.06	$0.13	$0.12
Diluted	$(0.01)	$0.06	$0.13	$0.12

Basic weighted average shares	14,030,130	15,344,844	14,151,503	15,281,775
Diluted weighted average shares	14,032,055	15,398,594	14,154,157	15,348,944
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. Stockholders' Equity	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2025	15,471,715	$15,471	$52,026,407	1,329,089	$(12,192,081)	$(24,795,205)	$15,054,592	$25,000	$15,079,592
Stock-based compensation expense	—	—	280,000	—	—	—	280,000	—	280,000
Issuance of restricted stock, net of forfeitures	258,869	259	(259)	—	—	—	—	—	—
Exercise of stock options	9,058	9	37,219	—	—	—	37,228	—	37,228
Purchases of treasury stock under employee stock plans	—	—	—	5,822	(56,528)	—	(56,528)	—	(56,528)
Common stock repurchased under authorized stock repurchase programs	—	—	—	137,088	(1,145,054)	—	(1,145,054)	—	(1,145,054)
Net income	—	—	—	—	—	1,299,135	1,299,135	—	1,299,135
Balances, March 31, 2026 (unaudited)	15,739,642	$15,739	$52,343,367	1,471,999	$(13,393,663)	$(23,496,070)	$15,469,373	$25,000	$15,494,373
Stock-based compensation expense	—	—	423,180	—	—	—	423,180	—	423,180
Issuance of restricted stock, net of forfeitures	16,323	16	(16)	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	—	—	—	2,169	(18,455)	—	(18,455)	—	(18,455)
Common stock repurchased under authorized stock repurchase programs	—	—	—	82,205	(676,810)	—	(676,810)	—	(676,810)
Net income	—	—	—	—	—	653,021	653,021	—	653,021
Balances, June 30, 2026 (unaudited)	15,755,965	$15,755	$52,766,531	1,556,373	$(14,088,928)	$(22,843,049)	$15,850,309	$25,000	$15,875,309
Stock-based compensation expense	—	—	335,572	—	—	—	335,572	—	335,572
Issuance of restricted stock, net of forfeitures	(36,680)	(36)	36	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	—	—	—	220	(1,835)	—	(1,835)	—	(1,835)
Common stock repurchased under authorized stock repurchase programs	—	—	—	460,764	(3,824,533)	—	(3,824,533)	—	(3,824,533)
Net loss	—	—	—	—	—	(117,360)	(117,360)	—	(117,360)
Balances, September 30, 2026 (unaudited)	15,719,285	$15,719	$53,102,139	2,017,357	$(17,915,296)	$(22,960,409)	$12,242,153	$25,000	$12,267,153

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total The Joint Corp. Stockholders' Equity	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balances, December 31, 2024	15,192,893	$15,192	$49,210,455	33,015	$(870,058)	$(27,702,470)	$20,653,119	$25,000	$20,678,119
Stock-based compensation expense	—	—	293,941	—	—	—	293,941	—	293,941
Issuance of restricted stock, net of forfeitures	148,565	149	(149)	—	—	—	—	—	—
Exercise of stock options	3,000	3	905,973	—	—	—	905,976	—	905,976
Purchases of treasury stock under employee stock plans	—	—	—	779	(8,440)	—	(8,440)	—	(8,440)
Net income	—	—	—	—	—	967,796	967,796	—	967,796
Balances, March 31, 2025 (unaudited)	15,344,458	$15,344	$50,410,220	33,794	$(878,498)	$(26,734,674)	$22,812,392	$25,000	$22,837,392
Stock-based compensation expense	—	—	330,988	—	—	—	330,988	—	330,988
Issuance of restricted stock, net of forfeitures	20,064	20	(20)	—	—	—	—	—	—
Net income	—	—	—	—	—	93,363	93,363	—	93,363
Balances, June 30, 2025 (unaudited)	15,364,522	$15,364	$50,741,188	33,794	$(878,498)	$(26,641,311)	$23,236,743	$25,000	$23,261,743
Stock-based compensation expense	—	—	346,209	—	—	—	346,209	—	346,209
Issuance of restricted stock, net of forfeitures	(29,376)	(29)	29	—	—	—	—	—	—
Exercise of stock options	98,715	98	547,484	—	—	—	547,582	—	547,582
Common stock repurchased under authorized stock repurchase programs	—	—	—	227,810	(2,288,994)	—	(2,288,994)	—	(2,288,994)
Net income	—	—	—	—	—	855,009	855,009	—	855,009
Balances, September 30, 2025 (unaudited)	15,433,861	$15,433	$51,634,910	261,604	$(3,167,492)	$(25,786,302)	$22,696,549	$25,000	$22,721,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,834,796	$1,916,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,090,914	1,270,776
Net loss on disposition or impairment	3,512,246	3,752,862
Net franchise fees recognized upon termination of franchise agreements	(417,315)	(257,797)
Provision for credit losses	330,621	149,719
Stock-based compensation expense	1,038,752	971,138
Changes in operating assets and liabilities:
Accounts receivable	288,722	1,464,026
Prepaid expenses and other current assets	(794,596)	(424,897)
Deferred franchise costs	621,762	382,986
Deposits and other assets	164,494	(19,280)
Accounts payable	(897,087)	(649,903)
Accrued expenses	(1,227,636)	(3,475,804)
Payroll liabilities	(1,902,615)	(925,440)
Operating leases	(2,166,672)	(3,843,956)
Deferred revenue	(1,397,169)	(1,643,696)
Upfront regional developer fees	(286,597)	(215,524)
Other liabilities	794,968	489,649
Net cash provided by (used in) operating activities	587,588	(1,058,973)

Cash flows from investing activities:
Proceeds from sale of clinics	1,426,000	7,778,287
Purchase of property and equipment	(871,031)	(1,154,385)
Net cash provided by investing activities	554,969	6,623,902

Cash flows from financing activities:
Payments of finance lease obligation	—	(4,354)
Purchases of treasury stock under employee stock plans	(76,818)	(8,440)
Purchases of common stock under stock repurchase programs	(5,646,397)	(2,288,994)
Proceeds from exercise of stock options	37,228	1,453,558
Net cash used in financing activities	(5,685,987)	(848,230)

(Decrease) increase in cash, cash equivalents and restricted cash	(4,543,430)	4,716,699
Cash, cash equivalents and restricted cash, beginning of period	24,301,868	25,996,436
Cash, cash equivalents and restricted cash, end of period	$19,758,438	$30,713,135

Reconciliation of cash, cash equivalents and restricted cash:	September 30, 2026	September 30, 2025
Cash and cash equivalents	$18,299,059	$29,699,953
Restricted cash	1,459,379	1,013,182
Cash, cash equivalents and restricted cash, end of period	$19,758,438	$30,713,135

Supplemental cash flow disclosures:
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Nine Months Ended September 30,
	2026	2025
Net cash paid for:
Interest	$37,917	$37,917
Income taxes, net of refunds	154,479	545,979
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	—	91,883
Notes receivable for the sale of clinics	287,500	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE JOINT CORP. AND SUBSIDIARY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited financial statements represent the condensed consolidated financial statements of The Joint Corp. (“The Joint”), which includes its variable interest entities (“VIEs”), and its wholly owned subsidiary, TJC Platforms, LLC (collectively, the “Company”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Such unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with The Joint Corp. and Subsidiary and Affiliates consolidated financial statements and the notes thereto as set forth in our Annual Report on Form 10-K as of and for the year ended December 31, 2025, filed with the SEC on March 13, 2026, which included all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three and nine month periods ended September 30, 2026 and 2025 is unaudited.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other income (expenses) that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that we may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments, refer to the Use of Estimates section below included in this Note.
The results of operations of the corporate clinic segment are reported in (Loss) income from discontinued operations before income tax expense in the condensed consolidated statements of operations for all periods presented and the related assets and liabilities associated with discontinued operations are classified as discontinued operations current assets and liabilities in the condensed consolidated balance sheets at September 30, 2026 and December 31, 2025. The condensed consolidated statements of cash flows include cash flows related to the discontinued operations and accordingly, cash flow amounts for discontinued operations are disclosed in Note 3, Divestitures. All results and information in the condensed consolidated financial statements are presented as continuing operations and exclude the corporate clinic segment unless otherwise noted specifically as discontinued operations. For additional information, refer to Note 3, Divestitures.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of The Joint and its wholly owned subsidiary, TJC Platforms, LLC, which was renamed from The Joint Corporate Unit No. 1, LLC effective as of July 1, 2026 and was dormant for all periods presented. We consolidate VIEs in which we are the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations. Non-controlling interests represent third-party equity ownership interests in VIEs. All significant inter-affiliate accounts and transactions between The Joint and its VIEs have been eliminated in consolidation.
Comprehensive (Loss) Income
Net (loss) income was the same as comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025.
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

The following table summarizes the number of clinics in operation under franchise agreements and as company-owned or managed clinics for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Franchised clinics:	2026	2025	2026	2025
Clinics open at the beginning of the period	896	885	885	842
Opened during the period	4	9	12	21
Acquired during the period	26	1	55	40
Closed during the period	(11)	(11)	(37)	(19)
Clinics in operation at the end of the period	915	884	915	884

	Three Months Ended September 30,		Nine Months Ended September 30,
Company-owned or managed clinics:	2026	2025	2026	2025
Clinics open at the beginning of the period	45	82	75	125
Sold during the period	(26)	(1)	(55)	(40)
Closed during the period	(4)	(3)	(5)	(7)
Clinics in operation at the end of the period	15	78	15	78

Total clinics in operation at the end of the period	930	962	930	962

Clinic licenses sold but not yet developed at the end of the period	47	86	47	86
Future clinic licenses subject to executed letters of intent at the end of the period	57	63	57	63
Variable Interest Entities
Certain states prohibit the “corporate practice of chiropractic,” which restricts business corporations from practicing chiropractic care by exercising control over clinical decisions by chiropractic doctors. In states that prohibit the corporate practice of chiropractic, we typically enter into long-term management agreements with professional corporations (“PCs”) that are owned by licensed chiropractic doctors, which, in turn, employ or contract with doctors who provide professional chiropractic care in our clinics. Under these management agreements with PCs, we provide, on an exclusive basis, all non-clinical services of the chiropractic practice. We have entered into such management agreements with four PCs. In connection with the sale of five company-owned or managed clinics in the Kansas City region, we terminated our management agreement with one PC as of June 30, 2025. If an entity is deemed to be the primary beneficiary of a VIE, the entity is required to consolidate the VIE in its financial statements. An entity is deemed to be the primary beneficiary of a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. In accordance with relevant accounting guidance, these PCs were determined to be VIEs, as fees paid by the PCs to us for management services are considered variable interests because the fees do not meet all the following criteria: (1) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services; (2) the decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; and (3) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length. Additionally, we have determined that we have the ability to direct the activities that most significantly impact the performance of these PCs and we have an obligation to absorb losses or receive benefits which could potentially be significant to the PCs. Accordingly, the PCs are VIEs for which we are the primary beneficiary and are consolidated by us.
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
VIE net income (including the management fee) for the three and nine months ended September 30, 2026 and 2025, respectively, is included in (Loss) income from discontinued operations before income tax expense and Income tax (benefit) expense from discontinued operations in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from discontinued operations before income tax	$1,405,982	$343,251	$4,004,630	$1,157,750
Income tax (benefit) expense from discontinued operations	(20,197)	99,630	159,613	303,243
Net income	$1,426,179	$243,621	$3,845,017	$854,507
The carrying amount of the VIEs’ assets and liabilities is included in discontinued operations as of September 30, 2026 and December 31, 2025 in the condensed consolidated balance sheets as follows:

	September 30, 2026	December 31, 2025
Discontinued operations current assets	$994,138	$994,138
Discontinued operations current liabilities	1,231,390	6,079,903
Cash and Cash Equivalents
We consider all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. We continually monitor our positions with, and credit quality of, the financial institutions with which we invest. As of the balance sheet date and periodically throughout the period, we have maintained balances in various operating accounts in excess of federally insured limits. We invest our cash primarily in short-term bank deposits and money market funds. We had $12.6 million and $19.2 million of cash equivalents invested in money market funds as of September 30, 2026 and December 31, 2025, respectively.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily represents amounts due from franchisees for royalty fees. We record an allowance for credit losses as a reduction to our accounts receivables for amounts that we do not expect to recover. An allowance for credit losses is determined through assessments of collectability based on historical trends, the financial condition of our franchisees, including any known or anticipated bankruptcies and an evaluation of current economic conditions, as well as our expectations of conditions in the future. Actual losses ultimately could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2026 and December 31, 2025, we had a $0.7 million and a $0.4 million allowance for credit losses, respectively.

The following table provides a reconciliation of the activity related to our allowance for credit losses:

Allowance for Credit Losses
Balance at December 31, 2024	$220,893
Bad debt expense recognized during the year	286,232
Write-off of uncollectible amounts, net of recoveries	(77,638)
Balance at December 31, 2025	$429,487
Bad debt expense recognized during the period	330,621
Write-off of uncollectible amounts, net of recoveries	(86,555)
Balance at September 30, 2026	$673,553
Notes Receivable
Notes receivable consists primarily of amounts due from buyers of certain previously company-owned or managed clinics in the Southeast and Northern California regions. Certain buyers entered into promissory notes for the purchase price of their clinics or for the franchise fees associated with operating the purchased clinics. Notes are carried at amortized cost, net of an allowance for credit losses, when appropriate. Interest income is recognized using the effective interest method. Notes are placed on nonaccrual status when payments are 90 days or more past due or when management determines collection is not reasonably assured. Interest received on nonaccrual notes is applied to the principal. Notes are written off when deemed uncollectible.
Property and Equipment
Property and equipment are stated at cost and relate mostly to internally-developed software, corporate headquarters leasehold improvements, its furniture and fixtures and other office and computer equipment. Depreciation is computed using the straight-line method over estimated useful lives, which is generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred, while major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. We recorded losses on disposition or impairment of zero and $233 thousand in our condensed consolidated statements of operations related to continuing operations property or equipment disposed of other than by sale or retirement for the three and nine months ended September 30, 2026, respectively. We recorded losses on disposition or impairment of zero and $6 thousand in our condensed consolidated statements of operations related to continuing operations property or equipment disposed of other than by sale or retirement for the three and nine months ended September 30, 2025, respectively.
Leases
We lease property and equipment under operating leases. We lease our corporate office space and the space for each of the company-owned or managed clinics in the portfolio. We recognize a right-of-use (“ROU”) asset and lease liability for all leases. The lease for our corporate office space is recognized as a ROU asset and lease liability in our condensed consolidated balance sheets as continuing operations while all other leases for each of the company-owned or managed clinics are reported in discontinued operations. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at our sole discretion and, as such, we typically determine that exercise of these renewal options is not reasonably certain. As a result, we do not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the ROU asset and lease liability. When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. In such cases, we estimate our incremental borrowing rate as the interest rate we would pay to borrow an amount equal to the lease payments over a similar term, with similar collateral as in the lease and in a similar economic environment. We estimate these rates using available evidence such as rates imposed by third-party lenders to us in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to our estimated creditworthiness.

For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. Pre-opening costs are recorded as incurred in general and administrative expenses. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased corporate office space are expensed as incurred in general and administrative expenses in the condensed consolidated statements of operations. Any variable costs associated with the leased property for company-owned or managed clinics are expensed as incurred and are included in (Loss) income from discontinued operations before income tax expense in the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2026 and 2025, certain leases related to discontinued operations were terminated early with the landlord as a result of corporate clinic closures. The net losses to terminate the leases were recorded in (Loss) income from discontinued operations before income tax in the condensed consolidated statements of operations of $0.4 million and $0.1 million for the three and nine months ended September 30, 2026, respectively. The net losses to terminate the leases were recorded in Income from discontinued operations before income tax in the condensed consolidated statements of operations of $0.3 million and $0.7 million for the three and nine months ended September 30, 2025, respectively.
Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to estimated undiscounted future cash flows in our assessment of whether or not long-lived assets are recoverable. We record an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. No impairment losses on long-lived assets were recognized from continuing operations during the three and nine months ended September 30, 2026 and 2025.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales prices or the clinics’ estimated fair values, we recorded an estimated net loss on disposal, which is included in (Loss) income from discontinued operations before income tax expense in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss on impairment on assets held for sale related to discontinued operations	$1,077,523	$461,347	$2,893,790	$1,884,111
A valuation allowance of $2.5 million and $6.3 million as of September 30, 2026 and December 31, 2025, respectively, is included in Discontinued operations current assets on the condensed consolidated balance sheets.
The following table shows a reconciliation of our impairment and disposal losses recorded in (Loss) income from discontinued operations before income tax expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Impairment on assets held for sale
Assets held for sale	$1,077,523	$461,347	$2,893,790	$1,884,111
Loss on disposal of assets other than by sale
Property and equipment, net	—	125,102	2,550	392,266
Operating lease right-of-use asset	376,852	251,568	102,214	677,346
Loss on the sale of assets	630,221	22,581	280,272	792,726
Total net loss on disposition or impairment related to discontinued operations	$2,084,596	$860,598	$3,278,826	$3,746,449
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
Franchise Fees. We require the entire non-refundable initial franchise fee to be paid upon execution of a franchise agreement, which typically has an initial term of 10 years. Initial franchise fees are recognized ratably on a straight-line basis over the term of the franchise agreement. Our services under the franchise agreement include training of franchisees and staff, site selection, construction/vendor management and ongoing operations support. With the exception of the franchise fees for certain recently sold company-owned or managed clinics in the Southeast region, we provide no financing to franchisees and offer no guaranties on their behalf. The services provided by us are highly interrelated with the franchise license and as such are considered to represent a single performance obligation. Renewal franchise fees, as well as transfer fees, are also recognized as revenue on a straight-line basis over the term of the respective franchise agreement.
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
Regional Developer Fees
We have a regional developer program where regional developers are granted an exclusive geographical territory and commit to a minimum development obligation within that defined territory. Upon receiving exclusive rights to develop a territory, a regional developer will pay an upfront fee to us. Upfront regional developer fees represent consideration received from a vendor to act as our agent within an exclusive territory. The upfront regional developer fee is accounted for as a reduction of cost of revenues, in franchise and regional developer cost of revenues, to offset the respective future commissions paid to the regional developer. The fees are ratably recognized over the term of the related regional developer agreement.
Regional developers receive fees that are funded by the initial franchise fees collected from franchisees upon the sale of franchises within their exclusive geographical territory and a royalty of 3% of sales generated by franchised clinics in their exclusive geographical territory. Initial fees related to the sale of franchises within their exclusive geographical territory are initially deferred as deferred franchise costs and are recognized as an expense in franchise cost of revenues when the respective revenue is recognized, which is generally over the term of the related franchise agreement. Royalties of 3% of sales generated by franchised clinics in their regions are also recognized as franchise cost of revenues as franchisee clinic level sales occur. This 3% fee is funded by the 7% royalties we collect from the franchisees in their regions. Certain regional developer agreements result in the regional developer acquiring the rights to existing royalty streams from clinics already open in the respective territory. In those instances, fees collected from the sale of the royalty stream are recognized as a decrease to franchise and regional developer cost of revenues over the remaining life of the respective franchise agreements. We did not enter into any new regional developer agreements during the three and nine months ended September 30, 2026 and 2025.

Regional Developer Rights Contract Termination Costs
From time to time, subject to our strategy, regional developer rights are reacquired by us, resulting in a termination of the contract. The termination costs to reacquire the regional developer rights are recognized at fair value, less any unrecognized upfront regional developer fee liability balance, as a general and administrative expense in the period in which the contract is terminated in accordance with the contract terms and are recorded within general and administrative expenses in the condensed consolidated statements of operations. When regional developer rights are reacquired in conjunction with the sale of company-owned or managed clinics, the upfront regional developer fee liability balance at the time of the sale are treated as relieved and are included with the total consideration received when we calculate the gain or loss on the sale. On March 31, 2026, we acquired the regional developer territory rights from one of our regional developers. During the second quarter of 2026, we acquired the regional developer territory rights from three of our regional developers. Refer to Note 13, Subsequent Events, for information regarding additional regional developer territory rights acquired on October 1, 2026.
Advertising Costs
Advertising costs are advertising and marketing expenses incurred by us, primarily through advertising funds. We expense production costs of commercial advertising upon first airing and expense the costs of communicating the advertising in the period in which the advertising occurs. Advertising expenses, excluding National Marketing Fund costs, were $0.1 million and $0.9 million for the three and nine months ended September 30, 2026, respectively. Advertising expenses, excluding National Marketing Fund costs, were $0.1 million and $0.6 million for the three and nine months ended September 30, 2025, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$1,456,320	$290,370	$2,307,784	$(1,205,286)
Net (loss) income from discontinued operations	(1,573,680)	564,639	(472,988)	3,121,454
Net (loss) income	$(117,360)	$855,009	$1,834,796	$1,916,168

Weighted average common shares outstanding - basic	14,030,130	15,344,844	14,151,503	15,281,775
Effect of dilutive securities:
Unvested restricted stock and stock options	1,925	53,750	2,654	67,169
Weighted average common shares outstanding - diluted	14,032,055	15,398,594	14,154,157	15,348,944

(Loss) income per share:
Basic (loss) income per share:
Continuing operations	$0.10	$0.02	$0.16	$(0.08)
Discontinued operations	(0.11)	0.04	(0.03)	0.20
Net (loss) income per basic share	$(0.01)	$0.06	$0.13	$0.12
Diluted (loss) income per share
Continuing operations	$0.10	$0.02	$0.16	$(0.08)
Discontinued operations	(0.11)	0.04	(0.03)	0.20
Net (loss) income per diluted share	$(0.01)	$0.06	$0.13	$0.12
The following common stock equivalents were excluded from the computation of diluted (loss) earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	48,011	68,221	49,979	76,795
Stock-Based Compensation
We account for share-based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. We determine the estimated grant-date fair value of restricted shares using the closing price on the date of the grant and the grant-date fair value of stock options using the Black-Scholes-Merton model. In order to calculate the fair value of stock options, certain assumptions are made regarding the components of the model, including risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. We recognize compensation costs ratably over the period of service using the straight-line method. Forfeitures are estimated based on historical and forecasted turnover, which is approximately 5%.
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
Note 2: Revenue Disclosures
Franchising Fees, Royalty Fees, Advertising Fund Revenue, and Software Fees
As of September 30, 2026, we had 915 franchised clinics in operation, 47 clinic licenses sold but not yet developed and 57 executed letters of intent for future clinic licenses. The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires us to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality and substantially all of the utility is derived from its association with our past or ongoing activities. The nature of our promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by us are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
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
•We are entitled to royalties and advertising fees based on a percentage of the franchisee’s gross sales as defined in the franchise agreement. Royalty and advertising revenue are recognized when the franchisee’s sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either what is considered a contract asset (unbilled receivable) or, once billed, accounts receivable, on the condensed consolidated balance sheets.
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
Disaggregation of Revenue
We believe that the captions contained on the condensed consolidated statements of operations appropriately reflect the disaggregation of our revenue by major type for the three and nine months ended September 30, 2026 and 2025. Other revenues primarily consist of merchant income associated with preferred vendor royalties associated with franchisees’ credit card transactions.
The following table shows our revenues disaggregated according to the timing of transfer of services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized at a point in time	$11,079,259	$10,870,558	$36,103,519	$32,678,171
Revenue recognized over time	2,472,449	2,510,127	7,450,336	7,050,374
Total revenue	$13,551,708	$13,380,685	$43,553,855	$39,728,545
Rollforward of Accounts Receivable
Changes in our accounts receivable, net during the nine months ended September 30, 2026 were as follows:

Accounts Receivable, Net
Balance at December 31, 2025	$2,849,864
Cash received against accounts receivable included at the beginning of the year	(2,685,034)
Net increase during the nine months ended September 30, 2026	2,984,480
Allowance for credit losses	(673,553)
Balance at September 30, 2026	$2,475,757

Rollforward of Contract Liabilities and Contract Assets
Changes in our contract liability for deferred franchise fees during the nine months ended September 30, 2026 were as follows:

Deferred Revenue Short and Long-Term
Balance at December 31, 2025	$13,418,289
Revenue recognized that was included in the contract liability at the beginning of the year	(2,531,809)
Net increase during the nine months ended September 30, 2026	1,505,138
Balance at September 30, 2026	$12,391,618
Our deferred franchise and development costs represent capitalized sales commissions. Changes during the nine months ended September 30, 2026 were as follows:

Deferred Franchise and Development Costs Short and Long-Term
Balance at December 31, 2025	$4,773,062
Cost of revenue recognized that was included in the contract asset at the beginning of the year	(910,500)
Net increase during the nine months ended September 30, 2026	62,021
Balance at September 30, 2026	$3,924,583
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2026:

Contract liabilities expected to be recognized in	Amount
2026 (remainder)	$641,331
2027	2,453,896
2028	2,274,715
2029	1,945,806
2030	1,683,841
Thereafter	3,392,029
Total	$12,391,618
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
Since December 31, 2024, the corporate clinics classified as held for sale or already sold under the refranchising plan represent, in the aggregate, a strategic shift that will have a major effect on our operations and financial results. Accordingly, the results of the corporate clinic segment and its assets and liabilities are reported separately as discontinued operations in the condensed consolidated statements of operations and condensed consolidated balance sheets. As permitted, we elected not to adjust the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 to separately present cash flows attributable to discontinued operations. Accordingly, we disclosed the depreciation and amortization, capital expenditures and significant operating and investing non-cash items related to the corporate clinic segment below.

The key components of Net (loss) income from discontinued operations that were included in our condensed consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Revenues from company-owned or managed clinics	$4,186,181	$10,520,596	$21,132,289	$44,068,960
Total revenues	4,186,181	10,520,596	21,132,289	44,068,960
Cost of revenues:
IT cost of revenues	2,770	4,181	13,857	15,906
Total cost of revenues	2,770	4,181	13,857	15,906
Selling and marketing expenses	302,682	1,012,959	2,043,881	4,731,358
Depreciation and amortization	134	16,310	9,581	59,815
General and administrative expenses	3,348,346	7,942,168	16,045,972	32,070,385
Total selling, general and administrative expenses	3,651,162	8,971,437	18,099,434	36,861,558
Net loss on disposition or impairment from discontinued operations	2,084,596	860,598	3,278,826	3,746,449
(Loss) income from discontinued operations	(1,552,347)	684,380	(259,828)	3,445,047
Other expense, net	41,530	20,111	53,547	20,350
(Loss) income before income tax expense	(1,593,877)	664,269	(313,375)	3,424,697
Income tax (benefit) expense from discontinued operations	(20,197)	99,630	159,613	303,243
Net (loss) income from discontinued operations	$(1,573,680)	$564,639	$(472,988)	$3,121,454

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in our condensed consolidated balance sheets:

	September 30, 2026	December 31, 2025
ASSETS
Restricted cash	$889,736	$—
Accounts receivable	69,965	315,201
Prepaid expenses and other current assets	103,233	581,504
Assets held for sale, net of valuation allowance	5,307,684	20,051,965
Property and equipment, net	—	67,779
Deferred tax assets (attributable to VIEs)	994,138	994,138
Deposits and other assets	122,089	235,731
Total assets, discontinued operations	$7,486,845	$22,246,318

LIABILITIES
Accounts payable	$25,105	$83,503
Accrued expenses	1,305,670	2,519,433
Payroll liabilities (zero and $0.6 million attributable to VIEs, respectively)	157,949	988,865
Operating lease liability, current portion	—	651,844
Other current liabilities ($0.8 million attributable to VIEs)	1,646,219	756,483
Liabilities to be disposed of ($0.5 million and $4.7 million attributable to VIEs, respectively)	4,050,030	16,368,318
Total liabilities, discontinued operations	$7,184,973	$21,368,446
The key components of cash flows from discontinued operations are as follows:

	Nine Months Ended September 30,
	2026	2025
Significant operating and investing non-cash items:
Depreciation and amortization	$9,581	$59,815
Net loss on disposition or impairment	3,278,826	3,746,449
Capital expenditures:
Purchase of property and equipment	15,753	73,535
The clustered clinics are in varying stages of sales negotiations with substantially all of the company-owned or managed clinics expected to be recognized as a completed sale within one year with an estimated fair value of $0.9 million at September 30, 2026. Effective with the designation as held for sale, we discontinued recording depreciation on property and equipment, net, amortization of intangible assets, net and amortization of ROU assets for the clinics as required by GAAP. We reported the related assets and liabilities of the clinics as held for sale as discontinued operations in our September 30, 2026 and December 31, 2025 condensed consolidated balance sheets.
Long-lived assets that meet the criteria for the held for sale designation are reported at the lower of their carrying value or fair value less estimated cost to sell. As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the clinics estimated fair values, we recorded an estimated loss on disposal of $1.1 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and an estimated loss of $2.9 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively. A valuation allowance of $2.5 million and $6.3 million is included in discontinued operations current assets in our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
On December 5, 2025, we entered into an Asset Purchase Agreement, pursuant to which we will sell the assets of, and grant franchise rights to, 22 company-owned or managed clinics located in Virginia, North Carolina and South Carolina for an

aggregate purchase price of approximately $1.5 million, subject to certain adjustments. In mid-December 2025, the buyers assumed business operations under Management Service Agreements (“MSAs”) that will remain in effect until lease reassignments are completed to permit ownership transfer, for which the buyers receive a management fee in consideration for providing management services. During the quarter ended June 30, 2026, we closed on the sale of one clinic included in the transaction. During the quarter ended September 30, 2026, we closed on the sale of nine clinics included in the transaction. As of September 30, 2026, the transaction as a whole had not officially closed and therefore, the net assets and liabilities of the remaining clinics remain in our consolidated balance sheets.
On April 20, 2026, we entered into an Asset Purchase Agreement (the “Elite Chiro Group Purchase Agreement”) with Elite Chiro Group, a California corporation (“Elite Chiro Group”), as buyer, pursuant to which we will sell to Elite Chiro Group the assets of, and grant franchise rights to, 45 company-owned or managed clinics located in Southern California (the “Elite Chiro Group Transaction”) for an aggregate purchase price of $2.3 million, subject to certain adjustments (the “Purchase Price”). The Purchase Price includes prorated franchise fees pursuant to 45 separate franchise agreements to be entered into between us and Elite Chiro Group and the non-exclusive development rights for 10 clinics to be developed in the metropolitan statistical areas of a development area to be agreed upon by us and Elite Chiro Group in accordance with the schedule set forth in the Elite Chiro Group Purchase Agreement. On April 27, 2026, we closed on the sale of 13 clinics included in the Elite Chiro Group Transaction, at which time ownership of such clinics transferred to Elite Chiro Group. On April 27, 2026, Elite Chiro Group also assumed business operations for the remaining 32 clinics included in the Elite Chiro Group Transaction pursuant to an MSA. In May and June 2026, we closed on the sale of 15 additional clinics included in the Elite Chiro Group Transaction. During the quarter ended September 30, 2026, we closed on the sale of 12 clinics included in the Elite Chiro Group Transaction. As of September 30, 2026, the Elite Chiro Group Transaction as a whole had not officially closed and therefore, the net assets and liabilities of the remaining clinics remain in our consolidated balance sheets.
During the nine months ended September 30, 2026, in connection with the sale of company-owned or managed clinics classified as held for sale as of December 31, 2025 for a combined sales price of $1.4 million, we sold $17.1 million of assets held for sale net of a $4.8 million valuation allowance and $10.4 million of liabilities to be disposed of in the consolidated balance sheets as of December 31, 2025. As a result of the sales, we incurred $146 thousand in selling costs and recorded a loss of $333 thousand included in (Loss) income from discontinued operations before income tax expense in the condensed consolidated statements of operations for the nine months ended September 30, 2026.
During the nine months ended September 30, 2025, in connection with the sale of company-owned or managed clinics classified as held for sale as of December 31, 2024 for a combined sales price of $7.8 million, we sold $16.2 million of assets held for sale, net of a valuation allowance of $1.0 million and $7.3 million of liabilities to be disposed of in the consolidated balance sheets as of December 31, 2024. As a result of the sales, we incurred $0.4 million in selling costs and recorded a loss of $0.6 million included in (Loss) income from discontinued operations before income tax expense in the condensed consolidated statements of operations for the nine months ended September 30, 2025.

The principal components of the held for sale assets and liabilities to be disposed of as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
ASSETS
Property and equipment, net	$1,408,259	$4,497,545
Operating lease right-of-use asset	4,044,227	14,111,081
Intangible assets, net	235,255	4,288,265
Goodwill	2,132,929	3,482,718
Valuation allowance	(2,512,986)	(6,327,644)
Total assets held for sale, net	$5,307,684	$20,051,965

LIABILITIES
Operating lease liability, current and noncurrent	$3,092,671	$11,065,542
Deferred revenue from company-owned or managed clinics	957,359	5,302,776
Total liabilities to be disposed of	$4,050,030	$16,368,318
The pre-tax income of the clinics designated as held for sale as of September 30, 2026 was $0.3 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, the results of which exclude the allocation of overhead. The pre-tax income of the clinics designated as held for sale as of September 30, 2026 was $0.7 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively, the results of which exclude the allocation of overhead. The pre-tax income for the three and nine months ended September 30, 2026 was impacted by the management fees as noted above.
Note 4: Property and Equipment
Property and equipment consisted of the following:

	September 30, 2026	December 31, 2025
Office and computer equipment	$1,010,908	$982,766
Leasehold improvements	1,754,596	1,594,291
Internally-developed software	8,301,471	7,103,852
	11,066,975	9,680,909
Accumulated depreciation and amortization	(8,567,459)	(7,511,832)
	2,499,516	2,169,077
Construction in progress	300,557	990,149
Property and equipment, net	$2,800,073	$3,159,226
Construction in progress at September 30, 2026 and December 31, 2025 related primarily to internal use software in development.
Note 5: Fair Value Measurements
Our financial instruments include restricted cash, accounts receivable, notes receivable, accounts payable and accrued expenses. The carrying amounts of our financial instruments, excluding cash equivalents, approximate their fair value due to their short maturities. Cash equivalents consist of money market funds for which original cost approximates fair value. Cash equivalents have an approximate fair value of $12.6 million and $19.2 million as of September 30, 2026 and December 31, 2025, respectively, which were determined using Level 1 inputs.
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
As of September 30, 2026 and December 31, 2025, with the exception of cash equivalents noted above, we did not have any financial instruments that were measured on a recurring basis as Level 1, 2 or 3.
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
Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. The estimated fair values of the company-owned or managed clinics classified as Held for Sale (see Note 3, Divestitures) were recorded in discontinued operations current assets at fair values on a nonrecurring basis and are based upon Level 2 inputs, which include a potential buyer agreed-upon selling price or Level 3 inputs, which includes consideration of a market approach using a multiple of earnings assumption based on clinic-level historical financial performance as well as an income approach using discounted cash flow (“DCF”) models that use significant unobservable inputs and assumptions. Key inputs in the DCF models included projected cash flows over a 10-year forecast period, based on clinic-level historical financial performance and management’s expectations of future operating results. A terminal value was estimated using the Gordon Growth Model for locations with positive cash flows. For locations with projected negative cash flows, no terminal value was assigned, as these clinics were assumed to cease operations upon lease termination. The future cash flows and terminal value were discounted to present value using a discount rate of 14.5% for clinics with positive cash flows and 4.2% for clinics with negative cash flows, which reflect the risk profile of the underlying operations and market conditions as of the measurement date.
Assets held for sale as of September 30, 2026 and December 31, 2025 include all company-owned or managed clinics. The fair value measurement of the assets held for sale as of September 30, 2026 was recorded as $0.9 million based upon Level 2 inputs. We maintain a valuation allowance of $2.5 million to adjust the carrying value of the disposal group to fair value less cost to sell as of September 30, 2026. The fair value of the assets held for sale as of December 31, 2025 was valued as $0.1 million based upon Level 2 inputs and $2.5 million based upon Level 3 inputs and carried a valuation allowance of $6.3 million to adjust the carrying value of the disposal group to fair value less cost to sell as of December 31, 2025.
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
On February 28, 2022, we entered into an amendment to the Credit Facilities (as amended, the “2022 Credit Facility”) with the Lender. Under the 2022 Credit Facility, the Revolver increased to $20.0 million (from $2.0 million), the portion of the Revolver available for letters of credit increased to $5.0 million (from $1.0 million), the uncommitted additional amount increased to $30.0 million (from $2.5 million) and the developmental Line of Credit of $5.5 million was terminated. The Revolver will be used for working capital needs, general corporate purposes and for acquisitions, development and capital improvement uses. At our option, borrowings under the 2022 Credit Facility bear interest at: (i) the adjusted Secured Overnight Financing Rate (“SOFR”), plus 0.10%, plus 1.75%, payable on the last day of the selected interest period of one, three or six months and on the three-month anniversary of the beginning of any six-month interest period, if applicable; or (ii) an Alternative Base Rate (“ABR”), plus 1.00%, payable monthly. The ABR is the greatest of (A) the prime rate (as published by the Wall Street Journal); (B) the Federal Reserve

Bank of New York rate, plus 0.5%; and (C) the adjusted one-month term SOFR. Amounts outstanding under the Revolver on February 28, 2022 continued to bear interest at the rate selected under the Credit Facilities prior to the amendment until the last day of the interest period in effect, at which time, if not repaid, the amounts outstanding under the Revolver will bear interest at the 2022 Credit Facility rate. As a result of this refinance, $2.0 million of current maturity of long-term debt was reclassified to long-term as of December 31, 2021. The 2022 Credit Facility was originally scheduled to terminate, and all principal and interest to become due and payable on the fifth anniversary of the amendment on February 28, 2027. On January 17, 2024, we paid down the outstanding balance on our Debt under the Credit Agreement of $2.0 million.
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
As of September 30, 2026, we were in compliance with all applicable financial and non-financial covenants under the Credit Agreement and there were no outstanding balances under our Credit Facilities or the 2026 Credit Facility.
Note 7: Stockholders' Equity
Stock Repurchase Program

On June 3, 2025, our Board of Directors approved a stock repurchase program (the “2025 SRP”) to repurchase up to $5.0 million of our common stock, par value $0.001 per share, from time to time until June 3, 2027 or such other date as we have exhausted, or the Board of Directors otherwise terminates, the repurchase authorization. On November 4, 2025, the Board of Directors authorized an additional $12.0 million under the 2025 SRP and extended the repurchase date through November 4, 2027.

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
During the three months ended September 30, 2026, we repurchased $3.8 million of common stock at an average price of $8.30 per share, excluding related costs and fees. During the nine months ended September 30, 2026, we repurchased $5.6 million of common stock at an average price of $8.30 per share, excluding related costs and fees. As of September 30, 2026, we had exhausted the amount authorized for repurchasing shares of our common stock. All shares of common stock that we repurchased are held as treasury stock. Refer to Note 13, Subsequent Events, for information regarding additional amounts authorized under the 2025 SRP.

Treasury Stock

During the three and nine months ended September 30, 2026, shares of common stock at a total cost of $2 thousand and $77 thousand, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. During the three and nine months ended September 30, 2025, shares of common stock at a total cost of zero and $8 thousand, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us, but are not part of publicly announced stock repurchase programs.
Note 8: Stock-Based Compensation
We grant stock-based awards under our 2024 Incentive Stock Plan (the “2024 Plan”). The shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of our common stock. We may grant the following types of incentive awards under the 2024 Plan: (i) non-qualified stock options; (ii) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) restricted stock units. Each award granted under the 2024 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains and such other terms and conditions as the plan committee determines. Awards granted under the 2024 Plan are classified as equity awards, which are recorded in stockholders’ equity in our condensed consolidated balance sheets. As of September 30, 2026, we have granted under the 2024 Plan: (i) non-qualified stock options; (ii) incentive stock options; and (iii) restricted stock. There were no stock appreciation rights and restricted stock units granted under the 2024 Plan as of September 30, 2026. As of September 30, 2026, 1,465,327 shares of common stock remained available for issuance under the 2024 Plan.
Stock Options
Our closing price on the date of grant is the basis of fair value of our common stock used in determining the value of share-based awards. To the extent the value of our share-based awards involves a measure of volatility, we use available historical volatility of our common stock over a period of time corresponding to the expected stock option term. We use the simplified method to calculate the expected term of stock option grants to employees. Accordingly, the expected life of the options granted is based on the average of the vesting term, which is generally four years and the contractual term, which is generally 10 years. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. Forfeitures are estimated based on historical and forecasted turnover, which is approximately 5%.
We did not grant options during the three and nine months ended September 30, 2026 and 2025.
The information below summarizes the stock option activity for the nine months ended September 30, 2026:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2025	68,481	$14.33	6.0
Exercised	(9,058)	4.11
Expired	(5,964)	33.33
Outstanding at September 30, 2026	53,459	$13.94	6.6
Exercisable at September 30, 2026	24,914	$17.87	4.9
For the three months ended September 30, 2026 and 2025, stock-based compensation expense for stock options was $15 thousand and $16 thousand, respectively. For the nine months ended September 30, 2026 and 2025, stock-based compensation expense for stock options was $43 thousand and $55 thousand, respectively.
Restricted Stock
Restricted stock awards granted to employees generally vest in four equal annual installments. Restricted stock awards granted to non-employee directors typically vest in full one year after the date of grant.

The information below summarizes the restricted stock activity for the nine months ended September 30, 2026:

Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested at December 31, 2025	353,490	$10.86
Granted	348,491	8.53
Vested	(91,431)	11.59
Forfeited	(109,979)	10.04
Non-vested at September 30, 2026	500,571	$9.28
For the three months ended September 30, 2026 and 2025, stock-based compensation expense for restricted stock awards was $321 thousand and $330 thousand, respectively. For the nine months ended September 30, 2026 and 2025, stock-based compensation expense for restricted stock awards was $996 thousand and $916 thousand, respectively.
Note 9: Income Taxes
During each of the three months ended September 30, 2026 and 2025, we recorded income tax expense from continuing operations of $10 thousand. During the nine months ended September 30, 2026 and 2025, we recorded income tax expense from continuing operations of $30 thousand and $35 thousand, respectively. Our effective tax rate differs from the federal statutory tax rate for the three and nine months ended September 30, 2026 and September 30, 2025, primarily due to state taxes and a change in valuation allowance.
Note 10: Commitments and Contingencies
Leases
The table below summarizes the components of lease expense and statements of operations location for the three and nine months ended September 30, 2026 and 2025:

	Line Items in our Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Operating lease costs:
Operating lease costs	General and administrative expenses	$91,577	$91,577	$274,731	$264,335
Total lease costs		$91,577	$91,577	$274,731	$264,335

Supplemental information and balance sheet location related to leases (excluding amounts related to leases classified as discontinued operations) were as follows:

	September 30, 2026	December 31, 2025
Operating Leases:
Operating lease right-of-use asset	$1,395,838	$1,572,173
Operating lease liability - current portion	349,447	194,179
Operating lease liability - net of current portion	1,605,077	1,815,527
Total operating lease liability	$1,954,524	$2,009,706
Weighted average remaining lease term (in years):
Operating leases	4.7	5.4
Weighted average discount rate:
Operating leases	6.5%	6.5%
Supplemental cash flow information related to leases (excluding amounts related to leases classified as discontinued operations) was as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$153,578	$345,042

Non-cash transactions:
ROU assets obtained in exchange for operating lease liabilities	$—	$1,554,504
Maturities of lease liabilities as of September 30, 2026 are as follows, excluding amounts related to leases classified as discontinued operations:

Operating Leases
2026 (remainder)	$115,184
2027	467,453
2028	479,129
2029	491,077
2030	503,374
Thereafter	211,904
Total lease payments	$2,268,121
Less: Imputed interest	(313,597)
Total lease obligations	$1,954,524
Less: Current obligations	(349,447)
Long-term lease obligation	$1,605,077
Guaranties in Connection with the Sale of the Divested Business
In connection with the sale of company-owned or managed clinics, we have guaranteed 81 operating leases assumed by the buyers. We are obligated to perform under the guaranties if the buyers fail to perform under the lease agreements at any time during the remainder of the term of the lease agreements, the latest of which expires on February 28, 2035. As of September 30, 2026, the undiscounted maximum remaining lease payments totaled $11.7 million. We have recorded a $40 thousand liability with respect to our obligations under the guaranties for one lease as of September 30, 2026 and have not recorded a liability for the remaining guaranties as we concluded that payment under those guaranties was not probable.

Litigation
In the normal course of business, we are party to litigation and claims from time to time. We maintain insurance to cover certain litigation and claims.
During the second quarter of 2024, we entered into settlement agreements from litigation related to employment matters of $1.5 million that were outside the normal course of business, which we have accrued for in discontinued operations current liabilities as of December 31, 2025. The settlement was paid in full during the third quarter of 2026.
During the first quarter of 2025, litigation related to a medical injury claim between a patient (“the Claimant”) and us filed on September 5, 2023 reached a settlement agreement on February 25, 2025. Per the terms of the settlement agreement, we were required to pay the Claimant $3.4 million with our insurance. We accrued the settlement recorded in discontinued operations current liabilities for $3.4 million as of December 31, 2024. The expense of the accrual was offset by a receivable recorded as discontinued operations current assets from our insurance for $1.9 million as of December 31, 2024. The settlement was paid in full during the first quarter of 2025.
In 2025, we determined that the likelihood of a loss related to multiple lawsuits outside of the normal course of business, including three cases consolidated into one class action lawsuit (but not yet certified), six individual cases related to each other and two unrelated individual cases, all filed against us and a chiropractor employed by the professional corporation providing clinical services in 2024, 2025 and 2026 in the state of California, became probable. The initial lawsuit was filed against us on June 6, 2024 with the Superior Court of California in Los Angeles County. The lawsuits allege, among other claims, an invasion of privacy, negligence, emotional distress, sexual harassment, unlawful recording, failure to provide a safe environment and trespass on person at one of our former company-owned or managed clinics. The lawsuits are currently in discovery and trial is scheduled to begin in early 2027. We intend to continue to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases and therefore, no accrual exists as of September 30, 2026, with the exception of five individual cases related to the matter where we have booked an accrual that represents our insurance coverage deductible. We also note that our exposure to these cases may be limited by our insurance coverage, but the potential exposure is undetermined as of September 30, 2026.
Note 11: Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (the “CODM”) to evaluate performance and make operating decisions. We have identified the CODM as our Chief Executive Officer.
Historically, we have had two operating business segments: (1) Corporate Clinics, and (2) Franchise Operations. The Corporate Clinics segment is comprised of the activities of the company-owned or managed clinics. In the fourth quarter of 2024, as part of our refranchising strategy, the Corporate Clinic segment met the criteria to be reported as discontinued operations (Refer to Note 3, Divestitures for financial information on the discontinued operating Corporate Clinics segment). Therefore, since December 31, 2024, we have had only one reportable segment: Franchise Operations. In accordance with ASC 205-20, Discontinued Operations, expenses that in prior periods were partially allocated to the Corporate Clinic segment that are not wholly related to the activity of the segment have been recast to be presented in continuing operations, which is now Franchise Operations. Additionally, any expenses previously identified as Corporate Unallocated have been allocated entirely to the Franchise Operations segment.
The Franchise Operations segment is comprised of the operating activities of the franchise business unit. The Franchise Operations segment derives revenue primarily from customers by providing access to our franchise license, which represents symbolic intellectual property (See Note 2, Revenue Disclosures for additional details). The Franchise Operations segment is managed on a consolidated basis because all operations are located within a similar economic and regulatory environment, provide the same services and share the same business model and pricing strategies. As of September 30, 2026, the franchise system consisted of 915 clinics in operation. The accounting policies for the franchise segment are the same as those described in Note 1, Nature of Operations and Summary of Significant Accounting Policies. The CODM uses Net Income, Gross Profit, Operating Income, and Adjusted EBITDA as metrics in assessing performance and determining how to allocate resources. Net Income, Gross Profit, and Operating Income are reported on the condensed consolidated statements of operations. Adjusted EBITDA is presented in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures and is reconciled back to Net income (loss) from continuing operations on the condensed consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets, excluding discontinued operations current assets. The CODM uses these financial measures to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits in the Franchise Segment or into other parts of the entity, such as new products or services, new geographic territories, acquisitions or reacquisitions, or stock repurchases. Net Income and Adjusted EBITDA are used to monitor budget versus actual results. The CODM also uses Net Income and Adjusted EBITDA in conjunction with certain non-financial metrics in competitive analysis by benchmarking to our competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.
The following table summarizes total revenue and significant expense categories and amounts for our reportable segment that aligns with the segment level information that is regularly provided to the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$13,551,708	$13,380,685	$43,553,855	$39,728,545
Less:
Franchise and regional developer cost of revenues	1,980,494	2,232,419	6,320,591	7,134,267
IT cost of revenues	423,074	428,815	1,282,882	1,271,700
Selling and marketing expenses	2,704,777	2,816,081	11,307,832	9,805,075
Adjusted general and administrative expenses	6,175,404	6,380,991	18,694,390	19,860,681
Stock-based compensation expense	335,572	346,209	1,038,752	971,138
Other segment items, net (a)	204,219	428,718	1,490,002	644,869
Depreciation and amortization expense	261,779	446,736	1,081,333	1,210,961
Income tax expense	10,069	10,346	30,289	35,140
Segment income (loss)	$1,456,320	$290,370	$2,307,784	$(1,205,286)
Reconciliation of (loss) income

Net income (loss) from continuing operations	$1,456,320	$290,370	$2,307,784	$(1,205,286)
Net (loss) income from discontinued operations	(1,573,680)	564,639	(472,988)	3,121,454
Net (loss) income	$(117,360)	$855,009	$1,834,796	$1,916,168
_________________
(a) Other segment items, net includes other (income) loss, net, acquisition-related expenses, net loss on disposition or impairment, costs related to restatement filings, restructuring costs and litigation expenses.
Note 12: Related Party Transactions

Mr. Jefferson Gramm, Managing Partner of Bandera Partners LLC, who is a beneficial holder of more than 5% of our outstanding common stock (approximately 29% as of September 30, 2026), was appointed to the Board of Directors effective as of January 2, 2024.

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

In October 2020, Mr. Jefferson Gramm loaned approximately $370 thousand to an unaffiliated franchisee that owns and operates one franchise clinic. The loan is not secured by the assets of the business and there are no foreclosure rights. As of September 30, 2026, the remaining balance on the unsecured loan was approximately $178 thousand.

Note 13: Subsequent Events
Regional Developer Rights
On October 1, 2026, we entered into an Asset Purchase Agreement (the “Texas Purchase Agreement”) with The Joint Franchises San Antonio, LLC, a Texas limited liability company, The Joint Franchises DFW, LLC, a Texas limited liability company, The Joint Franchises Houston, LLC, a Texas limited liability company, The Joint Franchises Austin, LLC, a Texas limited liability company, and The Joint Franchises Texas, Ltd., a Texas limited partnership, of which David Glover and Anne Glover, residents of Texas, are the limited partners (collectively, the “Texas Sellers”), pursuant to which we reacquired from the Texas Sellers certain regional development rights in the Texas region and mutually terminated the related regional developer agreements with the Texas Sellers in the Texas region (collectively, the “Texas RDAs”) for an aggregate purchase price of $8.0 million in cash that was due upon execution of the Texas Purchase Agreement. If certain gross sales metrics are met or exceeded under the Texas RDAs during the two annual periods beginning September 1, 2026, we will also pay to the Texas Sellers up to $2.0 million in additional consideration payments, split evenly between the two years.
Stock Repurchase Program
On November 3, 2026, the Board of Directors authorized an additional $5.0 million under the 2025 SRP.

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
Overview
We are a growing franchisor that uses a private pay, non-insurance, cash-based model. We will continue our franchised-focused expansion of chiropractic clinics in key markets throughout North America, and potentially abroad, as we seek to be the leading provider of chiropractic care in the markets we serve and to become the most recognized brand in our industry.
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
For the three months ended September 30, 2026, compared to the prior year period:
•Comp sales of clinics that have been open for at least 13 full months decreased 1.9%; and
•System-wide sales for all clinics open for any amount of time decreased 3.1% to $123.3 million.
Key Clinic Development Trends. As of September 30, 2026, we and our franchisees operated or managed 930 clinics, of which 915 were operated or managed by franchisees and 15 were operated as company-owned or managed clinics. Our franchisees opened four clinics in the third quarter of 2026, compared to nine clinics in the third quarter of 2025.

Our current strategy is to grow through the sale and development of additional franchises. After evaluating options for improvement, during 2023, our Board of Directors authorized management to initiate a plan to refranchise or sell the majority of our company-owned or managed clinics. During the third quarter of 2024, we expanded the refranchising plan to include the full portfolio of our company-owned or managed clinics, marketing the clinics in large clusters grouped primarily by geographic location. This refined strategy will leverage our greatest strength – our capacity to build a franchise – to drive long-term growth for both our franchisees and The Joint as a public company. During the first quarter of 2025, we received draft letters of intent (“LOIs”) for our full portfolio of company-owned or managed clinics. During the second quarter of 2025, we refranchised 37 clinics and during the third quarter of 2025, we refranchised one clinic.

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
On December 5, 2025, we entered into an Asset Purchase Agreement with Addisco Value, LLC, a North Carolina limited liability company, Triangle Chiropractic Associates P.C., a North Carolina professional corporation, and Bluffton TJ, LLC, a South Carolina limited liability company, collectively as buyers, pursuant to which we will sell the assets of, and grant franchise rights to, 22 company-owned or managed clinics located in Virginia, North Carolina and South Carolina for an aggregate purchase price of approximately $1.5 million, subject to certain adjustments. In mid-December 2025, the buyers assumed business operations under MSAs that will remain in effect until lease reassignments are completed to permit ownership transfer. During the quarter ended June 30, 2026, we closed on the sale of one clinic included in the transaction. During the quarter ended September 30, 2026, we closed on the sale of nine clinics included in the transaction. As of September 30, 2026, the transaction as a whole had not officially closed and therefore, the net assets and liabilities of the remaining clinics remain in our consolidated balance sheets.
On April 20, 2026, we entered into the Elite Chiro Group Purchase Agreement with Elite Chiro Group, pursuant to which we will sell to Elite Chiro Group the assets of, and grant franchise rights to, 45 company-owned or managed clinics located in Southern California for an aggregate purchase price of $2.3 million, subject to certain adjustments. The Purchase Price includes prorated franchise fees pursuant to 45 separate franchise agreements to be entered into between us and Elite Chiro Group and the non-exclusive development rights for 10 clinics to be developed in the metropolitan statistical areas of a development area to be agreed upon by us and Elite Chiro Group in accordance with the schedule set forth in the Elite Chiro Group Purchase Agreement. The closing of each clinic as part of the Elite Chiro Group Transaction is expressly conditioned upon the assignment of the existing lease for such clinic. On April 27, 2026, we closed on the sale of 13 clinics included in the Elite Chiro Group Transaction, at which time ownership of such clinics transferred to Elite Chiro Group. On April 27, 2026, Elite Chiro Group also assumed business operations for the remaining 32 clinics included in the Elite Chiro Group Transaction pursuant to an MSA. During the quarter ended June 30, 2026, we closed on the sale of 15 additional clinics included in the Elite Chiro Group Transaction. During the quarter ended September 30, 2026, we closed on the sale of 12 additional clinics included in the Elite Chiro Group Transaction. As of September 30, 2026, the Elite Chiro Group Transaction as a whole had not officially closed and therefore, the net assets and liabilities of the remaining clinics remain in our consolidated balance sheets.
On June 28, 2026, we entered into an Asset Purchase Agreement (the “Vigeo Purchase Agreement”) with Vigeo, LLC, a California limited liability company (“Vigeo”), as buyer, pursuant to which we will sell the assets of, and grant franchise rights to, four company-owned or managed clinics located in Northern California for an aggregate purchase price of $400 thousand. Pursuant to the Vigeo Purchase Agreement, Vigeo paid $113 thousand of the purchase price as a down payment upon the close of the transaction under the Vigeo Purchase Agreement and will pay the remaining balance of the purchase price pursuant to separate promissory notes and corresponding security agreements. As of September 30, 2026, we have closed on the sale of the four company-owned or managed clinics included in the Vigeo Purchase Agreement and have recorded a $287 thousand note receivable that will be paid in full upon the maturity date of October 1, 2028.
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
On October 1, 2026, we entered into the Texas Purchase Agreement with the Texas Sellers, pursuant to which we reacquired from the Texas Sellers certain regional development rights in the Texas region and mutually terminated the Texas RDAs. As of October 1, 2026, the Texas region included 141 franchised clinics, and following the transaction under the Texas Purchase Agreement, the Texas Sellers will continue to franchise eight clinics in Texas through their affiliates.
The Texas RDAs were among our earliest regional developer agreements and include several negotiated terms, such as renewal rights for multiple successive 10-year terms. Pursuant to the Texas RDAs, the Texas Sellers received approximately $2.3 million in royalties paid by franchisees in the Texas region during the trailing 12 months ended August 31, 2026. Based on the foregoing, we agreed to pay to the Texas Sellers an aggregate purchase price of $8.0 million in cash that was due upon execution of the Texas Purchase Agreement, and if certain gross sales metrics are met or exceeded under the Texas RDAs during the two annual periods beginning September 1, 2026, we will also pay to the Texas Sellers up to $2.0 million in additional consideration payments, split evenly between the two years.
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
The number of franchise licenses sold for the third quarter of 2026 was one, compared with 13 licenses sold for the third quarter of 2025. We ended the third quarter of 2026 with 11 regional developers who were responsible for one, or 9%, of the 11 licenses sold during the year. We will continue to leverage the power of the regional developer program to accelerate the number of clinics sold, and eventually opened, across the country and will continue to evaluate opportunities to bring regional development territories under our direct structure as we advance our long-term growth strategy and expands access to chiropractic care in communities nationwide.
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

In addition, the expectation that interest rates will remain elevated may adversely affect patients’ financial conditions, resulting in reduced spending on our services. While the impact of these factors continues to remain uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations.

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

During the nine months ended September 30, 2026, we repurchased 680,057 shares of our common stock for approximately $5.6 million. Shares repurchased during the nine months ended September 30, 2026 represented 4.8% of outstanding common stock at December 31, 2025. All shares of common stock that were repurchased are held as treasury stock. As of September 30, 2026, we had exhausted the amount authorized for repurchasing shares of our common stock under the 2025 SRP.
On November 3, 2026, the Board of Directors authorized an additional $5.0 million under the 2025 SRP.
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

Critical Accounting Policies and Estimates
There were no changes in our critical accounting policies and estimates during the three months ended September 30, 2026, from those set forth in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations
The following discussion and analysis of our financial results encompasses the results of our Franchise Operations business segment for the three and nine months ended September 30, 2026, compared with the three and nine months ended September 30, 2025. All financial results and metrics discussed below are on a continuing operations basis.
Total Revenues - Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Components of revenues were as follows:

	Three Months Ended September 30,
	2026	2025	Change from Prior Year	Percent Change from Prior Year
Revenues:
Royalty fees	$8,254,366	$8,106,915	$147,451	1.8%
Franchise fees	893,882	964,796	(70,914)	(7.4)
Advertising fund revenue	2,391,339	2,344,833	46,506	2.0
Software fees	1,578,567	1,545,331	33,236	2.2
Other revenues	433,554	418,810	14,744	3.5
Total revenues	$13,551,708	$13,380,685	$171,023	1.3
Total revenues increased by $0.2 million, primarily due to the continued expansion and revenue growth of our franchise base and included:
•Royalty fees, software fees and advertising fund revenue increased due to an increase in the number of franchised clinics in operation during the current period. As of September 30, 2026 and 2025, there were 915 and 884 franchised clinics in operation, respectively.
•Franchise fees decreased primarily due to a lower impact of accelerated revenue recognition resulting from terminated franchise license agreements and related fees, with five and 12 franchise license agreements terminated during the three months ended September 30, 2026 and 2025, respectively.
Total Revenues - Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Components of revenues were as follows:

	Nine Months Ended September 30,
	2026	2025	Change from Prior Year	Percent Change from Prior Year
Revenues:
Royalty fees	$24,614,204	$24,311,022	$303,182	1.2%
Franchise fees	2,789,537	2,561,415	228,122	8.9
Advertising fund revenue	9,754,259	6,985,030	2,769,229	39.6
Software fees	4,660,799	4,488,959	171,840	3.8
Other revenues	1,735,056	1,382,119	352,937	25.5
Total revenues	$43,553,855	$39,728,545	$3,825,310	9.6

Total revenues increased by $3.8 million, primarily due to the continued expansion and revenue growth of our franchise base and included:
•Royalty fees and software fees increased due to an increase in the number of franchised clinics in operation during the current period.
•Franchise fees increased primarily due to the impact of accelerated revenue recognition resulting from terminated franchise license agreements and related fees, with 38 and 30 franchise license agreements terminated during the nine months ended September 30, 2026 and 2025, respectively.
•Advertising fund revenue increased due to additional funds contributed to the National Marketing Fund by our franchisees, in addition to the historical 2% of gross sales, that initiated in the fourth quarter of 2025 and continued through the second quarter of 2026.
•Other revenues increased primarily due to an increase in sponsorship revenue related to our annual conference held in April 2026.
Cost of Revenues

Cost of Revenues	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$2,403,568	$2,661,234	$(257,666)	(9.7)%
Nine Months Ended September 30,	7,603,473	8,405,967	(802,494)	(9.5)
For the three and nine months ended September 30, 2026, as compared with the three and nine months ended September 30, 2025, the total cost of revenues decreased primarily due to a reduction in regional developer royalties driven by the five regional developer territory rights acquired on or after June 30, 2025.
Selling and Marketing Expenses

Selling and Marketing Expenses	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$2,704,777	$2,816,081	$(111,304)	(4.0)%
Nine Months Ended September 30,	11,307,832	9,805,075	1,502,757	15.3
For the three months ended September 30, 2026, as compared with the three months ended September 30, 2025, selling and marketing expenses decreased slightly due to lower system-wide sales.
For the nine months ended September 30, 2026, as compared with the nine months ended September 30, 2025, selling and marketing expenses increased due to an increase in expenses associated with our national marketing campaign efforts, which began late in the fourth quarter of 2025.
Depreciation and Amortization Expenses

Depreciation and Amortization Expenses	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$261,779	$446,736	$(184,957)	(41.4)%
Nine Months Ended September 30,	1,081,333	1,210,961	(129,628)	(10.7)
Depreciation and amortization expenses decreased for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, primarily due to lower depreciation expenses driven by the now fully depreciated IT platform used by our clinics for the management of operations, which was put into service in July 2021.

General and Administrative Expenses

General and Administrative Expenses	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$6,851,612	$7,295,719	$(444,107)	(6.1)%
Nine Months Ended September 30,	21,492,814	21,955,915	(463,101)	(2.1)
For the three months ended September 30, 2026, as compared with the three months ended September 30, 2025, general and administrative expenses decreased primarily due to a decrease in payroll and other employee compensation expenses including workers' compensation insurance driven by additional progress in our refranchising strategy and decreases in severance expense. As a percentage of revenue, general and administrative expenses during the three months ended September 30, 2026 and 2025 were 51% and 55%, respectively.
For the nine months ended September 30, 2026, as compared with the nine months ended September 30, 2025, general and administrative expenses decreased primarily due to a decrease in payroll and other employee compensation expenses including workers' compensation insurance driven by additional progress in our refranchising strategy, partially offset by an increase in professional services, litigation and acquisition-related expenses. As a percentage of revenue, general and administrative expenses during the nine months ended September 30, 2026 and 2025 were 49% and 55%, respectively.
Included in general and administrative expenses from continuing operations above are expenses of $0.9 million related to workers’ compensation insurance for the nine months ended September 30, 2025, of which we believe that approximately $0.8 million relate to expenses that will not be incurred upon the completion of our refranchising strategy.
Other Income, Net

Other Income, Net	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$136,417	$139,801	$(3,384)	(2.4)%
Nine Months Ended September 30,	503,090	485,640	17,450	3.6
For the three months ended September 30, 2026, as compared with the three months ended September 30, 2025, other income decreased primarily due to lower average cash and cash equivalent balances in our money market funds resulting in decreased interest income.
For the nine months ended September 30, 2026, as compared with the nine months ended September 30, 2025, other income increased primarily due to the reversal of a liability related to the employee retention credit funds we received from the Internal Revenue Service in 2023.
Income Tax Expense

Income Tax Expense	2026	2025	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$10,069	$10,346	$(277)	(2.7)%
Nine Months Ended September 30,	30,289	35,140	(4,851)	(13.8)
Income tax expense decreased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily due to a decrease in estimated state income taxes.

Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.
Non-GAAP Financial Measures
The tables below reconcile net (loss) income to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026			2025
	From Continuing Operations	From Discontinued Operations	Net Operations	From Continuing Operations	From Discontinued Operations	Net Operations
Non-GAAP Financial Data:
Net income (loss)	$1,456,320	$(1,573,680)	$(117,360)	$290,370	$564,639	$855,009
Net interest income	(136,417)	—	(136,417)	(253,277)	—	(253,277)
Depreciation and amortization expense	261,779	134	261,913	446,736	16,310	463,046
Income tax expense (benefit)	10,069	(20,197)	(10,128)	10,346	99,630	109,976
EBITDA	1,591,751	(1,593,743)	(1,992)	494,175	680,579	1,174,754
Stock-based compensation expense	335,572	—	335,572	346,209	—	346,209
Net loss on disposition or impairment	—	2,084,596	2,084,596	—	860,598	860,598
Costs related to restatement filings	—	—	—	113,477	—	113,477
Restructuring costs	192,156	109,492	301,648	355,042	102,024	457,066
Litigation expenses	148,480	401,943	550,423	100,000	250,000	350,000
Adjusted EBITDA	$2,267,959	$1,002,288	$3,270,247	$1,408,903	$1,893,201	$3,302,104

	Nine Months Ended September 30,
	2026			2025
	From Continuing Operations	From Discontinued Operations	Net Operations	From Continuing Operations	From Discontinued Operations	Net Operations
Non-GAAP Financial Data:
Net income (loss)	$2,307,784	$(472,988)	$1,834,796	$(1,205,286)	$3,121,454	$1,916,168
Net interest (income) expense	(504,605)	—	(504,605)	(599,116)	239	(598,877)
Depreciation and amortization expense	1,081,333	9,581	1,090,914	1,210,961	59,815	1,270,776
Income tax expense	30,289	159,613	189,902	35,140	303,243	338,383
EBITDA	2,914,801	(303,794)	2,611,007	(558,301)	3,484,751	2,926,450
Stock-based compensation expense	1,038,752	—	1,038,752	971,138	—	971,138
Acquisition-related expenses	332,005	—	332,005	—	—	—
Net loss on disposition or impairment	233,420	3,278,826	3,512,246	6,413	3,746,449	3,752,862
Costs related to restatement filings	—	—	—	113,477	—	113,477
Restructuring costs	932,493	166,275	1,098,768	910,619	371,739	1,282,358
Litigation expenses	495,174	823,719	1,318,893	100,000	250,000	350,000
Adjusted EBITDA	$5,946,645	$3,965,026	$9,911,671	$1,543,346	$7,852,939	$9,396,285
Adjusted EBITDA from continuing operations consists of net income (loss) from continuing operations before interest, income taxes, depreciation and amortization, acquisition-related expenses (which includes contract termination costs associated with reacquired regional developer rights), stock-based compensation expense, bargain purchase gain, (gain) loss on disposition or impairment, costs related to restatement filings, restructuring costs (consisting of non-recurring refranchising costs of all company-owned or managed clinics and non-recurring expenses related to changes to our senior leadership team), and litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the normal course of our business). We have provided Adjusted EBITDA, a non-GAAP measure of financial performance, because it is commonly used for comparing companies in our industry. You should not consider Adjusted EBITDA as a substitute for operating profit as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. We may calculate Adjusted EBITDA differently from other companies.

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
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2026, we had unrestricted cash and short-term bank deposits of $18.3 million. We generated $0.6 million of cash flow from operating activities from both continuing and discontinued operations in the nine months ended September 30, 2026. Subsequent to quarter end, on October 1, 2026, we paid $8.0 million in cash under the Texas Purchase Agreement described in Note 13, Subsequent Events, and we may pay up to an additional $2.0 million contingent on annual gross sales metrics in the two annual periods beginning September 1, 2026, split evenly between the two years. While unfavorable global economic or political conditions create potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our line of credit will be sufficient to fund our anticipated operating and investment needs for at least the next 12 months.

While the interruptions, delays and/or cost increases resulting from political instability and geopolitical tensions, adverse weather conditions, economic weakness, inflationary pressures, elevated interest rates, labor shortages, elevated gas prices and other factors have created uncertainty as to general economic conditions for the remainder of 2026, as of the date of this Quarterly Report on Form 10-Q, we believe that we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2026, we expect to use or redeploy our cash resources to support our business within the context of prevailing market conditions, which, given the ongoing uncertainties described above, could rapidly and materially deteriorate or otherwise change. Our long-term capital requirements, primarily for corporate initiatives, could be dependent on our ability to access additional funds through the debt and/or equity markets. If the equity and credit markets deteriorate, including as a result of economic weakness, political unrest or war, or any other reason, it may make any necessary equity or debt financing more difficult to obtain in a timely manner and on favorable terms, if at all, and if obtained, it may be more costly or more dilutive. From time to time, we consider and evaluate transactions related to our portfolio and capital structure, including debt financings, equity issuances, purchases and sales of assets, and other transactions. Given the ongoing uncertainties described above, the levels of our cash flows from operations for the remainder of 2026 may be impacted. There can be no assurance that we will be able to generate sufficient cash flows or obtain the capital necessary to meet our short and long-term capital requirements.
Analysis of Cash Flows
Net cash provided by operating activities for both continuing and discontinued operations increased by $1.6 million to $0.6 million for the nine months ended September 30, 2026, compared to net cash used in operating activities of $1.1 million for the nine months ended September 30, 2025. The increase in net cash provided by operating activities was primarily attributable to a change in accrued expenses of $2.2 million primarily related to a settlement payment of a medical injury claim during the first quarter of 2025 which was partially offset by a settlement payment of a employment matter during the third quarter of 2026 and a $1.7 million change in operating leases driven by the continued disposition of our corporate-owned or managed clinics and their related lease obligations as well as rent concessions during the first quarter of 2026 for our corporate headquarters. The increases in net cash provided by operating activities above were partially offset by a change in accounts receivable of $1.2 million due primarily to insurance recoveries received during the first quarter of 2025 and a change in payroll liabilities of $1.0 million related to the increased payout of our annual bonuses.
Net cash provided by investing activities was $0.6 million for the nine months ended September 30, 2026, compared to net cash provided by investing activities of $6.6 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, this included proceeds from sales of clinics of $1.4 million, partially offset by purchases of property and equipment of $0.9 million. For the nine months ended September 30, 2025, this included proceeds from sales of clinics of $7.8 million, partially offset by purchases of property and equipment of $1.2 million.

Net cash used in financing activities for the nine months ended September 30, 2026 was $5.7 million, compared to net cash used in financing activities of $0.8 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, net cash used in financing activities primarily included $5.6 million of common stock purchases under the 2025 SRP. For the nine months ended September 30, 2025, net cash used in financing activities included $2.3 million of common stock purchases under the 2025 SRP, partially offset by cash receipts from stock option exercises of $1.5 million.
Capital Composition
As discussed in the “Significant Events and/or Recent Developments” section of this MD&A, our Board of Directors approved the 2025 SRP to repurchase up to $17.0 million of our common stock. During the nine months ended September 30, 2026, we repurchased 680,057 shares under the 2025 SRP. Refer to the “Significant Events and/or Recent Developments” section above for more information and Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for our monthly repurchase activity during the three months ended September 30, 2026.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2026, there have been no material changes to the quantitative and qualitative disclosures about market risk appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving such objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our management concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The following table summarizes our monthly common stock repurchase activity during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of the 2025 SRP	Approximate Dollar Value of Shares that May Yet be Purchased Under the 2025 SRP
Repurchases from July 1 - 31, 2026	—	$—	—	$3,834,262
Repurchases from August 1 - 31, 2026	162,695	8.38	162,695	2,471,399
Repurchases from September 1 - 30, 2026	298,069	8.26	298,069	—
Total	460,764	$8.30	460,764	—
On November 3, 2026, the Board of Directors authorized an additional $5.0 million under the 2025 SRP.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
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

THE JOINT CORP.

Dated: November 5, 2026	By:	/s/ Sanjiv Razdan
Sanjiv Razdan Chief Executive Officer and President (Principal Executive Officer)

Dated: November 5, 2026	By:	/s/ Scott J. Bowman
Scott J. Bowman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)